Form 10-K
period 1993-12-31
MONSANTO CO
filed 1994-03-15
CIK 67686

                                1 9 9 3

===============================================================================

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


     (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                        -----------------

                                  OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 1-2516
                                            ------

                           MONSANTO COMPANY
                           ----------------

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                      43-0420020
    --------                                      ----------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


    800 NORTH LINDBERGH BLVD., ST. LOUIS, MO.                63167
    -----------------------------------------                -----

    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 694-1000
                                                      --------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED
       -------------------                        ---------------------

COMMON STOCK $2 PAR VALUE                       NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS. YES  X    NO
          ----     ----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $9.1 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 1994.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 118,614,871 SHARES OF COMMON STOCK, $2 PAR VALUE, OUTSTANDING AT FEBRUARY 28, 1994.

                  DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF MONSANTO COMPANY ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993. (PARTS I AND II OF FORM 10-K.)

2. PORTIONS OF MONSANTO COMPANY NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 14, 1994. (PART III OF FORM 10-K.)

===============================================================================

                                PART I

ITEM 1. BUSINESS.

  Monsanto Company and its subsidiaries are engaged in the worldwide manufacture and sale of a widely diversified line of agricultural products; chemical products, including plastics and manufactured fibers; pharmaceuticals; and food products, including low-calorie sweeteners. Monsanto Company was incorporated in 1933 under Delaware law and is the successor to a Missouri corporation, Monsanto Chemical Works, organized in 1901. Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and the "Company" means Monsanto Company only.

RECENT DEVELOPMENTS

  In May, 1993, Monsanto purchased the assets, including working capital, of the Ortho Consumer Products Division of Chevron Chemical Company. See "Principal Acquisitions and Divestitures" on page 44 of the 1993 Annual Report.

INDUSTRY SEGMENTS; PRINCIPAL PRODUCTS

  For 1993, Monsanto reported its business under four industry segments: The Agricultural Group, The Chemical Group, Searle, and NutraSweet. The first two segments constitute, respectively, the business of The Agricultural Group and The Chemical Group, both of which are operating units of Monsanto. Searle reflects the consolidated business of G. D. Searle & Co., and NutraSweet reflects the consolidated business of The NutraSweet Company, both of which are wholly owned subsidiaries of the Company. The tabular information appearing under "Operating Unit Segment Data" and "Geographic Data" on pages 27 and 34 of the 1993 Annual Report is incorporated herein by reference.

  The following is a list of principal products categorized by major end-use markets within each industry segment:

THE AGRICULTURAL GROUP
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------         -------------              -------------------

Agriculture            Roundup(R) herbicide    Multipurpose, non-      Alvin, TX; Antwerp, Belgium;   Disodiumiminodiacetate;
                       and other glyphosate-   selective agricultural  Fayetteville, NC; Luling,      Phosphorus Trichloride
                       based herbicides        and industrial          LA; Sao Jose dos Campos,
                                               applications            Brazil
                       ----------------------------------------------------------------------------------------------------------
                       Lasso(R) herbicide and  Corn, soybean, peanut   Muscatine, IA                  Chloroacetyl Chloride;
                       other acetanilide-based and milo (sorghum)                                     Diethylaniline
                       herbicides              crops
                       ----------------------------------------------------------------------------------------------------------
                       Avadex(R) BW herbicide; Wheat crops             Antwerp, Belgium;              Ammonium Thiocyanate;
                       Far-Go(R) herbicide                             Muscatine, IA                  Diisopropylamine;
                                                                                                      Trichloropropane
- ---------------------------------------------------------------------------------------------------------------------------------
Residential            Roundup herbicide;      Herbicides,             Fort Madison, IA               Acephate; Chlorpyrifos;
applications           Ortho(R) lawn-and-      insecticides,                                          Diazinon; Glyphosate;
                       garden products         fungicides, and                                        Malathion; Triforine
                                               fertilizers
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP
                                                               Fibers
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------         -------------              -------------------
Construction & Home    Acrilan(R) acrylic      Broadloom carpet        Decatur, AL; Greenwood, SC;    Acrylonitrile; Ammonia;
Furnishings            fiber; nylon bulk                               Pensacola, FL                  Cyclohexane; Propylene
                       continuous filament;
                       nylon carpet staple
- ---------------------------------------------------------------------------------------------------------------------------------
Personal Products      Acrilan acrylic fiber   Sweaters; half-hose;    Decatur, AL                    Acrylonitrile
                                               active wear
- ---------------------------------------------------------------------------------------------------------------------------------
Vehicles               Nylon filament; nylon   Tires; molding resins   Pensacola, FL                  Ammonia; Cyclohexane;
                       polymer                 for auto grilles,                                      Propylene
                                               bumpers and gears
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        Performance Products

Personal Products      Detergent builders;     Laundry and dish        Augusta, GA; Newport, United   Benzene; Caustic Soda;
                       industrial phosphates;  detergents; water       Kingdom; Ruabon, United        Phosphorus; Soda Ash
                       dental phosphates       conditioners; non-gel   Kingdom; St. Louis, MO; Sao
                                               toothpaste              Jose dos Campos, Brazil;
                                                                       Soda Springs, ID; Trenton,
                                                                       MI
- ---------------------------------------------------------------------------------------------------------------------------------
Chemicals              Industrial phosphates;  Metal treating,         Augusta, GA; Luling, LA; St.   Ammonia; Chlorine;
                       phosphoric acid;        cleaning and etching;   Louis, MO; Sauget, IL;         Phosphorus; Soda Ash;
                       phosphorus              plant food fertilizers; Trenton, MI                    Sulphur
                       pentasulfide;           oil additives;
                       phosphorus trichloride  herbicides
- ---------------------------------------------------------------------------------------------------------------------------------
Capital Equipment      Diphenyl oxide;         Heat transfer fluids    Alvin, TX; Anniston, AL;       Benzene; Phenol
                       polyphenyls                                     Newport, United Kingdom
                       ----------------------------------------------------------------------------------------------------------
                       Water treatment         Scale inhibitors; oil   Newport, United Kingdom        Phosphorus Trichloride
                       chemicals               field chemicals
- ---------------------------------------------------------------------------------------------------------------------------------
Food                   Food additives          Bakery; dairy; meat     St. Louis, MO; Sao Jose dos    Caustic Soda; Lime;
                                                                       Campos, Brazil; Trenton, MI    Phosphorus
- ---------------------------------------------------------------------------------------------------------------------------------
Vehicles               Hydraulic fluids and    Hydraulic fluid for     St. Louis, MO                  Phosphorus Oxychloride
                       lubricants              commercial aircraft
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Ammonium polyphosphate  Fire retardant coating;                                Phosphorus
Furnishings                                    polymer additives
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              Plastics

Personal Products      Centrex(R) polymers;    Toys; boats; tools;     Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
                       Lustran(R) ABS and SAN  housewares; consumer    Belgium; LaSalle, Quebec,      Maleic Anhydride; Nylon
                       thermoplastics;         electronics; business   Canada; Muscatine, IA;         Salt; Styrene
                       Triax(R) thermoplastic  machines; cosmetic      Pensacola, FL
                       alloys; Vydyne(R) nylon packaging; personal
                       molding resins          care items; spas and
                                               hot tubs; food
                                               processing; medical
                                               appliances
- ---------------------------------------------------------------------------------------------------------------------------------
Vehicles               Lustran ABS and SAN     Automotive interior and Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
                       thermoplastics; Vydyne  exterior molded parts;  Belgium; LaSalle, Quebec,      Maleic Anhydride; Nylon
                       nylon molding resins;   under-the-hood          Canada; Muscatine, IA;         Salt; Styrene
                       Cadon(R)                applications;           Pensacola, FL
                       thermoplastics; Triax   automotive aftermarket;
                       thermoplastic alloys;   transportation
                       Centrex polymers
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Lustran ABS             Drain pipe;             Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
Furnishings            thermoplastics; Triax   refrigeration;          Belgium; LaSalle, Quebec,      Maleic Anhydride; Styrene
                       thermoplastic alloys    telecommunications      Canada; Muscatine, IA
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP (CONT'D)
                                                               Resins
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------         -------------              -------------------
Vehicles               Saflex(R) plastic       Windshields             Ghent, Belgium; Indian         Butyraldehyde; Ethanol;
                       interlayer                                      Orchard, MA; Sao Jose dos      Polyvinyl Alcohol; Vinyl
                                                                       Campos, Brazil; Trenton, MI    Acetate Monomer
                       ----------------------------------------------------------------------------------------------------------
                       Specialty resins;       Automotive coatings and Addyston, OH; Antwerp,         Butanol; Chlorine;
                       polymer modifiers       sealants                Belgium; Bridgeport, NJ;       Formaldehyde; Melamine;
                                                                       Indian Orchard, MA; LaSalle,   Methanol; Phthalic
                                                                       Quebec, Canada                 Anhydride; Toluene
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Saflex plastic          Architectural glass     Ghent, Belgium; Indian         Butyraldehyde; Ethanol;
Furnishings            interlayer                                      Orchard, MA; Sao Jose dos      Polyvinyl Alcohol; Vinyl
                                                                       Campos, Brazil; Trenton, MI    Acetate Monomer
                       ----------------------------------------------------------------------------------------------------------
                       Specialty resins        Coatings and adhesives  Addyston, OH; Alvin, TX;       Acrylate Esters; Butanol;
                                                                       Indian Orchard, MA; LaSalle,   Formaldehyde; Melamine;
                                                                       Quebec, Canada; Trenton, MI    Methanol; Vinyl Acetate
                                                                                                      Monomer
                       ----------------------------------------------------------------------------------------------------------
                       Polymer modifiers       Vinyl flooring; caulks  Antwerp, Belgium;              Butanol; Chlorine;
                                               and sealants;           Bridgeport, NJ; LaSalle,       2-Ethylhexanol; Phenol;
                                               adhesives; coatings;    Quebec, Canada                 Phthalic Anhydride; Toluene
                                               wall covering; vinyl
                                               upholstery; insulation;
                                               furniture
- ---------------------------------------------------------------------------------------------------------------------------------
Personal Products      Polymer modifiers       Packaging               Antwerp, Belgium;              Butanol; Chlorine; Phthalic
                                                                       Bridgeport, NJ; LaSalle,       Anhydride; Toluene
                                                                       Quebec, Canada
- ---------------------------------------------------------------------------------------------------------------------------------
Other                  A variety of resin      Electronics; paper;     Addyston, OH; Indian           Acrylate Esters;
                       products                graphics; coatings;     Orchard, MA; LaSalle,          Butyraldehyde; Ethanol;
                                               medical devices;        Quebec, Canada                 Formaldehyde; Maleic
                                               packaging; solvents                                    Anhydride; Melamine;
                                                                                                      Methanol; Vinyl Acetate
                                                                                                      Monomer
- ---------------------------------------------------------------------------------------------------------------------------------
                                                    Rubber and Process Chemicals

Vehicles               Santocure(R) CBS,       Tires; tubes; belts;    Antwerp, Belgium; Newport,     Aniline; Carbon Disulfide;
                       Santocure MOR,          hoses; retreads; mats   United Kingdom; Nitro, WV;     Para-Nitrochlorobenzene;
                       Santocure NS,                                   Ruabon, United Kingdom;        Tertiary-Butylamine
                       Santocure TBSI,                                 Sauget, IL
                       Santoflex(R) 13,
                       Santogard(R) PVI
                       rubber processing
                       chemicals (accelerators
                       and antidegradants)
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Flectol(R),             Roofing; flooring;      Antwerp, Belgium; Newport,     Aniline; Carbon Disulfide;
Furnishings            Santocure CBS,          tape; industrial hose   United Kingdom; Nitro, WV;     Tertiary-Butylamine
                       Santocure MOR,                                  Ruabon, United Kingdom;
                       Santocure NS,                                   Sauget, IL
                       Santocure TBSI
                       rubber processing
                       chemicals (antioxidants
                       and accelerators)
- ---------------------------------------------------------------------------------------------------------------------------------
Chemicals              Nitrochlorobenzene      Dyes; pigments; rubber  Anniston, AL; Newport,         Benzene; Caustic Soda;
                       derivatives; Sodium MBT preservatives;          United Kingdom; Nitro, WV;     Chlorine
                                               engineering             Sauget, IL
                                               thermoplastics;
                                               pesticides; antifreeze;
                                               water treatment
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP (CONT'D)
                                               Rubber and Process Chemicals (Cont'd)
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------         -------------              -------------------
Other                  Monochlorobenzene;      Pesticides              Anniston, AL; Sauget, IL       Benzene; Caustic Soda;
                       Nitrochlorobenzene                                                             Chlorine
                       derivatives
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        Engineered Products

Capital Equipment      Sulfuric acid and       Process plants          On-Site Construction           Various Construction
                       process plants (design                                                         Components
                       and construction); air
                       emission control
                       systems
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Doormats                Doormats                Ghent, Belgium;                Polyethylene
Furnishings                                                            St. Louis, MO
- ---------------------------------------------------------------------------------------------------------------------------------
SEARLE

Pharmaceuticals        Maxaquin(R)             Anti-infective          Augusta, GA; Caguas, Puerto    Trifluoroaniline
                       (Lomefloxacin HCl)                              Rico; Evreux, France
                       ----------------------------------------------------------------------------------------------------------
                       Daypro(R) (Oxaprozin);  Anti-inflammatory       Augusta, GA; Caguas,Puerto     Benzoin;
                       Arthrotec(R)                                    Rico; Morpeth, United          Misoprostol/Diclofenac
                       (Misoprostol/Diclofenac)                        Kingdom

                       ----------------------------------------------------------------------------------------------------------
                       Aldactone(R)            Cardiovascular          Augusta, GA; Caguas, Puerto    Androstenedione/
                       (Spironolactone);                               Rico; Evreux, France;          Hydrochlorothiazide;
                       Aldactazide(R)                                  Morpeth, United Kingdom        Verapamil HCl
                       (Spironolactone/
                       Hydrochlorothiazide);
                       Calan(R) formulations
                       (Verapamil HCl)
                       ----------------------------------------------------------------------------------------------------------
                       Oral contraceptives     Fertility control       Caguas, Puerto Rico;           Delta 4 (19-Norandro-
                                                                       Morpeth, United Kingdom        stenedione)
                       ----------------------------------------------------------------------------------------------------------
                       Cytotec(R)              Gastrointestinal        Caguas, Puerto Rico; Coapa,    Norprostol
                       (Misoprostol)                                   Mexico; Morpeth, United
                                                                       Kingdom
                       ----------------------------------------------------------------------------------------------------------
                       Ambien(R) (Zolpidem     Central nervous system  Caguas, Puerto Rico            Zolpidem
                       Tartrate)
- ---------------------------------------------------------------------------------------------------------------------------------
Food (ex-U.S. only)    Canderel(R) tabletop    Low-calorie tabletop    Evreux, France; Morpeth,       Aspartame
                       sweetener; Equal(R)     sweetener               United Kingdom
                       tabletop sweetener
- ---------------------------------------------------------------------------------------------------------------------------------
NUTRASWEET

Food                   NutraSweet(R) brand     High-intensity          Augusta, GA; Harbor Beach,     Aspartic Acid;
                       sweetener               sweetener available     MI; University Park, IL        L-Phenylalanine
                                               primarily in beverages,
                                               dessert products and
                                               tabletop sweeteners
                       ----------------------------------------------------------------------------------------------------------
                       Equal tabletop          Low-calorie tabletop    Manteno, IL                    Aspartame
                       sweetener;              sweeteners
                       NutraSweet(R)
                       Spoonful(TM) tabletop
                       sweetener
                       ----------------------------------------------------------------------------------------------------------
                       Simplesse(R) all        All natural fat                                        Whey protein concentrate
                       natural fat substitute  substitute for use
                                               primarily in dairy
                                               products
- ---------------------------------------------------------------------------------------------------------------------------------

SALE OF PRODUCTS

  Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors and jobbers, to retailers and to the ultimate consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. As indicated on page 35 of the 1993 Annual Report, Monsanto's net income is historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of The Agricultural Group during that part of the year. Monsanto's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis, although the seasonality of sales of The Agricultural Group segment sometimes results in short-term borrowings to finance the customer accounts receivable and inventories. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Monsanto generally is not dependent upon one or a group of customers. The NutraSweet segment, however, makes a majority of its sales to a few companies for use in carbonated soft drinks. Monsanto has no material contracts with the government of the United States or any state, local or foreign government. However, pursuant to contracts executed under U.S. federal and state laws, Monsanto's Searle segment pays rebates to state governments for pharmaceuticals sold under state Medicaid programs and under state-funded programs for the indigent. The Searle segment also grants discounts to certain managed health care providers.

  Introduction of new products by The Agricultural Group, Searle and NutraSweet segments is typically subject to prior review and approval by the U.S. Food & Drug Administration, the U.S. Environmental Protection Agency and/or the U.S. Department of Agriculture (or comparable agencies of ex-U.S. governments) before they can be sold. Such reviews are often time-consuming and costly. These agencies also have continuing jurisdiction over many existing products of these segments.


RAW MATERIALS AND ENERGY RESOURCES

  Monsanto is both a producer and significant purchaser of a wide spectrum of its basic and intermediate raw material requirements. Major requirements for key raw materials and fuels are typically purchased pursuant to long-term contracts. Monsanto is not dependent on any one supplier for a material amount of its raw materials or fuel requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Monsanto has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. Information with respect to specific raw materials is set forth in the table above under "Industry Segments; Principal Products."

  While temporary shortages of raw materials and fuels may occasionally occur, these items are sufficiently available to cover current and projected requirements. However, their continuing availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic and world market and political conditions, as well as to the direct or indirect effect of U.S. and other countries' government regulations. The impact of any future raw material and energy shortages on Monsanto's business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by legislation, shortages or international or domestic events.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

  Monsanto owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under a small number of patents of others. Also, Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance in the operation of its business, particularly in The Agricultural Group and Searle segments and with respect to NutraSweet(R) brand sweetener. Certain proprietary products such as Roundup(R) herbicide are covered by patents. Although patents protecting Roundup(R) herbicide have now expired in most countries, compound per se patent protection for the active ingredient in Roundup herbicide continues in the United States into the year 2000. All patents covering the use of aspartame as a sweetener have expired. NutraSweet(R) brand sweetener is currently manufactured under several patents owned by The NutraSweet Company and patented processes licensed from a third party for the duration of the applicable patents. Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent market exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act.

  The trademarks "Equal(R)," "Canderel(R)" and "NutraSweet" and the NutraSweet symbol are protected by registration in the United States and in other countries where the products are marketed.

  Roundup herbicide, Calan SR antihypertensive and NutraSweet brand sweetener are each substantial contributors to earnings.

  Monsanto holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, political subdivisions of various states, or private parties. None of these leases taken individually is deemed by Monsanto to be material, although Monsanto's phosphate leases in the aggregate are significant to The Chemical Group segment of its business. Monsanto's phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at twenty-year intervals.

COMPETITION

  Monsanto encounters substantial competition in each of its industry segments. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality.

  The number of Monsanto's principal competitors varies from product to product. It is not practical to discuss Monsanto's numerous competitors because of the large variety of Monsanto's products, the markets served and the worldwide business interests of Monsanto. Overall, however, Monsanto regards its principal product groups to be competitive with many other products of other producers and believes that it is an important producer of many of such product groups.

RESEARCH AND DEVELOPMENT

  Research and development constitute an important part of Monsanto's activities. See "Operating Unit Segment Data" on page 27 of the 1993 Annual Report, incorporated herein by reference.

ENVIRONMENTAL MATTERS

  Monsanto is subject to various laws and government regulations concerning environmental matters, employee safety and employee health in the United States and other countries. It is anticipated that increasingly stringent requirements will be imposed upon Monsanto, its competitors and industry in general. U.S. federal environmental legislation having particular impact on Monsanto includes the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as "Superfund"), as amended by the Superfund Amendments and Reauthorization Act ("SARA"). Monsanto is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The Environmental Protection Agency ("EPA"), OSHA and other federal agencies have the authority to promulgate regulations which have an impact on Monsanto's operations. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations.

  Monsanto is dedicated to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. In 1988, management committed to a 90 percent reduction in toxic air emissions from worldwide operations by the end of 1992, including emissions reportable in the U.S. under Title III of SARA. The reduction achieved was 92 percent, based on 1992 year-end operating rates. The cost to accomplish this target did not materially affect operating results. In fact, some of the target capital projects lowered operating costs and improved operating efficiency.

  Expenditures in 1993 were approximately $53 million for environmental capital projects and approximately $234 million for management of environmental programs, including the operation and maintenance of facilities for environmental control. Monsanto estimates that during 1994 and 1995 approximately $40 million-$70 million per year will be spent on additional capital projects for environmental protection.

  Monsanto periodically receives notices from the EPA that it is a potentially responsible party ("PRP") under Superfund. The EPA has designated Monsanto as a PRP at 89 Superfund sites. Monsanto has resolved disputes, entered partial consent decrees, and executed administrative orders between Monsanto and the EPA in 41 of these cases, settling a portion or all of Monsanto's liability for these Superfund cases. Six other matters involve sites where allegations are predicated on tentative findings of reuse of drums by others that once contained products sold by Monsanto. These six matters have been inactive as to Monsanto for at least nine years. At one other site, Monsanto has determined that it has no liability whatsoever.

  Monsanto's policy is to accrue costs for remediation of waste disposal sites in the accounting period in which the responsibility is established and the cost is estimable. Monsanto's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. These liabilities have not been reduced for any claims for recoveries from insurance or from third parties. However, Monsanto is engaged in litigation with some of its insurance carriers regarding both the applicability and the amount of its coverage responsive to claims for damages at these sites. Monsanto has an accrued liability of $102 million as of December 31, 1993, for Superfund sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Major sites in this category include the noncompany-owned Brio, Fike/Artel, Motco and Woburn sites which account for $83 million of the accrued amount.

  Monsanto's estimate of its Superfund liability is affected by several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. Due to these uncertainties, primarily related to the method and extent of remediation, potential future expenses could be as much as $30 million for these sites. These potential future expenses may be incurred over the balance of the decade.

  There are various other lawsuits, claims and proceedings that state agencies and others have asserted against the Company seeking remediation of alleged environmental impairments. Monsanto is in the process of determining its involvement, if any, at 44 of these sites. Monsanto has an accrued liability of $131 million as of December 31, 1993, for these matters and for environmental reserves at certain former Monsanto plant sites. The Company's estimate of its liability related to these sites is affected by several uncertainties such as, but not limited to, the extent of Monsanto's involvement, and the method and extent of remediation. Due to these uncertainties, potential future expenses could be as much as $70 million for these sites. Four sites in this category account for $63 million of the accrued amount and for approximately $60 million of the potential future expenses.

  Monsanto spent $39 million in 1993 for remediation of Superfund and other waste disposal sites. Most of these expenditures related to The Chemical Group, and similar or greater amounts can be expected in future years.

  For operational facilities, Monsanto recognizes post-closure environmental costs and site remediation costs over the estimated remaining useful life of the related facilities, not to exceed 20 years. Monsanto spent $14 million in 1993 for remediation of these facilities and has an accrued liability of $33 million as of December 31, 1993, for these sites. Uncertainties related to these costs are evolving government regulations, the method and extent of remediation, and future changes in technology. Monsanto's estimated closure costs for these plant sites are approximately $150 million.

  While the ultimate costs and results of remediation of waste disposal sites cannot be predicted with certainty, management believes that Monsanto's liquidity and profitability in any one year will not be materially affected.

EMPLOYEE RELATIONS

  As of December 31, 1993, Monsanto had approximately 30,000 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

  Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A large number of products are manufactured abroad. Monsanto's ex-U.S. operations are subject to a number of potential risks and limitations, such as: fluctuations in currency values; exchange control regulations; wage and price controls; approvals of therapeutic claims and pricing for pharmaceutical and other products; governmental regulation of food ingredients, agricultural and pharmaceutical products and biotechnology; employment regulations; import, export and trade restrictions, including embargoes; raw material supply constraints; governmental instability, civil disorders, civil wars and other hostilities; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Geographic Data" on page 34 of the 1993 Annual Report, incorporated herein by reference.

LEGAL PROCEEDINGS

  Because of the size and nature of its business, Monsanto is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. While the results of litigation cannot be predicted with certainty, Monsanto does not believe these matters or their ultimate disposition will have a material adverse effect on Monsanto's financial position.

  On April 12, 1985, the Company was named as a defendant in the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company is one of a number of companies that had sold materials to the chemical reprocessor at that site. Currently pending against the Company are the following matters: (a) The Company is one of a number of defendants in 14 cases brought in Harris County District Court on behalf of 751 plaintiffs who own homes or live in the Southbend or Sageglen subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; the need for medical monitoring; and, in the case of the homeowners, property damage. In addition to their claims of personal injury, four plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (b) The Company is also a defendant in two additional cases brought in Harris County District Court. The first case is brought by two recreational baseball leagues which claim to have suffered property damage and consequential damages. Plaintiffs seek compensatory and punitive damages in an unspecified amount. The second case is brought on behalf of the Clear Creek Independent School District for property damage and consequential damages. Plaintiff seeks compensatory and punitive damages in an unspecified amount. (c) The Company is one of a number of defendants in two additional actions brought in Harris County District Court by 407 plaintiffs, who are former employees of the owners/operators of the Brio site, persons who worked near the Brio site, Sageglen subdivision residents, and members of the employees' and residents' families. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that it has meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of the Company, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. The Company is vigorously defending these actions.

  In 1974, Searle introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7(R). Following extensive testing by Searle and review by the FDA, the Cu-7 was approved for sale as a prescription drug. Searle has been named a defendant in a number of product liability lawsuits alleging that the Cu-7 caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 1, 1994, there were approximately 124 cases pending in various U.S. state and federal courts and approximately 361 cases filed outside the United States (the vast majority in Australia). The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7 in the United States, citing the cost of defending such litigation.

  The Company registered, on June 27, 1991, for the Compliance Audit Program ("CAP") administered by the EPA under the authority of Section 8(e) of the Toxic Substances Control Act ("TSCA"). It has been reported that over 120 companies in the United States registered for the CAP. The CAP requires registrants to audit health and environmental effect information in order to determine whether information in the registrant's possession is reportable to the EPA under TSCA Section 8(e). A registrant's liability, under the CAP, for late reporting of information under TSCA 8(e), will be assessed on the basis of a set amount per study submitted with the total liability not to exceed $1,000,000. The Company voluntarily entered into a similar Consent Agreement with the EPA before the CAP, and under that Agreement performed a more limited audit than is required by the CAP and paid a settlement of $648,000. This settlement amount has been credited to the Company under the CAP. It has now been determined that the Company's remaining liability under the CAP will be $352,000.

RISK MANAGEMENT

  Monsanto continually evaluates risk retention and insurance levels for product liability, property damage and other potential areas of risk. Monsanto devotes significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Based on the cost and availability of insurance and the likelihood of a loss, management determines the amount of insurance coverage to be purchased from unaffiliated companies and the appropriate amount of risk to retain. Since 1986, Monsanto's liability insurance has been on the "claims made" policy form. Management believes that the current levels of risk retention are consistent with those of other companies in the various industries in which Monsanto operates. There can be no assurance that Monsanto will not incur losses beyond the limits of, or outside the coverage of, its insurance. However, Monsanto's liquidity, financial position and profitability are not expected to be affected materially by the levels of risk retention that the Company accepts.

ITEM 2. PROPERTIES.

  The General Offices of the Company are located on a 285-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. Monsanto also has research laboratories and technical centers throughout the world. Information with respect to Monsanto's manufacturing locations worldwide and the industry segments which use such plants as of January 1, 1994, is set forth under "Business-Industry Segments; Principal Products" in Item 1 of this Report, which is incorporated herein by reference.

  Monsanto's principal plants are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal plants is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth. Most of these plants are owned in fee. However, the land at the Antwerp, Belgium plant is leased. In addition, a portion of a plant at Augusta, Georgia is currently leased with an option to purchase, pursuant to an industrial revenue bond financing. The Company has granted leases, with options to purchase, on approximately 366 acres of the 3,000 acres at the Alvin, Texas plant site. In limited instances, Monsanto has granted leases on portions of other plant sites not required for current operations.


ITEM 3. LEGAL PROCEEDINGS.

  For information concerning certain legal proceedings involving
Monsanto, see "Business-Environmental Matters" and "Business-Legal Proceedings" contained in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to the security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

  The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters appearing under "Review of Cash Flow" on pages 39 through 41 and "Quarterly Data" on page 35 of the 1993 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The tabular information under "Financial Summary-Operating Results, Earnings per Share and Year-End Financial Position" and the amounts of Dividends per Share, all appearing on page 52 of the 1993 Annual
Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  The tabular and narrative information appearing under "Review of Consolidated Results of Operations" on pages 23 through 26, "Operating Unit Segment Data" on pages 27 through 33, "Review of Changes in Financial Position" on page 37, and "Review of Cash Flow" on pages 39 through 41 of the 1993 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Monsanto appearing on pages 22, 36, 38, 42 and 43 through 51; the Independent Auditors' Opinion appearing on page 21; and the tabular and narrative information appearing under "Quarterly Data" on page 35 of the 1993 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and executive officers appearing under "Election of Directors" on pages 2 through 4 of the Monsanto
Company Notice of Annual Meeting and Proxy Statement (the "1994 Proxy
Statement") dated March 14, 1994, is incorporated herein by reference.
The following information with respect to the Executive Officers of the Company on March 1, 1994, is included pursuant to Instruction 3 of Item
401(b) of Regulation S-K:

                                                                   Year First
                                                                   Became an
                                                                   Executive
        Name - Age              Present Position with Registrant    Officer     Other Business Experience since January 1, 1989
- ---------------------------    ----------------------------------  ---------- ---------------------------------------------------

Richard W. Duesenberg, 63      Senior Vice President,                 1977    Present position, 1982.
                               Secretary and General Counsel-
                               Monsanto Company
Robert E. Flynn, 60            Chairman and Chief Executive           1987    Chairman, Chief Executive Officer and President,
                               Officer, The NutraSweet Company                Fisher Controls International, Inc. (a former
                               (a subsidiary of the Company);                 subsidiary of the Company), 1988; Chairman and Chief
                               Advisory Director-Monsanto                     Executive Officer, The NutraSweet Company, 1990; and
                               Company                                        present position, 1993.
Sheldon G. Gilgore, 62         Chairman and Chief Executive           1987    Chairman, President and Chief Executive Officer, G. D.
                               Officer, G. D. Searle & Co. (a                 Searle & Co., 1986; Chairman and Chief Executive
                               subsidiary of the Company);                    Officer, G. D. Searle & Co., 1991; and present
                               Advisory Director-Monsanto                     position, 1993.
                               Company
Richard J. Mahoney, 60         Director; Chairman and Chief           1975    Present position, 1986.
                               Executive Officer-Monsanto
                               Company
Philip Needleman, 55           Senior Vice President, Research        1991    Professor and Head of the Department of Pharmacology,
                               and Development; Advisory                      Washington University School of Medicine, 1976; Vice
                               Director-Monsanto Company;                     President, Research and Development-Monsanto Company,
                               President, Research and                        1989; Vice President, Research and Development;
                               Development, G. D. Searle & Co.                Advisory Director-Monsanto Company, 1991; Vice
                                                                              President, Research and Development; Advisory
                                                                              Director-Monsanto Company; President, Research and
                                                                              Development, G. D. Searle & Co., 1992; and present
                                                                              position, 1993.
Robert G. Potter, 54           Executive Vice President and           1981    Group Vice President and Advisory Director-Monsanto
                               Advisory Director-Monsanto                     Company and President-Monsanto Chemical Company, 1986;
                               Company; President-The Chemical                and present position, 1990.
                               Group


                                                                   Year First
                                                                   Became an
                                                                   Executive
        Name - Age              Present Position with Registrant    Officer     Other Business Experience since January 1, 1989
- ---------------------------    ----------------------------------  ---------- ---------------------------------------------------

Nicholas L. Reding, 59         Director; Vice Chairman-               1976    Executive Vice President and Advisory Director-
                               Monsanto Company                               Monsanto Company and President-Monsanto
                                                                              Agricultural Company, 1986; Executive Vice President,
                                                                              Environment, Safety, Health and Manufacturing and
                                                                              Advisory Director-Monsanto Company, 1990; and present
                                                                              position, 1993.
Robert B. Shapiro, 55          Director; President and Chief          1987    Chairman and Chief Executive Officer, The NutraSweet
                               Operating Officer-Monsanto                     Company, 1986; Executive Vice President and Advisory
                               Company                                        Director-Monsanto Company and President-The
                                                                              Agricultural Group, 1990; and present position, 1993.
Francis A. Stroble, 63         Senior Vice President and Chief        1975    Present position, 1982.
                               Financial Officer; Advisory
                               Director-Monsanto Company
Hendrik A. Verfaillie, 48      Vice President and Advisory            1993    Vice President, Commercial Development-Monsanto
                               Director-Monsanto Company;                     Agricultural Company, 1986; Vice President and General
                               President-The Agricultural                     Manager, Roundup Division-The Agricultural Group,
                               Group                                          1990; and present position, 1993.
Virginia V. Weldon, 58         Senior Vice President, Public          1990    Professor of Pediatrics, Washington University School
                               Policy; Advisory Director-                     of Medicine, 1979-1989; Vice President, Washington
                               Monsanto Company                               University Medical Center, 1980-1989; Deputy Vice
                                                                              Chancellor for Medical Affairs, Washington University
                                                                              School of Medicine, 1983-1989; Vice President,
                                                                              Scientific Affairs-Monsanto Company, 1989; Vice
                                                                              President, Public Policy-Monsanto Company, 1989; Vice
                                                                              President, Public Policy; Advisory Director-Monsanto
                                                                              Company, 1990; and present position, 1993.

The above-listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Directors' Fees and Other Arrangements" on page 8 and under "Executive Compensation" on pages 12 through 16 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 5 and 6 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 22, 36, 38, 42 and 43 through 51 of the 1993 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

        2. Financial Statement Schedules

            The following supplemental schedules for the years ended December 31, 1993, 1992 and 1991:

                V - Property, Plant and Equipment

               VI - Accumulated Depreciation, Depletion, and Amortization of
                    Property, Plant and Equipment

              VII - Guarantees of Securities of Other Issuers (December 31,
                    1993, only)

             VIII - Valuation and Qualifying Accounts

               IX - Short-Term Borrowings

                X - Supplementary Income Statement Information

            All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits - See the Exhibit Index at page 24 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10(iii) on pages 24-27 of the Exhibit Index which were previously filed. The following Exhibits listed in the Exhibit Index are filed with this Report:

            13     The Company's 1993 Annual Report to shareowners

            21     Subsidiaries of the registrant (See page 29)

            23(ii) 1. Consent of Independent Auditors (See page 30)

                   2. Consent of Company Counsel (See page 30)

            24     1. Powers of attorney submitted by Joan T. Bok, Robert
                      M. Heyssel, Gwendolyn S. King, Philip Leder, Howard
                      M. Love, Richard J. Mahoney, Frank A. Metz, Jr., Buck Mickel, Jacobus F.M. Peters, Nicholas L. Reding, John
                      S. Reed, William D. Ruckelshaus, Bruce R. Sents, Robert B. Shapiro, John B. Slaughter, Francis A. Stroble and Stansfield Turner

                   2. Certified copy of Board resolution authorizing Form
                      10-K filing utilizing powers of attorney

            99     1. Computation of the Ratio of Earnings to Fixed Charges
                      for Monsanto Company and Subsidiaries (See page 31)

    (b) Reports on Form 8-K during the quarter ended December 31, 1993:

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

                    OPINION OF INDEPENDENT AUDITORS

Uonsanto Company:

  We have audited the statement of consolidated financial position of Monsanto Company and Subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated income, shareowners' equity and cash flow for each of the three years in the period ended December 31, 1993 and have issued our opinion thereon dated February 25, 1994; such financial statements and opinion are included in your 1993 Annual Report to shareowners and are incorporated herein by reference. Our audits also comprehended the schedules of Monsanto Company and Subsidiaries, listed in Item 14(a)2. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.


                                     DELOITTE & TOUCHE
                                     DELOITTE & TOUCHE

Saint Louis, Missouri
February 25, 1994

                                                                                                                       SCHEDULE V


                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                                   PROPERTY, PLANT AND EQUIPMENT

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       (Dollars in millions)


             COLUMN A               COLUMN B      COLUMN C      COLUMN D                   COLUMN E                   COLUMN F
          --------------          ------------    ---------   -----------    -----------------------------------     ----------
                                                                                           Foreign
                                                                                           Currency
                                   Balance at                                Transfers   Translation                 Balance at
                                  Beginning of    Additions                   Between      Adjust-        Other        End of
          Classification              Year         at Cost    Retirements    Accounts       ments        Changes        Year
          --------------          ------------    ---------   -----------    --------    -----------     -------     ----------
Year Ended December 31, 1993:
  Land............................   $  106                       $  2         $   2        $   -       $   1 (C)      $  107
  Buildings.......................    1,240                         33            78          (12)        (36)(B)       1,237
  Machinery and equipment.........    5,939                        447           422          (54)        (67)(B)       5,793
  Construction in progress........      317       $437(A)                       (502)          (4)         (3)(B)         245
                                     ------       ----            ----         -----        -----       -----          ------
    Total.........................   $7,602       $437            $482         $   -        $ (70)      $(105)         $7,382
                                     ------       ----            ----         -----        -----       -----          ------
Year Ended December 31, 1992:
  Land............................   $  104                       $  1         $   3        $  (1)      $   1 (C)      $  106
  Buildings.......................    1,215                         15            78          (27)        (11)(B)       1,240
  Machinery and equipment.........    5,772                        240           590         (108)        (75)(B)       5,939
  Construction in progress........      419       $586(A)                       (671)         (14)         (3)(C)         317
                                     ------       ----            ----         -----        -----       -----          ------
    Total.........................   $7,510       $586            $256         $   -        $(150)      $ (88)         $7,602
                                     ------       ----            ----         -----        -----       -----          ------
Year Ended December 31, 1991:
  Land............................   $  103                       $ -          $   1        $   -       $   -          $  104
  Buildings.......................    1,162                         11            78            1         (15)(C)       1,215
  Machinery and equipment.........    5,495                        159           524           10         (78)(B)       5,772
                                                                                                          (20)(C)
  Construction in progress........      466       $554(A)                       (603)           2          -              419
                                     ------       ----            ----         -----        -----       -----          ------
    Total.........................   $7,226       $554            $170         $   -        $  13       $(113)         $7,510
                                     ------       ----            ----         -----        -----       -----          ------

NOTES:

 (A) Property additions generally are initially charged to construction in progress and subsequently transferred to their appropriate asset classification when placed in service.

 (B) Principally property related to divested operations.

 (C) Transfers from (to) other accounts.

 (D) Cost is depreciated using the straight-line method over weighted average periods of 22 years for buildings and 11 years for machinery and equipment.


                                                                                                                      SCHEDULE VI

                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                       ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION

                                                  OF PROPERTY, PLANT AND EQUIPMENT

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       (Dollars in millions)

                 COLUMN A                    COLUMN B      COLUMN C       COLUMN D              COLUMN E              COLUMN F
               -----------                 ------------   ----------    -----------     ----------------------       ----------
                                                                                          Foreign
                                                          Additions                      Currency
                                            Balance at    Charged to                    Translation                  Balance at
                                           Beginning of   Costs and                       Adjust-       Other          End of
               Description                     Year        Expenses     Retirements        ments       Changes          Year
               -----------                 ------------   ----------    -----------     -----------    -------       ----------

Year Ended December 31, 1993:
  Buildings...............................    $  608       $ 53             $ 17           $ (6)       $(44)(A)        $  594
  Machinery and equipment.................     3,981        417              445            (37)         64 (C)         3,980
  Government grants.......................         8         (1)(D)            -              -          (1)(E)             6
                                              ------       ----             ----           ----        ----            ------
      Total...............................    $4,597       $469             $462           $(43)       $ 19            $4,580
                                              ------       ----             ----           ----        ----            ------
Year Ended December 31, 1992:
  Buildings...............................    $  540       $ 51             $ 11           $(14)       $ (7)(A)        $  608
                                                                                                         49 (C)

                                                                                                        (55)(A)
  Machinery and equipment.................     3,768        424              227            (78)         21 (B)         3,981
                                                                                                        128 (C)

  Government grants.......................        11         (2)(D)            -             (1)          -                 8
                                              ------       ----             ----           ----        ----            ------
      Total...............................    $4,319       $473             $238           $(93)       $136            $4,597
                                              ------       ----             ----           ----        ----            ------
Year Ended December 31, 1991:
  Buildings...............................    $  496       $ 48             $  8           $  4        $  -            $  540

                                                                                                        (40)(A)
  Machinery and equipment.................     3,402        407              139             11         (14)(B)         3,768
                                                                                                        141 (C)

  Government grants.......................        12         (2)(D)            -              -           1 (E)            11
                                              ------       ----             ----           ----        ----            ------
      Total...............................    $3,910       $453             $147           $ 15        $ 88            $4,319
                                              ------       ----             ----           ----        ----            ------

NOTES:

 (A) Principally includes accumulated depreciation related to divested operations.

 (B) Transfers from (to) other accounts.

 (C) Includes reserves for asset impairment and for the restructuring program.

 (D) Amortization of government grants credited to income.

 (E) Government grant additions.


                                                                                                                   SCHEDULE VII

                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                             GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                                      AS OF DECEMBER 31, 1993

                                                       (Dollars in millions)

                           COLUMN A                                                    COLUMN B                        COLUMN C
      -------------------------------------------------                     ------------------------------           ------------
                                                                                                                     Total Amount
                                                                                                                      Guaranteed
                 Name of Issuer of Securities                                   Title of Issue of Each                   and
      Guaranteed by Person for Which Statement is Filed                     Class of Securities Guaranteed           Outstanding
      -------------------------------------------------                     ------------------------------           -----------

Village of Sauget, Illinois...................................   Pollution Control Revenue Bonds                         $ 12
                                                                 (Term Bonds)
Various Export Financings.....................................   Bank Loans                                                 3
Rural Credit Financing (Brazil)...............................   Bank Loans                                                31
Various Equity Affiliates.....................................   Bank Loans                                                72
Various Bond Holders..........................................   Industrial Revenue Bonds                                  17
Government of Argentina.......................................   External Bonds                                             5
First National Bank of Boston.................................   Series A Trust Notes                                      36
Wilmington Trust Company......................................   Trust Notes                                               46
                                                                                                                         ----
  Total.......................................................                                                           $222
                                                                                                                         ----

NOTES:

 (A) Columns D, E and G have been omitted as the answers thereto would have been "None."

 (B) In answer to Column F, all guaranteed securities are guaranteed as to principal and interest. The annual aggregate amount of interest guaranteed is approximately $13 million.

 (C) Monsanto also has guaranteed $80 million of 7.09 percent amortizing notes and $100 million of 8.13 percent amortizing debentures issued by its Employee Stock Ownership Plan (ESOP). The unpaid balances of the ESOP notes and debentures are included in Short-term and Long-term Debt in Monsanto's Statement of Consolidated Financial Position at December 31, 1993.

                                                                                                                    SCHEDULE VIII

                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                                 VALUATION AND QUALIFYING ACCOUNTS

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       (Dollars in millions)

                              COLUMN A                                  COLUMN B       COLUMN C        COLUMN D       COLUMN E
                             -----------                               ----------     ----------      ----------     ----------
                                                                                       Additions
                                                                       Balance at     Charged to                     Balance at
                                                                        Beginning      Costs and                       End of
                             Description                                 of Year       Expenses       Deductions        Year
                             -----------                                ---------     ----------      ----------     ----------

Year Ended December 31, 1993:
  Reserves deducted from related assets in the Statement of
   Consolidated Financial Position:
    Doubtful receivables and returns and allowances..................    $   33          $ 36         $   18(A)        $   51
                                                                         ------          ----         ------           ------
    Inventory and obsolescence losses................................    $   23          $ 31         $    9           $   45
                                                                         ------          ----         ------           ------
    Amortization of intangible assets................................    $  383          $ 81         $   14           $  450
                                                                         ------          ----         ------           ------
    Deferred tax asset valuation allowances(C).......................    $   62          $ 34         $    7           $   89
                                                                         ------          ----         ------           ------
Year Ended December 31, 1992:
  Reserves deducted from related assets in the Statement of
   Consolidated Financial Position:
    Doubtful receivables and returns and allowances..................    $   36          $ 15         $   18(A)        $   33
                                                                         ------          ----         ------           ------
    Inventory and obsolescence losses................................    $   31          $ 11         $   19           $   23
                                                                         ------          ----         ------           ------
    Amortization of intangible assets................................    $1,422          $238         $1,277(B)        $  383
                                                                         ------          ----         ------           ------
    Deferred tax asset valuation allowances(C).......................    $   32          $ 33         $    3           $   62
                                                                         ------          ----         ------           ------
Year Ended December 31, 1991:
  Reserves deducted from related assets in the Statement of
   Consolidated Financial Position:
    Doubtful receivables and returns and allowances..................    $   34          $ 23         $   21(A)        $   36
                                                                         ------          ----         ------           ------
    Inventory and obsolescence losses................................    $   20          $ 32         $   21           $   31
                                                                         ------          ----         ------           ------
    Amortization of intangible assets................................    $1,203          $233         $   14           $1,422
                                                                         ------          ----         ------           ------

NOTES:

 (A) Principally allowances granted.

 (B) Includes $1,270 million related to NutraSweet's fully amortized aspartame-use patent.

 (C) Monsanto adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective as of
     January 1, 1992. Prior years were not restated for this adoption.


                                                                                                                      SCHEDULE IX

                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                                       SHORT-TERM BORROWINGS

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       (Dollars in millions)

                       COLUMN A                          COLUMN B       COLUMN C       COLUMN D        COLUMN E       COLUMN F
                    ------------                        ---------       --------      -----------    -----------    -------------
                                                                                        Maximum        Average        Weighted
                     Category of                                        Weighted        Amount          Amount         Average
                      Aggregate                          Balance         Average      Outstanding    Outstanding    Interest Rate
                      Short-Term                        at End of       Interest      During the      During the     During the
                    Borrowings(A)                          Year           Rate           Year          Year(D)         Year(D)
                    -------------                       ---------       --------      -----------    -----------    -------------

Year Ended December 31, 1993:
  Payable to banks(B).................................     $49              7%           $189            $110                  5%
  Commercial paper(C).................................     $16              3%           $523            $140                  3%
Year Ended December 31, 1992:
  Payable to banks(B).................................     $70             10%           $168            $109                  8%
  Commercial paper(C).................................                                   $529            $222                  4%
Year Ended December 31, 1991:
  Payable to banks(B).................................     $75             14%           $111            $ 78                 15%
  Commercial paper(C).................................     $66              5%           $626            $276                  6%

NOTES:

 (A) Excludes bank overdrafts of $67 million, $78 million and $125 million in 1993-1991, respectively. Generally, there is no interest on these bank overdrafts.

 (B) Interest on these loans is principally related to various bank rates. The short-term facilities of ex-U.S. subsidiaries include $5 million, $8 million and $15 million in 1993-1991, respectively, of loans of subsidiaries in hyperinflationary countries.

 (C) Interest on these borrowings is generally at money market rates determined by competitive bidding.

 (D) Based on the average month-end amounts outstanding for payable to banks and based on the average daily balance for commercial paper.


                                                                                                                  SCHEDULE X

                                                 MONSANTO COMPANY AND SUBSIDIARIES
                                                 ---------------------------------

                                             SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       (Dollars in millions)

                                                           COLUMN A                                                 COLUMN B
                                                           --------                                             ----------------
                                                                                                                Charged to Costs
                                                             Item                                                 and Expenses
                                                           --------                                             ----------------

               Year Ended December 31, 1993:
                 Maintenance and repairs........................................................................      $379
                 Taxes, other than payroll and income taxes(A)..................................................        93
                 Advertising costs..............................................................................       297
                 Royalty costs..................................................................................        54
               Year Ended December 31, 1992:
                 Maintenance and repairs........................................................................      $412
                 Taxes, other than payroll and income taxes(A)..................................................       126
                 Advertising costs..............................................................................       266
                 Royalty costs..................................................................................        93
               Year Ended December 31, 1991:
                 Maintenance and repairs........................................................................      $377
                 Taxes, other than payroll and income taxes(A)..................................................       114
                 Advertising costs..............................................................................       278
                 Royalty costs..................................................................................       105

NOTES:

 (A) Includes real estate, personal property, franchise, excise and other taxes, none of which exceeds 1 percent of net sales.

 (B) Preoperating costs and similar deferrals were each less than 1 percent of net sales. Depreciation and amortization of intangible assets are included in the Statement of Consolidated Cash Flow.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MONSANTO COMPANY
                       ................................................
                                         (Registrant)



                       By                BRUCE R. SENTS
                          .............................................
                                         Bruce R. Sents
                                  Vice President and Controller
                                 (Principal Accounting Officer)

Date: March 15, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           SIGNATURE                                               TITLE                                DATE
                           ---------                                               -----                                ----

                      RICHARD W. DUESENBERG                      Chairman and Director                             March 15, 1994
................................................................ (Principal Executive Officer)
                      (Richard J. Mahoney)*

                      RICHARD W. DUESENBERG                      President and Director                            March 15, 1994
................................................................
                      (Robert B. Shapiro)*

                      RICHARD W. DUESENBERG                      Vice Chairman and Director                        March 15, 1994
................................................................
                      (Nicholas L. Reding)*

                       RICHARD W. DUESENBERG                     Senior Vice President                             March 15, 1994
................................................................ (Principal Financial Officer)
                      (Francis A. Stroble)*

                         BRUCE R. SENTS                          Vice President and Controller                     March 15, 1994
................................................................ (Principal Accounting Officer)
                        (Bruce R. Sents)

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                         (Joan T. Bok)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                      (Robert M. Heyssel)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                      (Gwendolyn S. King)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                         (Philip Leder)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                        (Howard M. Love)*


                           SIGNATURE                                               TITLE                                DATE
                           ---------                                               -----                                ----

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                      (Frank A. Metz, Jr.)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                         (Buck Mickel)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                     (Jacobus F.M. Peters)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                         (John S. Reed)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                    (William D. Ruckelshaus)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                      (John B. Slaughter)*

                       RICHARD W. DUESENBERG                     Director                                          March 15, 1994
................................................................
                      (Stansfield Turner)*

*Richard W. Duesenberg, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.


                                         RICHARD W. DUESENBERG
                               ........................................
                                         Richard W. Duesenberg
                                           Attorney-in-Fact

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


   Exhibit No.                                            Description
   -----------                                            -----------

  2                 Omitted - Inapplicable

  3(i)              Restated Certificate of Incorporation of the Company effective as of April 27, 1987
                    (incorporated herein by reference to Exhibit 19(ii)2 of the Company's Form 10-Q for the
                    quarter ended June 30, 1987)

  3(ii)             By-Laws of the Company, as amended effective September 1, 1993 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-Q for the quarter ended September 30,
                    1993)

  4(i)              Form of Rights Agreement, dated as of January 26, 1990 between the Company and The First
                    National Bank of Boston (incorporated herein by reference to Form 8-A filed on January 31,
                    1990)

  4(iii)            Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of certain long-term debt not being registered of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

  9                 Omitted - Inapplicable

 10(i)              Acquisition Agreement dated as of September 11, 1992, between Emerson Electric Co. and
                    Monsanto Company relating to the purchase and sale of Fisher Controls International, Inc.
                    and related businesses, plus identification of contents of omitted schedules and agreement to furnish supplementally a copy of any omitted schedule to the Securities and Exchange
                    Commission upon request (incorporated herein by reference to Form 8-K dated as of October
                    1, 1992 and filed on October 9, 1992)

 10(iii)             1. Stock Compensation Arrangement for Non-Employee Directors adopted January 23, 1987 and effective April 24, 1987 (incorporated herein by reference to Exhibit 19(i)1 of the
                        Company's Form 10-Q for the quarter ended March 31, 1987)

                     2. Non-Employee Directors Stock Plan, as amended in 1991 (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-Q for the quarter ended June 30,
                        1991)

                     3. Non-Employee Directors Retirement Plan, as amended in 1991 (incorporated herein by reference to Exhibit 19(ii) of the Company's Form 10-Q for the quarter ended September
                        30, 1991)

                     4. Charitable Contribution Program effective April 1, 1992 (incorporated herein by reference to Exhibit 19(i)1 of the Company's Form 10-K for the year ended December 31,
                        1991)

                     5. Deferred Compensation Plan for Non-Employee Directors, as amended in 1983 and 1991
                        (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-K for the year ended December 31, 1991)

                     6. Consulting Agreement between the Company and Philip Leder dated January 17, 1990
                        (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-K for the
                        year ended December 31, 1989)



                        EXHIBIT INDEX (CONT'D)

   Exhibit No.                                              Description
   -----------                                              -----------

                     7. Financial Planning Services Program for Monsanto Management Council Members, as
                        amended in 1993 (incorporated herein by reference to Exhibit 10.1 of the Company's
                        Form 10-Q for the quarter ended March 31, 1993)

                     8. Monsanto Management Incentive Plan of 1984, as amended in 1987, 1988 and 1989
                        (incorporated herein by reference to Exhibit 19(ii)2 of the Company's Form 10-K for the year ended December 31, 1989)

                     9. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-K for the year ended December 31, 1992)

                    10. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.2 of the Company's Form 10-K for the year ended December 31, 1992)

                    11. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit
                        10(iii)19 of the Company's Form 10-K for the year ended December 31, 1987)

                    12. Executive Health Program (incorporated herein by reference to Exhibit 19(i) of the
                        Company's Form 10-Q for the quarter ended March 31, 1989)

                    13. Agreements between the Company and Richard J. Mahoney and Nicholas L. Reding entered into as of May 16, 1988 (incorporated herein by reference to Exhibit 19(i)18 of the
                        Company's Form 10-Q for the quarter ended June 30, 1988)

                    14. Letter from the Company to Dr. Sheldon G. Gilgore dated February 12, 1986
                        (incorporated herein by reference to Exhibit 10(iii)14 of the Company's Form 10-K for
                        the year ended December 31, 1986)

                    15. Letter Agreement between G. D. Searle & Co. and Dr. Sheldon G. Gilgore, dated March 7,
                        1991, amending the Letter from the Company dated February 12, 1986 (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-Q for the quarter ended March 31, 1991)

                    16. Agreement between the Company and Robert G. Potter entered into as of May 16, 1988
                        (incorporated herein by reference to Exhibit 19(i)5 of the Company's Form 10-K for the
                        year ended December 31, 1989)

                    17. Letter Agreement between the Company and Robert G. Potter entered into as of May 16,
                        1988 (incorporated herein by reference to Exhibit 19(i)6 of the Company's Form 10-K for the year ended December 31, 1989)

                    18. Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990
                        (incorporated herein by reference to Exhibit 19(i)1 of the Company's Form 10-Q for the
                        quarter ended September 30, 1990)



                        EXHIBIT INDEX (CONT'D)

   Exhibit No.                                              Description
   -----------                                              -----------

                    19. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23,
                        1990 (incorporated herein by reference to Exhibit 19(i)2 of the Company's Form 10-Q for the quarter ended September 30, 1990)

                    20. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23,
                        1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-Q for the quarter ended September 30, 1990)

                    21. Searle Phantom Stock Option Plan of 1986, as amended in 1990, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.3 of the Company's Form 10-K for the year ended December 31, 1992)

                    22. Searle Monsanto Stock Option Plan of 1986, as amended in 1988, 1989, 1990 and 1991
                        (incorporated herein by reference to Exhibit 19(ii)4 of the Company's Form 10-Q for the quarter ended June 30, 1991)

                    23. G. D. Searle & Co. Management Incentive Plan (incorporated herein by reference to the description on pages 19-20 of the Monsanto Company Notice of Annual Meeting and Proxy
                        Statement dated March 20, 1992)

                    24. G. D. Searle & Co. Executive Travel Accident Insurance Plan, as amended in 1989
                        (incorporated herein by reference to Exhibit 19(ii)4 of the Company's Form 10-Q for the quarter ended June 30, 1989)

                    25. G. D. Searle & Co. Executive Supplemental Long Term Disability Plan (incorporated herein by reference to Exhibit 19(i)7 of the Company's Form 10-Q for the quarter ended
                        June 30, 1988)

                    26. G. D. Searle & Co. Split Dollar Life Insurance Plan, as amended in 1989 (incorporated herein by reference to Exhibit 19(ii)3 of the Company's Form 10-Q for the quarter ended June 30, 1989)

                    27. G. D. Searle & Co. Legal/Tax/Financial Counseling Plan (incorporated herein by reference to Exhibit 19(i)8 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)

                    28. G. D. Searle & Co. Executive Relocation Plan (incorporated herein by reference to
                        Exhibit 19(i)9 of the Company's Form 10-Q for the quarter ended June 30, 1988)

                    29. G. D. Searle & Co. Supplemental Medical Reimbursement Plan (incorporated herein by reference to Exhibit 19(i)10 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)

                    30. G. D. Searle & Co. Deferred Compensation Plan, as amended in 1993 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30,
                        1993)

                    31. G. D. Searle & Co. Executive Physical Examinations Program, as amended in 1992
                        (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-Q for the quarter ended June 30, 1992)



                        EXHIBIT INDEX (CONT'D)

   Exhibit No.                                              Description
   -----------                                              -----------

                    32. NutraSweet/Monsanto Stock Plan of 1991 (incorporated herein by reference to Exhibit
                        19(i) of the Company's Form 10-Q for the quarter ended June 30, 1991)

                    33. The NutraSweet Company Deferred Compensation Plan (incorporated herein by reference to
                        Exhibit 19(i)11 of the Company's Form 10-Q for the quarter ended June 30, 1988)

                    34. The NutraSweet Company Executive Travel Accident Insurance Plan (incorporated herein by reference to Exhibit 19(i)13 of the Company's Form 10-Q for the quarter ended June
                        30, 1988)

                    35. The NutraSweet Company Tax/Financial Services Plan (incorporated herein by reference to Exhibit 19(i)14 of the Company's Form 10-Q for the quarter ended June 30, 1988)

                    36. The NutraSweet Company Supplemental Medical Reimbursement Plan (incorporated herein by reference to Exhibit 19(i)15 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)

                    37. The NutraSweet Company Executive Relocation Guidelines (incorporated herein by reference to Exhibit 19(i)16 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)

                    38. The NutraSweet Company Management Incentive Plan, as amended in 1990 and 1993
                        (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1993)

                    39. The NutraSweet Company Executive Disability Income Plan (incorporated herein by reference to Exhibit 19(i)2 of the Company's Form 10-K for the year ended December 31,
                        1990)

                    40. The NutraSweet Company Executive Life Insurance Plan, as amended in 1990 (incorporated herein by reference to Exhibit 19(ii)2 of the Company's Form 10-K for the year ended
                        December 31, 1990)

                    41. NutraSweet Long Term Incentive Plan (1991-1993) (incorporated herein by reference to
                        Exhibit 10(iii)44 of the Company's Form 10-K for the year ended December 31, 1991)

 11                 Omitted - Inapplicable; see "Earnings per Share" on page 50 of the 1993 Annual Report

 12                 Statement re Computation of the Ratio of Earnings to Fixed Charges - See Exhibit 99.1 below

 13                 The Company's 1993 Annual Report to shareowners. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 20 through 52 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed "filed"; other portions are furnished only for the information of the
                    Commission.

 18                 Omitted - Inapplicable

 21                 Subsidiaries of the registrant (See page 29)



                        EXHIBIT INDEX (CONT'D)

   Exhibit No.                                              Description
   -----------                                              -----------

 22                 Omitted - Inapplicable

 23(ii)             1. Consent of Independent Auditors (See page 30)

                    2. Consent of Company Counsel (See page 30)

 24                 1. Powers of attorney submitted by Joan T. Bok, Robert M. Heyssel, Gwendolyn S. King,
                       Philip Leder, Howard M. Love, Richard J. Mahoney, Frank A. Metz, Jr., Buck Mickel,
                       Jacobus F.M. Peters, Nicholas L. Reding, John S. Reed, William D. Ruckelshaus, Bruce R.
                       Sents, Robert B. Shapiro, John B. Slaughter, Francis A. Stroble and Stansfield Turner

                    2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

 27                 Not required

 28                 Omitted - Inapplicable

 99                 1. Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and
                       Subsidiaries (See page 31)

- -----

Only Exhibits Nos. 13, 21, 23(ii) and 99.1 have been included in the printed copy of this Report.

                                 APPENDIX

Throughout the printed Form 10-K, trademarks are initially designated on each page by the superscript letter "R" in a circle or by the superscript letters "TM."