Form 10-Q
period 1994-03-31
MONSANTO CO
filed 1994-04-28
CIK 67686

===============================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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

         800 NORTH LINDBERGH BLVD., ST. LOUIS, MISSOURI 63167
         ----------------------------------------------------

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                              (ZIP CODE)

                            (314) 694-1000
                            --------------

         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       OUTSTANDING AT
               CLASS                                   MARCH 31, 1994
               -----                                   --------------

     COMMON STOCK, $2 PAR VALUE                       118,656,965 SHARES
     --------------------------                       ------------------

===============================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1994 and 1993, the Statement of Consolidated Financial Position as of March 31, 1994 and December 31, 1993, the Statement of Consolidated Cash Flow for the three months ended March 31, 1994 and 1993, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                        MONSANTO COMPANY AND SUBSIDIARIES

                         STATEMENT OF CONSOLIDATED INCOME

                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   ------------------------
                                                                                                   1994                1993
                                                                                                   ----                ----
  Net Sales..................................................................................     $2,001              $1,941
  Cost of Goods Sold.........................................................................      1,108               1,106
                                                                                                  ------              ------
  Gross Profit...............................................................................        893                 835
  Marketing Expenses.........................................................................        276                 294
  Administrative Expenses....................................................................        127                 129
  Technological Expenses.....................................................................        151                 163
  Amortization of Intangible Assets..........................................................         20                  18
                                                                                                  ------              ------
  Operating Income...........................................................................        319                 231
  Interest Expense...........................................................................        (32)                (32)
  Interest Income............................................................................          6                   8
  Other Income (Expense)-Net.................................................................          1                   3
                                                                                                  ------              ------
  Income Before Income Taxes.................................................................        294                 210
  Income Taxes...............................................................................        100                  69
                                                                                                  ------              ------

  Net Income.................................................................................     $  194              $  141
                                                                                                  ======              ======
  Earnings per Share.........................................................................     $ 1.63              $ 1.17
                                                                                                  ======              ======
  Dividends per Share........................................................................     $ 0.58              $ 0.56
                                                                                                  ======              ======
  Weighted Average Number of Common and Common Equivalent Shares (in millions)...............      118.7               120.8
                                                                                                  ======              ======

                        MONSANTO COMPANY AND SUBSIDIARIES

                   STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   1994                1993
                                                                                                 ---------         ------------
                                          ASSETS

Current Assets:
  Cash and cash equivalents..................................................................     $   250            $   273
  Receivables, net of allowances of $47 in 1994 and $51 in 1993..............................       1,865              1,445
  Miscellaneous receivables and prepaid expenses.............................................         356                388
  Deferred income tax benefit................................................................         354                342
  Inventories................................................................................       1,233              1,224
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,058              3,672
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,377              7,382
Less Accumulated Depreciation................................................................       4,613              4,580
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       2,764              2,802
                                                                                                  -------            -------
Investments in Affiliates....................................................................         234                227
Intangible Assets, net of accumulated amortization of $470 in 1994 and $450 in 1993..........       1,187              1,189
Other Assets.................................................................................         768                750
                                                                                                  -------            -------
Total Assets.................................................................................     $ 9,011            $ 8,640
                                                                                                  =======            =======
                                 LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   514            $   538
  Accrued liabilities........................................................................       1,490              1,534
  Short-term debt............................................................................         517                223
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       2,521              2,295
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,507              1,502
Deferred Income Taxes........................................................................          60                 54
Postretirement Liabilities...................................................................       1,259              1,256
Other Liabilities............................................................................         650                678
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1994 and 1993..............................................         329                329
    Additional contributed capital...........................................................         828                826
    Treasury stock, at cost (48,237,229 shares in 1994 and 48,418,545 shares in 1993)........      (2,361)            (2,348)
  Reserve for ESOP debt retirement...........................................................        (217)              (218)
  Net unrealized investment holding gains....................................................          19
  Accumulated currency adjustment............................................................         (35)               (59)
  Reinvested earnings........................................................................       4,451              4,325
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,014              2,855
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $ 9,011            $ 8,640
                                                                                                  =======            =======

                        MONSANTO COMPANY AND SUBSIDIARIES

                       STATEMENT OF CONSOLIDATED CASH FLOW

                              (DOLLARS IN MILLIONS)



                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   ------------------------
                                                                                                   1994                1993
                                                                                                   ----                ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................      $ 194              $ 141
  Add income taxes...........................................................................        100                 69
                                                                                                   -----              -----
  Income before income taxes.................................................................        294                210
  Adjustments to reconcile to Cash Used in Continuing Operations:
    Income tax payments......................................................................        (36)               (66)
    Items that did not use (provide) cash:
      Depreciation and amortization..........................................................        137                140
      Incremental SFAS No. 106 expenses......................................................         13                 12
      Other..................................................................................          3                 (5)
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................       (419)              (318)
      Inventories............................................................................         (9)               (42)
      Accounts payable and accrued liabilities...............................................       (164)                (7)
      Other..................................................................................         29                (84)
    Other items..............................................................................        (31)               (41)
                                                                                                   -----              -----
Cash Used in Continuing Operations...........................................................       (183)              (201)
Cash Used in Discontinued Operations.........................................................                          (291)
                                                                                                   -----              -----
Total Cash Used in Operations................................................................       (183)              (492)
                                                                                                   -----              -----
Investing Activities:
  Property, plant and equipment purchases....................................................        (67)               (92)
  Acquisition and investment payments........................................................        (57)               (51)
  Investment and property disposal proceeds..................................................         68                 83
                                                                                                   -----              -----
Cash Used in Investing Activities............................................................        (56)               (60)
                                                                                                   -----              -----
Financing Activities:
  Net change in short-term financing.........................................................        294                117
  Long-term debt proceeds....................................................................         41                162
  Long-term debt reductions..................................................................        (39)              (187)
  Treasury stock purchases...................................................................        (58)               (28)
  Dividend payments..........................................................................        (67)               (67)
  Other financing activities.................................................................         45                  5
                                                                                                   -----              -----
Cash Provided by Financing Activities........................................................        216                  2
                                                                                                   -----              -----
Decrease in Cash and Cash Equivalents........................................................        (23)              (550)
Cash and Cash Equivalents:
  Beginning of year..........................................................................        273                729
                                                                                                   -----              -----
  End of period..............................................................................      $ 250              $ 179
                                                                                                   =====              =====

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $31 million in 1994 and $28 million in 1993.

In October 1992, Monsanto sold the worldwide Fisher Controls business. Cash used for discontinued operations in 1993 was for income taxes related to the sale of Fisher Controls.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. Effective January 1, 1994, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard resulted in an increase to investment balances and shareowners' equity. Net income and cash flow were unaffected by this adoption. SFAS No. 115 requires that certain investments, primarily equity securities, are recorded at their market values. The aggregate fair value and the net unrealized holding gain of these investments at January 1, 1994, was $105 million and $22 million, respectively.

  Debt securities held by Monsanto are generally recorded at amortized cost, as the Company has the intent and ability to hold those securities to their maturity date. The total amortized cost of these securities was $173 million at January 1, 1994. The majority of these securities mature in less than 5 years.

  2. In February 1994, the Company established a grantor trust to hold shares of Monsanto common stock to be used to satisfy compensation and benefit arrangements and obligations, including the issuance of shares upon the exercise of performance stock options. Monsanto contributed
2.5 million shares of treasury stock to the grantor trust in February 1994. These shares, with an average cost of $121 million, have been restricted for use in the grantor trust.

  3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (118,689,732 and 120,797,673 in 1994 and 1993, respectively). Common share equivalents (2,557,993 and 650,918 in 1994 and 1993,
respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  4. Components of inventories at March 31, 1994 and December 31, 1993 were as follows:
                                                                                     MARCH 31,              DECEMBER 31,
                                                                                        1994                    1993
                                                                                     ---------              ------------

                  Finished goods.............................................          $  740                    $  734
                  Goods in process...........................................             320                       319
                  Raw materials and supplies.................................             431                       430
                                                                                       ------                    ------
                  Inventories, at FIFO cost..................................           1,491                     1,483
                  Excess of FIFO over LIFO cost..............................            (258)                     (259)
                                                                                       ------                    ------
                    Total....................................................          $1,233                    $1,224
                                                                                       ======                    ======

  5. On April 20, 1994, a federal court jury verdict was returned against Monsanto in a lawsuit related to a Superfund site in La Marque, Texas. The lawsuit was brought by IT Corporation ("IT"), a subsidiary of International Technologies Corporation, claiming fraud, negligent misrepresentation and breach of a contract calling for IT to perform incineration and remediation work at the site. The verdict awarded to IT $52.8 million in compensatory damages, $28.6 million in punitive damages and $2.6 million in fees. No provision has been made in the Company's consolidated financial statements as of March 31, 1994, with respect to this verdict. The Company intends to vigorously pursue all available means to set the verdict aside.

  6. Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of Company counsel, that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year.

                   MONSANTO COMPANY AND SUBSIDIARIES

  7. Operating unit segment data for the three months ended March 31,
1994 and 1993 were as follows:
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------------------------------
                                                                                 1994                             1993
                                                                         -----------------------       -------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------
  Operating Unit:
    The Agricultural Group.....................................         $  635           $206            $  512           $185
    The Chemical Group.........................................            853             85               898             50
    Searle.....................................................            380             12               361            (27)
    The NutraSweet Company.....................................            133             29               170             34
    Corporate..................................................                           (13)                             (11)
                                                                        ------           ----            ------           ----
  Total........................................................         $2,001           $319            $1,941           $231
                                                                        ======           ====            ======           ====

  Financial information for the first quarter of 1994 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of The Agricultural Group in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of The Agricultural Group in the first half of the year.

RESULTS OF OPERATIONS--FIRST QUARTER 1994 COMPARED WITH THE FIRST
QUARTER 1993

  Net income for the first quarter of 1994 was $194 million, or $1.63 per share, compared with net income of $141 million, or $1.17 per share, in the first quarter of last year. Net sales of $2,001 million were 3 percent higher than the comparable figure in 1993.

  Net sales for The Agricultural Group were 24 percent higher compared with those in the first quarter of 1993. Net sales in 1994 benefited from higher worldwide sales volumes for Roundup(R) herbicide, inclusion of sales from the Ortho lawn-and-garden business, acquired in May 1993, and from sales of new product introductions, such as Posilac(R) bovine somatotropin and Harness(R) Plus herbicide. Operating income in 1994 increased $21 million, or 11 percent, compared with first-quarter 1993 results. Operating income in the first quarter of 1993 was increased by $35 million, or 18 cents per share aftertax, resulting from reimbursement by insurance companies of various costs associated with damage to a manufacturing site of a raw material for Roundup herbicide. These costs had been expensed in 1992 pending resolution of the claim. Excluding the effect of this settlement, operating income in 1994 would have been 37 percent higher than the comparable period in 1993.
Worldwide sales volumes for Roundup herbicide improved 35 percent over the same period last year, reflecting strong demand in most key worldwide markets. Operating income of the Solaris lawn-and-garden group increased from those in the prior year, primarily due to inclusion of the Ortho results. Sales volumes for Lasso(R) herbicide declined compared with those in the same period last year; however, sales of newly-introduced Harness Plus herbicide have replaced those of Lasso herbicide in some U.S. markets. This trend is expected to continue in future periods with some incremental growth anticipated.

  Net sales of The Chemical Group decreased 5 percent compared with those in the same period last year, primarily because 1993 sales included those from businesses later divested as part of the previously announced restructuring program. Operating income improved 70 percent compared with operating income in the first quarter of 1993. Operating income benefited from increased demand in the North American automotive markets, increases in U.S. housing starts and resales, improved worldwide capacity utilization levels and savings from continuing cost reduction efforts.

  Searle's net sales for the first quarter of 1994 were 5 percent higher than those in the same period last year. Increased sales of recently-introduced products, such as Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments, more than offset the continuing decline in sales of Calan(R) brand calcium channel blocker. Sales of Calan declined 9 percent, reflecting primarily the effect of generic competition in the United States. Operating income was $12 million for the first quarter of 1994, compared with an operating loss of $27 million for the same period in 1993. The growth in earnings was attributed principally to sales of recently-introduced products, lower new-product introduction costs in 1994 and savings from cost reduction efforts.

  The NutraSweet Company's net sales and operating income decreased 22 percent and 15 percent, respectively, compared with the amounts for the first quarter of 1993. Sales volumes for NutraSweet(R) brand sweetener for the quarter decreased 23 percent compared with those of last year's first quarter due primarily to the timing of shipments to major customers. Average selling prices of NutraSweet brand sweetener were lower in 1994 than the prior year due to lower contractual selling prices. However, operating income benefited from savings from cost reduction efforts.

CHANGES IN FINANCIAL CONDITION--MARCH 31, 1994 COMPARED WITH DECEMBER 31, 1993

  Working capital at March 31, 1994 increased to $1,537 million from $1,377 million at December 31, 1993, primarily due to a seasonal increase in trade receivables offset, in part, by higher short-term debt. The current ratio was 1.6 at March 31, 1994 and at year-end 1993. The percent of total debt to total capitalization increased to 40 percent at quarter-end compared with 38 percent at year-end 1993, primarily because of an increase in short-term debt.

  Operating activities from continuing operations used a net $183 million of cash in 1994, compared with $201 million of net cash used in 1993 continuing operations. The improvement in cash from continuing operations resulted primarily from higher net income and lower income tax payments, offset by higher seasonal working capital levels for The Agricultural Group. Cash used in discontinued operations in 1993 was for income tax payments related to the sale of Fisher Controls. Investing activities in 1994 used $56 million, principally for property, plant and equipment purchases. The increase in short-term financing was due primarily to the higher seasonal working capital levels for The Agricultural Group. Throughout the first three months of 1994, Monsanto purchased in the market 0.7 million shares of its stock for $58 million, the market value on the date of the purchases.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1993, described a number of lawsuits resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company is one of a number of defendants in 14 cases brought in Harris County District Court on behalf of 956 plaintiffs who own homes or live in the Southbend or Sageglen subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball facilities. The Company is vigorously defending these actions.

  The Company's Report on Form 10-K for the year ended December 31, 1993, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of April 15, 1994, there were approximately 103 cases pending in various state and federal courts in the United States and approximately 344 cases filed outside the United States (the vast majority in Australia). Searle believes that it has meritorious defenses and is vigorously defending each of these lawsuits.

  On December 4, 1991, the Company was named as a defendant in a lawsuit filed in the United States District Court, Southern District of Texas, Houston Division, by IT Corporation ("IT"), a remediation contractor at an 11 acre waste site in La Marque, Texas ("MOTCO Site"). Also named as a defendant in this action was the MOTCO Site Trust Fund (the "Trust"), a trust formed by the Company and some of the other potentially responsible parties ("PRPs") to fund cleanup activities at the MOTCO Site pursuant to a partial consent decree executed by the PRPs and the United States and approved by the United States District Court, Southern District of Texas, Galveston Division. IT alleged in this action that Monsanto and the Trust breached the contract between the Trust and IT and were liable for certain costs incurred by IT in excess of compensation paid under the contract. IT also alleged fraud and negligent misrepresentation by the Company and the Trust with respect to conditions at the site. The Trust asserted a counterclaim against IT and a third-party action against International Technology Corporation, IT's parent, seeking to establish their liability for any increase in the costs incurred by the Trust for work undertaken by IT pursuant to IT's contract with the Trust. Trial of this action concluded on April 20, 1994, with jury findings in favor of IT on all of its claims and in favor of IT on the Trust's counterclaim. The jury awarded IT $52.8 million in compensatory damages, $28.6 million in punitive damages, and $2.6 million in attorneys' fees. The Company believes that the verdict for plaintiff was contrary to the evidence and the law of Texas and should be set aside. The Company will continue to vigorously defend this matter and will pursue all its available post trial and appellate remedies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 9 of this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONSANTO COMPANY
                                 -------------------------------------
                                              (Registrant)

                                             BRUCE R. SENTS
                                 ......................................
                                             Bruce R. Sents
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)

Date: April 28, 1994

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                           DESCRIPTION
   ------                                                           -----------


      2            Omitted - Inapplicable

      4            Omitted - Inapplicable

     10            Acquisition Agreement dated as of September 11, 1992, between Emerson Electric Co. and Monsanto Company relating to the purchase and sale of Fisher Controls International, Inc. and related businesses, plus identification of contents of omitted schedules and agreement to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request (incorporated herein by reference to Form 8-K dated as of October 1, 1992 and filed on October 9, 1992)

     11            Omitted - Inapplicable; see Note 3 of Notes to Financial Statements on page 4

     12            Statement re Computation of the Ratio of Earnings to Fixed Charges-See Exhibit 99 below

     15            Omitted - Inapplicable

     18            Omitted - Inapplicable

     19            Omitted - Inapplicable

     22            Omitted - Inapplicable

     23            Consent of Company Counsel

     24            Omitted - Inapplicable

     27            Not required

     99            Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries

                      APPENDIX TO FORM 10-Q

Throughout the narrative of the printed Form 10-Q, trademarks are initially designated on each page by the letter "R" in a circle.