Form 10-Q
period 1994-06-30
MONSANTO CO
filed 1994-07-22
CIK 67686

========================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                            (314) 694-1000
                            --------------

         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
       CLASS                                         JUNE 30, 1994
       -----                                        --------------

COMMON STOCK, $2 PAR VALUE                        117,876,051 SHARES
- - --------------------------                        ------------------

========================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1994 and 1993, the Statement of Consolidated Financial Position as of June 30, 1994 and December 31, 1993, the Statement of Consolidated Cash Flow for the six months ended June 30, 1994 and 1993 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                   MONSANTO COMPANY AND SUBSIDIARIES

                   STATEMENT OF CONSOLIDATED INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                         --------------------             --------------------
                                                                         1994            1993             1994            1993
                                                                         ----            ----             ----            ----

  Net Sales....................................................         $2,269          $2,230           $4,270          $4,171
  Cost of Goods Sold...........................................          1,224           1,271            2,332           2,377
                                                                        ------          ------           ------          ------
  Gross Profit.................................................          1,045             959            1,938           1,794
  Marketing Expenses...........................................            326             326              602             620
  Administrative Expenses......................................            137             121              264             250
  Technological Expenses.......................................            165             167              316             330
  Amortization of Intangible Assets............................             20              19               40              37
                                                                        ------          ------           ------          ------
  Operating Income.............................................            397             326              716             557
  Interest Expense.............................................            (35)            (34)             (67)            (66)
  Interest Income..............................................             13              10               19              18
  Other Income (Expense)-Net...................................              1              13                2              16
                                                                        ------          ------           ------          ------
  Income Before Income Taxes...................................            376             315              670             525
  Income Taxes.................................................            118             115              218             184
                                                                        ------          ------           ------          ------

  Net Income...................................................         $  258          $  200           $  452          $  341
                                                                        ------          ------           ------          ------
  Earnings per Share...........................................         $ 2.19          $ 1.66           $ 3.82          $ 2.83
                                                                        ------          ------           ------          ------
  Dividends per Share..........................................         $ 0.63          $ 0.58           $ 1.21          $ 1.14
                                                                        ------          ------           ------          ------
  Weighted Average Number of Common and Common Equivalent
   Shares (in millions)........................................                                           118.5           120.8
                                                                                                         ------          ------

                   MONSANTO COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                                                                 JUNE 30,          DECEMBER 31,
                                                                                                   1994                1993
                                                                                                 --------          ------------

                                ASSETS

Current Assets:
  Cash and cash equivalents..................................................................     $   269            $   273
  Trade receivables, net of allowances of $47 in 1994 and $51 in 1993........................       2,064              1,445
  Miscellaneous receivables and prepaid expenses.............................................         351                388
  Deferred income tax benefit................................................................         338                342
  Inventories................................................................................       1,207              1,224
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,229              3,672
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,471              7,382
Less Accumulated Depreciation................................................................       4,695              4,580
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       2,776              2,802
                                                                                                  -------            -------
Investments in Affiliates....................................................................         235                227
Intangible Assets, net of accumulated amortization of $490 in 1994 and $450 in 1993..........       1,172              1,189
Other Assets.................................................................................         772                750
                                                                                                  -------            -------
Total Assets.................................................................................     $ 9,184            $ 8,640
                                                                                                  -------            -------
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   535            $   538
  Accrued liabilities........................................................................       1,558              1,534
  Short-term debt............................................................................         379                223
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       2,472              2,295
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,476              1,502
Deferred Income Taxes........................................................................          63                 54
Postretirement Liabilities...................................................................       1,317              1,256
Other Liabilities............................................................................         660                678
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1994 and 1993..............................................         329                329
    Additional contributed capital...........................................................         831                826
    Treasury stock, at cost (49,008,493 shares in 1994 and 48,418,545 shares in 1993)........      (2,434)            (2,348)
  Reserve for ESOP debt retirement...........................................................        (214)              (218)
  Net unrealized investment holding gains....................................................          26
  Accumulated currency adjustment............................................................          23                (59)
  Reinvested earnings........................................................................       4,635              4,325
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,196              2,855
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $ 9,184            $ 8,640
                                                                                                  -------            -------

                   MONSANTO COMPANY AND SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED CASH FLOW

                         (DOLLARS IN MILLIONS)



                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                   ------------------------
                                                                                                   1994                1993
                                                                                                   ----                ----

Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................      $ 452              $ 341
  Add income taxes...........................................................................        218                184
                                                                                                   -----              -----
  Income before income taxes.................................................................        670                525
  Adjustments to reconcile to Cash Provided by Continuing Operations:
    Income tax payments......................................................................       (123)              (130)
    Items that did not use (provide) cash:
      Depreciation and amortization..........................................................        271                280
      Other..................................................................................         27                  9
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................       (622)              (411)
      Inventories............................................................................         15                 59
      Accounts payable and accrued liabilities...............................................       (176)               (63)
      Other..................................................................................         83                 13
    Other items..............................................................................         30                (80)
                                                                                                   -----              -----
Cash Provided by Continuing Operations.......................................................        175                202
Cash Used in Discontinued Operations.........................................................                          (291)
                                                                                                   -----              -----
Total Cash Provided by (Used in) Operations..................................................        175                (89)
                                                                                                   -----              -----
Investing Activities:
  Property, plant and equipment purchases....................................................       (155)              (199)
  Acquisition and investment payments........................................................        (65)              (457)
  Investment and property disposal proceeds..................................................        142                 99
                                                                                                   -----              -----
Cash Used in Investing Activities............................................................        (78)              (557)
                                                                                                   -----              -----
Financing Activities:
  Net change in short-term financing.........................................................        156                268
  Long-term debt proceeds....................................................................         41                216
  Long-term debt reductions..................................................................        (74)              (208)
  Treasury stock purchases...................................................................       (149)               (48)
  Dividend payments..........................................................................       (142)              (137)
  Other financing activities.................................................................         67                 13
                                                                                                   -----              -----
Cash Provided by (Used in) Financing Activities..............................................       (101)               104
                                                                                                   -----              -----
Increase (Decrease) in Cash and Cash Equivalents.............................................         (4)              (542)
Cash and Cash Equivalents:
  Beginning of year..........................................................................        273                729
                                                                                                   -----              -----
  End of period..............................................................................      $ 269              $ 187
                                                                                                   -----              -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $66 million in 1994 and $67 million in 1993.

In October 1992, Monsanto sold the worldwide Fisher Controls business. Cash used for discontinued operations in 1993 was for income taxes related to the sale of Fisher Controls.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. Effective January 1, 1994, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard resulted in an increase to investment balances and shareowners' equity. Net income and cash flow were unaffected by this adoption. SFAS No. 115 requires that certain investments, primarily equity securities, are recorded at their market values. The aggregate fair value and the net unrealized holding gain of these equity securities at January 1, 1994, were $105 million and $22 million, respectively.

  Debt securities held by Monsanto are generally recorded at amortized cost, as the Company has the intent and ability to hold those securities to their maturity date. The total amortized cost of these securities was $173 million at January 1, 1994. The majority of these securities mature in less than 5 years.

  2. In February 1994, the Company established a grantor trust to hold shares of Monsanto common stock to be used to satisfy compensation and benefit arrangements and obligations, including the issuance of shares upon the exercise of performance stock options. Monsanto contributed
2.5 million shares of treasury stock to the grantor trust in February 1994. These shares, with an aggregate cost of $121 million, have been restricted for use in the grantor trust.

  3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (118,517,416 and 120,825,866 in 1994 and 1993, respectively). Common share equivalents (2,566,435 and 805,214 in 1994 and 1993,
respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  4. Components of inventories at June 30, 1994 and December 31, 1993 were as follows:
                                                                                      JUNE 30,               DECEMBER 31,
                                                                                        1994                     1993
                                                                                      --------               ------------

                  Finished goods.............................................          $  720                    $  734
                  Goods in process...........................................             312                       319
                  Raw materials and supplies.................................             437                       430
                                                                                       ------                    ------
                  Inventories, at FIFO cost..................................           1,469                     1,483
                  Excess of FIFO over LIFO cost..............................            (262)                     (259)
                                                                                       ------                    ------
                    Total....................................................          $1,207                    $1,224
                                                                                       ------                    ------

  5. On April 20, 1994, a federal court jury verdict was returned against Monsanto in a lawsuit related to a Superfund site in La Marque, Texas. The lawsuit was brought by IT Corporation ("IT"), a subsidiary of International Technologies, claiming fraud, negligent misrepresentation and breach of a contract calling for IT to perform incineration and remediation work at the site. The verdict awarded to IT $52.8 million in compensatory damages, $28.6 million in punitive damages and $2.6 million in fees. No provision has been made in the Company's consolidated financial statements with respect to this verdict. The Company intends to vigorously pursue all available means to set the verdict aside.

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

                   MONSANTO COMPANY AND SUBSIDIARIES

  7. Operating unit segment data for the three months and six months ended June 30, 1994 and 1993 were as follows:
                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------------
                                                                                 1994                             1993
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Operating Unit:
    The Agricultural Group.....................................         $  753           $260            $  743           $258
    The Chemical Group.........................................            926            103               933             75
    Searle.....................................................            415              3               368            (37)
    The NutraSweet Company.....................................            175             47               186             42
    Corporate..................................................                           (16)                             (12)
                                                                        ------          -----            ------          -----
  Total........................................................         $2,269           $397            $2,230           $326
                                                                        ------           ----            ------           ----
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------------
                                                                                 1994                             1993
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------
  Operating Unit:
    The Agricultural Group.....................................         $1,388           $466            $1,255           $443
    The Chemical Group.........................................          1,779            188             1,831            125
    Searle.....................................................            795             15               729            (64)
    The NutraSweet Company.....................................            308             76               356             76
    Corporate..................................................                           (29)                             (23)
                                                                        ------          -----            ------          -----
  Total........................................................         $4,270           $716            $4,171           $557
                                                                        ------           ----            ------           ----

  Financial information for the first six months of 1994 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of The Agricultural Group in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of The Agricultural Group in the first half of the year.

RESULTS OF OPERATIONS-SECOND QUARTER 1994 COMPARED WITH THE SECOND
QUARTER 1993

  Net income for the second quarter of 1994 was a record $258 million, or $2.19 per share, compared with net income of $200 million, or $1.66 per share, in the second quarter of last year. Net sales of $2,269 million were 2 percent higher than the comparable figure in 1993.

  Net sales for The Agricultural Group were slightly higher compared with the second quarter of 1993. Net sales for the quarter benefited from sales from the Ortho lawn-and-garden business, acquired in May 1993, and from sales of new-product introductions, such as Posilac(R) bovine somatotropin. However, these factors were partially offset by lower net sales of Roundup(R) herbicide and from the acetanilide family of herbicides, which include Lasso(R) herbicide and newly-introduced Harness(R) Plus herbicide. Worldwide sales volumes for Roundup improved modestly over the same period last year. However, sales volumes for Roundup in the second quarter of 1993 were favorably affected by unusually wet weather during March 1993 in several U.S.

markets, which delayed the onset of the peak agricultural season into the second quarter. Sales volumes of Lasso(R) herbicide declined compared with those in the same period last year; however, sales of newly-introduced Harness(R) Plus herbicide have replaced those of Lasso in some
U.S. markets. Operating income in the second quarter of 1994 was a record $260 million compared with 1993's strong second-quarter results of $258 million. Operating income in the second quarter of 1994 benefited from inclusion of Ortho results and from sales of new products. These factors were offset, in part, by the effect of lower acetanilide sales volumes into the Commonwealth of Independent States ("CIS").

  Net sales of The Chemical Group were slightly lower than those for the same period last year; however, 1993 sales included those from businesses later divested as part of the previously announced restructuring program. Excluding net sales from these divested businesses, 1994 net sales for the second quarter would have increased
4 percent over those in the second quarter of 1993. Net sales benefited from continuing strong demand in North America. Operating income increased $28 million, or 37 percent, compared with the same period in 1993. Operating income continued to benefit from increased sales volumes to the North American and certain Western European automotive markets, strong demand for nylon carpet fibers resulting from the continued strength in U.S. housing starts and resales, improved worldwide capacity utilization levels, and savings from continuing cost reduction efforts. Partially offsetting these gains were higher raw material costs and global pricing pressures, particularly in the Plastics
Division and the Rubber Chemicals business.

  Searle's net sales for the second quarter of 1994 were 13 percent higher compared with last year primarily because of increased sales of recently-introduced products, led by Ambien(R), a short-term treatment for insomnia, and Daypro(R), a once-daily arthritis treatment. Sales of Calan(R) brand calcium channel blocker in the second quarter of 1994 were essentially the same as those in the same period last year. The 1994 improvement in operating results was largely due to sales of recently-introduced products, lower new-product introduction costs, and cost savings from restructuring actions.

  The NutraSweet Company's net sales decreased 6 percent compared with the amounts for the second quarter of 1993. Sales volumes of aspartame for the quarter decreased slightly compared with those of last year's second quarter, due primarily to the timing of shipments to major customers. However, net sales of tabletop sweeteners, which include NutraSweet(R) Spoonful(R) and Equal(R) brand tabletop sweeteners, were higher compared with those in the same period last year. Operating income increased $5 million, or 12 percent, from that in the same period in 1993, primarily due to lower operating expenses and increased sales of tabletop sweeteners.

  For Monsanto, other income decreased compared with that in the second quarter of 1993, primarily due to lower income from equity affiliates. The effective income tax rate for the second quarter of 1994 was lower than the rate for the comparable period of 1993 principally because of lower effective ex-U.S. tax rates.

RESULTS OF OPERATIONS-FIRST SIX MONTHS 1994 COMPARED WITH FIRST SIX
MONTHS 1993

  Net income for the first six months of 1994 was $452 million, or a record $3.82 per share, compared with net income of $341 million, or $2.83 per share, in the first six months of last year. Net sales of $4,270 million were 2 percent higher than the comparable figure in 1993.

  Net sales for The Agricultural Group were 11 percent higher compared with those in the first half of 1993. Net sales in 1994 benefited from higher worldwide sales volumes for Roundup(R) herbicide, higher sales of lawn-and-garden products, and from sales of new products. However, these factors were partially offset by lower net sales from the acetanilide family of herbicides, which include Lasso herbicide and newly-introduced Harness Plus herbicide. Sales volumes of Lasso herbicide declined compared with those in the same period last year; however, sales of newly-introduced Harness Plus herbicide have replaced those of Lasso in some U.S. markets. This trend is expected to continue in future periods with some incremental growth anticipated. Operating income in 1994 increased $23 million, or 5 percent, compared with results for the first six months of 1993. Operating income in 1993 was increased by $35 million, or 18 cents per share aftertax, resulting from reimbursement by insurance companies of various costs incurred in 1992 from damage to a manufacturing site that produces a key raw material for Roundup herbicide. These costs had been expensed in 1992 pending resolution of the claim. Worldwide sales volume for Roundup herbicide improved

16 percent over the same period last year, reflecting strong demand in most key worldwide markets. Operating income of the Solaris lawn-and-garden group increased from that in the prior year, primarily due to inclusion of Ortho results. Operating income in 1994 also benefited from sales of new products. These factors were offset, in part, by the effect of lower acetanilide sales volumes into the CIS.

  Net sales of The Chemical Group decreased 3 percent compared with those in the same period last year, solely because 1993 sales included those from businesses later divested as part of the previously announced restructuring program. Excluding net sales from these divested businesses, net sales for the first six months of 1994 would have increased 2 percent over those for the comparable period in 1993. Operating income improved 50 percent compared with operating income in the first half of 1993. Operating income benefited from increased demand in the North American automotive markets, increases in U.S. housing starts and resales, improved worldwide capacity utilization levels, lower raw material costs, and savings from continuing cost reduction efforts. Partially offsetting these gains were global pricing pressures, particularly in the Plastics Division and the Rubber Chemicals business.

  Searle's net sales for the first six months of 1994 were 9 percent higher than those in the same period last year. Increased sales of recently-introduced products, such as Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments, more than offset a small decline in sales of Calan(R) brand calcium channel blocker. Sales of Calan for the first six months of 1994 declined 3 percent compared with those in 1993, reflecting primarily the effect of generic competition in the United States. Operating income was $15 million for the first six months of 1994, compared with an operating loss of $64 million for the same period in 1993. The improvement in operating income was attributed principally to increased sales of recently-introduced products, lower new-product introduction costs in 1994, and cost savings from restructuring actions.

  The NutraSweet Company's net sales decreased 13 percent compared with the amount for the first six months of 1993. Aspartame sales volumes for the period decreased 12 percent compared with those in the same period last year, due primarily to the timing of shipments to major customers. Net sales of tabletop sweeteners, which include NutraSweet(R) Spoonful(R) and Equal(R) brand tabletop sweeteners, were higher compared with those in the same period last year.
Operating income was level, however, compared with that in the same period last year due largely to lower overall operating costs resulting from cost reduction efforts and increased sales of tabletop sweeteners.

CHANGES IN FINANCIAL CONDITION-JUNE 30, 1994 COMPARED WITH DECEMBER 31,
1993

  Working capital at June 30, 1994 increased to $1,757 million from $1,377 million at December 31, 1993, primarily due to a seasonal increase in trade receivables offset, in part, by higher short-term debt. The current ratio was 1.7 at June 30, 1994 and 1.6 at year-end 1993. The percent of total debt to total capitalization declined to 37 percent at quarter-end compared with 38 percent at year-end 1993, primarily because of the increase in shareowners' equity from year-end 1993.

  Operating activities from continuing operations provided a net $175 million of cash in 1994, compared with a net $202 million of cash provided by 1993 continuing operations. The decline in cash provided by continuing operations resulted primarily from higher seasonal working capital levels for The Agricultural Group, offset by higher net income. Cash used in discontinued operations in 1993 was for income tax payments related to the sale of Fisher Controls. Investing activities in 1994 used $78 million, principally for property, plant and equipment purchases. The increase in short-term financing was due primarily to the higher seasonal working capital levels for The Agricultural Group. Throughout the first six months of 1994, Monsanto purchased in the market 1.9 million shares of its stock for $149 million, the market value on the dates of the purchases.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1993, and the Company's Report on Form 10-Q for the quarter ended March 31, 1994, described a number of lawsuits resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Developments have occurred in the following cases: (a) The Company is one of a number of defendants in 14 cases brought in Harris County District Court on behalf of 1,012 plaintiffs who own homes or live in the Southbend or Sageglen subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball facilities. (b) The Company is a defendant in a case brought in Harris County District Court on behalf of the Clear Creek Independent School District for property damage and consequential damages. On May 16, 1994, an order of dismissal without prejudice was entered against the Company and certain other of the defendants in this matter. The Company will continue to vigorously defend remaining actions.

  The Company's Report on Form 10-K for the year ended December 31, 1993, and the Company's Report on Form 10-Q for the quarter ended March 31, 1994, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of July 1, 1994, there were approximately 97 cases pending in various state and federal courts in the United States and approximately 345 cases filed outside the United States (the vast majority in Australia). Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of stockholders on April 22, 1994, seven matters were submitted to a vote of stockholders.

  1. The following directors were elected, each to hold office until the next Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation, or removal. Votes were cast as follows:


                                                                                                                  VOTES
                                                                                        VOTES                   "WITHHOLD
                                              NAME                                      "FOR"                  AUTHORITY"
                                              ----                                      -----                  ----------
                  Joan T. Bok................................................        101,424,229                1,487,832
                  Robert M. Heyssel..........................................        101,458,763                1,453,298
                  Gwendolyn S. King..........................................        101,319,023                1,593,038
                  Philip Leder...............................................         96,172,880                6,739,181
                  Howard M. Love.............................................        100,569,987                2,342,074
                  Richard J. Mahoney.........................................        101,119,741                1,792,320
                  Frank A. Metz, Jr. ........................................        101,412,827                1,499,234
                  Buck Mickel................................................        101,425,044                1,487,017
                  Jacobus F. M. Peters.......................................         96,657,362                6,254,699
                  Nicholas L. Reding.........................................        100,616,327                2,295,734
                  John S. Reed...............................................        101,474,567                1,437,494
                  William D. Ruckelshaus.....................................        101,474,028                1,438,033
                  Robert B. Shapiro..........................................        101,338,145                1,573,916
                  John B. Slaughter..........................................        101,435,225                1,476,836

  2. The Monsanto Management Incentive Plan of 1994 was ratified by the stockholders. A total of 72,840,114 votes were cast in favor of it, a total of 21,931,023 votes were cast against it, a total of 1,234,379 votes were counted as abstentions, and a total of 6,906,545 votes were counted as broker non-votes.

  3. The Searle/Monsanto Stock Plan of 1994 was ratified by the stockholders. A total of 71,639,899 votes were cast in favor of it, a total of 22,999,284 votes were cast against it, a total of 1,366,333 votes were counted as abstentions, and a total of 6,906,545 votes were counted as broker non-votes.

  4. The NutraSweet/Monsanto Stock Plan of 1994 was ratified by the stockholders. A total of 83,099,571 votes were cast in favor of it, a total of 11,514,952 votes were cast against it, a total of 1,390,993 votes were counted as abstentions, and a total of 6,906,545 votes were counted as broker non-votes.

  5. The annual incentive program for executive officers was ratified by the stockholders. A total of 79,278,379 votes were cast in favor of it, a total of 22,483,058 votes were cast against it, and a total of 1,150,624 votes were counted as abstentions.

  6. The long-term incentive program for executive officers was ratified by the stockholders. A total of 80,313,134 votes were cast in favor of it, a total of 21,357,768 votes were cast against it, and a total of 1,241,159 votes were counted as abstentions.

  7. The appointment by the Board of Directors of Deloitte & Touche as principal independent auditors for the year 1994 was ratified by the stockholders. A total of 100,831,482 votes were cast in favor of ratification, a total of 1,263,568 votes were cast against it, and a total of 817,011 votes were counted as abstentions.

  Brokers were permitted to vote on the election of directors, incentive programs, and ratification of auditors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in those matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 10 of this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONSANTO COMPANY
                                 --------------------------------------
                                              (Registrant)

                                             BRUCE R. SENTS
                                 ......................................
                                             Bruce R. Sents
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)

Date: July 22, 1994

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                           DESCRIPTION
   ------                                                           -----------


      2            Omitted - Inapplicable

      4            Omitted - Inapplicable

     10            1. Monsanto Management Incentive Plan of 1994 (incorporated herein by reference to Appendix A of the Monsanto
                      Company Notice of Annual Meeting and Proxy Statement dated March 14, 1994)

                   2. Searle/Monsanto Stock Plan of 1994 (incorporated herein by reference to and filed with the Monsanto
                      Company Notice of Annual Meeting and Proxy Statement dated March 14, 1994)

                   3. NutraSweet/Monsanto Stock Plan of 1994 (incorporated herein by reference to and filed with the Monsanto
                      Company Notice of Annual Meeting and Proxy Statement dated March 14, 1994)

                   4. Annual Incentive Program for Executive Officers (incorporated herein by reference to the description on pages 22-23 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1994)

                   5. Long-Term Incentive Program for Executive Officers (incorporated herein by reference to the description on page 23 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1994)

                   6. G. D. Searle & Co. Deferred Compensation Plan, as amended in 1994

                   7. G. D. Searle & Co. Executive Relocation Plan, as amended in 1994

                   8. Acquisition Agreement dated as of September 11, 1992, between Emerson Electric Co. and Monsanto Company relating to the purchase and sale of Fisher Controls International, Inc. and related businesses, plus identification of contents of omitted schedules and agreement to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request (incorporated herein by reference to Form 8-K dated as of October 1, 1992 and filed on October 9, 1992)

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