Form 10-Q
period 1994-09-30
MONSANTO CO
filed 1994-10-28
CIK 67686

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                            (314) 694-1000
                            --------------

         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                      OUTSTANDING AT
          CLASS                                     SEPTEMBER 30, 1994
          -----                                     ------------------

 COMMON STOCK, $2 PAR VALUE                         116,265,688 SHARES
 --------------------------                         ------------------

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1994 and 1993, the Statement of Consolidated Financial Position as of September 30, 1994 and December 31, 1993, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1994 and 1993 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                   MONSANTO COMPANY AND SUBSIDIARIES

                   STATEMENT OF CONSOLIDATED INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         --------------------             --------------------
                                                                         1994            1993             1994            1993
                                                                         ----            ----             ----            ----

  Net Sales....................................................         $1,912          $1,849           $6,182          $6,020
  Cost of Goods Sold...........................................          1,179           1,081            3,511           3,458
                                                                        ------          ------           ------          ------
  Gross Profit.................................................            733             768            2,671           2,562
  Marketing Expenses...........................................            269             279              871             899
  Administrative Expenses......................................            151             141              415             391
  Technological Expenses.......................................            162             175              478             505
  Amortization of Intangible Assets............................             20              21               60              58
                                                                        ------          ------           ------          ------
  Operating Income.............................................            131             152              847             709
  Interest Expense.............................................            (37)            (32)            (104)            (98)
  Interest Income..............................................             49               9               68              27
  Other Income (Expense)-Net...................................             10              (3)              12              13
                                                                        ------            ----           ------          ------
  Income Before Income Taxes...................................            153             126              823             651
  Income Taxes.................................................             37              31              255             215
                                                                        ------          ------           ------          ------

  Net Income...................................................         $  116          $   95           $  568          $  436
                                                                        ------          ------           ------          ------
  Earnings per Share...........................................         $ 0.99          $ 0.78           $ 4.81          $ 3.61
                                                                        ------          ------           ------          ------
  Dividends per Share..........................................         $ 0.63          $ 0.58           $ 1.84          $ 1.72
                                                                        ------          ------           ------          ------
  Weighted Average Number of Common and Common Equivalent
   Shares (in millions)........................................                                           118.0           120.8
                                                                                                         ------          ------

                   MONSANTO COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   1994                1993
                                                                                               -------------       ------------

                                ASSETS

Current Assets:
  Cash and cash equivalents..................................................................     $   529            $   273
  Trade receivables, net of allowances of $46 in 1994 and $51 in 1993........................       1,609              1,445
  Miscellaneous receivables and prepaid expenses.............................................         318                388
  Deferred income tax benefit................................................................         329                342
  Inventories................................................................................       1,236              1,224
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,021              3,672
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,548              7,382
Less Accumulated Depreciation................................................................       4,773              4,580
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       2,775              2,802
                                                                                                  -------            -------
Investments in Affiliates....................................................................         274                227
Intangible Assets, net of accumulated amortization of $510 in 1994 and
 $450 in 1993................................................................................       1,132              1,189
Other Assets.................................................................................         772                750
                                                                                                  -------            -------
Total Assets.................................................................................     $ 8,974            $ 8,640
                                                                                                  -------            -------
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   716            $   538
  Accrued liabilities........................................................................       1,421              1,534
  Short-term debt............................................................................         214                223
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       2,351              2,295
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,443              1,502
Deferred Income Taxes........................................................................          57                 54
Postretirement Liabilities...................................................................       1,322              1,256
Other Liabilities............................................................................         654                678
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1994 and 1993..............................................         329                329
    Additional contributed capital...........................................................         843                826
    Treasury stock, at cost (50,603,389 shares in 1994 and
     48,418,545 shares in 1993)..............................................................      (2,574)            (2,348)
  Reserve for ESOP debt retirement...........................................................        (206)              (218)
  Net unrealized investment holding gains....................................................          18
  Accumulated currency adjustment............................................................          61                (59)
  Reinvested earnings........................................................................       4,676              4,325
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,147              2,855
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $ 8,974            $ 8,640
                                                                                                  -------            -------

                   MONSANTO COMPANY AND SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED CASH FLOW

                         (DOLLARS IN MILLIONS)



                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   ------------------------
                                                                                                   1994                1993
                                                                                                   ----                ----

Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................      $ 568              $ 436
  Add income taxes...........................................................................        255                215
                                                                                                   -----              -----
  Income before income taxes.................................................................        823                651
  Adjustments to reconcile to Cash Provided by Continuing Operations:
    Income tax payments......................................................................       (151)              (157)
    Items that did not use (provide) cash:
      Depreciation and amortization..........................................................        404                421
      Other..................................................................................         41                 14
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................       (167)              (108)
      Inventories............................................................................        (11)                32
      Accounts payable and accrued liabilities...............................................       (149)              (188)
      Other..................................................................................         79                 36
    Other items..............................................................................         82                (80)
                                                                                                   -----              -----
Cash Provided by Continuing Operations.......................................................        951                621
Cash Used in Discontinued Operations.........................................................                          (291)
                                                                                                   -----              -----
Total Cash Provided by Operations............................................................        951                330
                                                                                                   -----              -----
Investing Activities:
  Property, plant and equipment purchases....................................................       (256)              (300)
  Acquisition and investment payments........................................................       (116)              (476)
  Investment and property disposal proceeds..................................................        181                134
                                                                                                   -----              -----
Cash Used in Investing Activities............................................................       (191)              (642)
                                                                                                   -----              -----
Financing Activities:
  Net change in short-term financing.........................................................         (9)               (27)
  Long-term debt proceeds....................................................................         46                397
  Long-term debt reductions..................................................................       (114)              (262)
  Treasury stock purchases...................................................................       (308)              (147)
  Dividend payments..........................................................................       (217)              (206)
  Other financing activities.................................................................         98                 36
                                                                                                   -----              -----
Cash Used in Financing Activities............................................................       (504)              (209)
                                                                                                   -----              -----
Increase (Decrease) in Cash and Cash Equivalents.............................................        256               (521)
Cash and Cash Equivalents:
  Beginning of year..........................................................................        273                729
                                                                                                   -----              -----
  End of period..............................................................................      $ 529              $ 208
                                                                                                   -----              -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $97 million in 1994 and $87 million in 1993.

In October 1992, Monsanto sold the worldwide Fisher Controls business. Cash used for discontinued operations in 1993 was for income taxes related to the sale of Fisher Controls.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. Effective January 1, 1994, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard resulted in an increase to investment balances and shareowners' equity. Net income and cash flow were unaffected by this adoption. SFAS No. 115 requires that certain investments, primarily equity securities, are recorded at their market values. The aggregate fair value and the net unrealized holding gain of these equity securities at January 1, 1994, was $105 million and $22 million, respectively.

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

  3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (117,987,508 and 120,765,974 in 1994 and 1993, respectively). Common share equivalents (2,546,946 and 1,030,963 in 1994 and 1993, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  4. Components of inventories at September 30, 1994 and December 31,
1993 were as follows:
                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1994                    1993
                                                                           -------------            ------------

                  Finished goods............................................. $  754                    $  734
                  Goods in process...........................................    332                       319
                  Raw materials and supplies.................................    444                       430
                                                                              ------                    ------
                  Inventories, at FIFO cost..................................  1,530                     1,483
                  Excess of FIFO over LIFO cost..............................   (294)                     (259)
                                                                              ------                    ------
                    Total.................................................... $1,236                    $1,224
                                                                              ------                    ------

  5. On April 20, 1994, a federal court jury verdict was returned against Monsanto in a lawsuit related to a Superfund site in La Marque, Texas. The lawsuit was brought by IT Corporation (IT), a subsidiary of International Technology Corporation, claiming fraud, negligent misrepresentation and breach of a contract calling for IT to perform incineration and remediation work at the site. The verdict awarded to IT $52.8 million in compensatory damages, $28.6 million in punitive damages and $2.6 million in fees. No provision has been made in the Company's consolidated financial statements with respect to this verdict. No judgment has been entered in this matter and the Company is vigorously pursuing all available means to set the verdict aside.

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

                   MONSANTO COMPANY AND SUBSIDIARIES

  7. The existing $750 million credit facility was amended as of August 15, 1994, to extend the expiration date until 1999. Previously, that facility was to expire in 1996.

  8. In September 1994, the Company settled certain tax matters with the Internal Revenue Service (IRS) related to the 1985 acquisition of
G. D. Searle & Co. The Company received $67 million for the settlement, of which $33 million represented accrued interest. Most of the remainder reduced the unamortized goodwill balance related to the Searle acquisition.

  9. Operating unit segment data for the three months and nine months ended September 30, 1994 and 1993 were as follows:

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------------------------------
                                                                                 1994                             1993
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Operating Unit:
    The Agricultural Group.....................................         $  424           $ 28            $  379           $ 33
    The Chemical Group.........................................            933             68               917             77
    Searle.....................................................            409             23               392             23
    The NutraSweet Company.....................................            146             27               161             34
    Corporate..................................................                           (15)                             (15)
                                                                        ------          -----            ------          -----
  Total........................................................         $1,912           $131            $1,849           $152
                                                                        ------           ----            ------           ----
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------------------------------
                                                                                 1994                             1993
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Operating Unit:
    The Agricultural Group.....................................         $1,812           $494            $1,634           $476
    The Chemical Group.........................................          2,712            256             2,748            202
    Searle.....................................................          1,204             38             1,121            (41)
    The NutraSweet Company.....................................            454            103               517            110
    Corporate..................................................                           (44)                             (38)
                                                                        ------          -----            ------          -----
  Total........................................................         $6,182           $847            $6,020           $709
                                                                        ------           ----            ------           ----

  Financial information for the first nine months of 1994 should not be annualized. Monsanto's sales and operating income are historically higher during the first nine months of the year, primarily because of the concentration of generally more profitable sales of The
Agricultural Group in the first nine months of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 9 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of The Agricultural Group in the first nine months of the year.

RESULTS OF OPERATIONS-THIRD QUARTER 1994 COMPARED WITH THE THIRD
QUARTER 1993

  Net income for the third quarter of 1994 was $116 million, or $0.99 per share, compared with net income of $95 million, or $0.78 per share, in the third quarter of last year. Earnings in 1994 included an aftertax

$21 million, or $0.18 per share, for interest income related to settlement with the IRS of income tax matters related to the 1985 acquisition of
G. D. Searle & Co. Net sales of $1,912 million were 3 percent higher than the comparable figure in 1993.

  Net sales for The Agricultural Group were 12 percent higher compared with the third quarter of 1993, driven primarily by sales of new products, principally Posilac(R) bovine somatotropin, and by higher net sales of Roundup(R) herbicide. Operating income in the third quarter of 1994 was $28 million compared with that of $33 million in 1993's third quarter. Worldwide sales volumes for Roundup herbicide improved significantly over the same period last year, due principally to favorable weather conditions in North and South American markets. However, the geographical composition of these sales, coupled with higher raw material costs, resulted in lower earnings when compared with those for Roundup herbicide in the third quarter of 1993. Operating income in the third quarter of 1994 benefited from sales of Posilac bovine somatotropin.

  Net sales of The Chemical Group were slightly higher than those for the same period last year; however, operating income declined to $68 million compared with income of $77 million for the same period in 1993. Excluding the 1993 net sales of businesses later divested as part of the previously announced restructuring program, net sales would have increased 7 percent. Net sales benefited from strong volume gains in all key product areas. Operating income was reduced by the effect of significantly higher raw material prices and the lack of income from divested businesses. However, operating income in 1994 continued to benefit from increased sales volumes to the North American and certain Western European automotive markets, strong demand for nylon carpet fibers from the continued strength of U.S. housing starts and resales, improved worldwide capacity utilization levels, and savings from continuing cost reduction efforts.

  Searle's net sales for the third quarter of 1994 were higher compared with those last year. Operating income was level with that in the same period last year. Increased sales of new products, led by Ambien(R), a short-term treatment for insomnia, and Daypro(R), a once-daily arthritis treatment, more than offset a decline in sales of Calan(R) brand calcium channel blocker. Sales of Calan declined 32 percent, compared with third quarter 1993 amounts, reflecting primarily the effect of generic competition in the United States in 1994, and the impact of 1993 third-quarter inventory adjustments made by pharmaceutical distributors. Operating income benefited from sales of new products and lower new-product introduction costs, offset principally by the effect of the lower Calan sales.

  The NutraSweet Company's net sales and operating income decreased 9 percent and 21 percent, respectively, compared with the amounts for the third quarter of 1993. Sales volumes of aspartame for the quarter decreased moderately compared with those of last year's third quarter, due primarily to the timing of shipments to certain customers. Average selling prices for NutraSweet(R) brand sweetener were lower than those in the prior year. The effect on operating income from the decline in sales was offset, in part, by lower operating expenses.

  For Monsanto, interest income increased compared with that in the third quarter of 1993 due to $33 million in interest received on a tax settlement. Other income increased compared with that in the third quarter of 1993, primarily due to higher income from equity affiliates and lower currency losses.

RESULTS OF OPERATIONS-FIRST NINE MONTHS 1994 COMPARED WITH THE FIRST NINE MONTHS 1993

  Net income for the first nine months of 1994 was $568 million, or $4.81 per share, compared with net income of $436 million, or $3.61 per share, in the first nine months of last year. Earnings in 1994 included an aftertax $21 million, or $0.18 per share, for interest income related to settlement with the IRS of income tax matters related to the 1985 acquisition of G. D. Searle & Co. Net sales of $6,182 million were 3 percent higher than the comparable figure in 1993.

  Net sales for The Agricultural Group were 11 percent higher compared with those in the first nine months of 1993. Net sales in 1994 benefited from higher worldwide sales of Roundup herbicide, from sales of newly-introduced Posilac bovine somatotropin, and from increased sales of lawn-and-garden products. However, these factors were partially offset by lower net sales from the acetanilide family of herbicides, which include Lasso(R) herbicide and newly-introduced Harness(R) Plus herbicide. Sales volumes of Lasso herbicide declined compared with those in the same period last year; however, sales of Harness Plus herbicide have replaced those of Lasso herbicide in some U.S. markets. This trend is expected to continue in future periods with some incremental growth anticipated. Operating income in 1994 increased $18 million, or 4 percent, compared with results for the first nine months of 1993. Operating income in 1993 was increased by $35 million, or 18 cents per share aftertax, for settlement with insurance carriers for reimbursement of various costs associated with a process rupture at a manufacturing site of a raw material for Roundup(R) herbicide, which had been expensed in 1992 pending resolution of the claim. Excluding the effect of this settlement, operating income in 1994 would have been 12 percent higher than the comparable period in 1993. Operating income in 1994 benefited from sales of new products and from inclusion of nine months of operating income from the acquired Ortho business. Worldwide sales volumes for Roundup herbicide improved significantly over the same period last year, reflecting strong demand in most key worldwide markets. However, earnings for Roundup herbicide in 1994 were offset, in part, by the geographical composition of sales and higher raw material costs. Operating income in 1994 was also hurt by the effect of lower acetanilide sales volumes into the CIS.

  Net sales of The Chemical Group decreased slightly compared with those in the same period last year, solely because 1993 sales included those from businesses later divested as part of the previously announced restructuring program. Excluding net sales from these divested businesses, net sales for the first nine months of 1994 would have increased 3 percent over those for the comparable period in 1993. Operating income improved 27 percent compared with operating income in the first nine months of 1993. Operating income in 1994 benefited from increased demand in the North American and certain European automotive markets, increases in U.S. housing starts and resales, improved worldwide capacity utilization levels, and savings from continuing cost reduction efforts. Partially offsetting these gains were significantly higher raw material costs, global pricing pressures, particularly in the Plastics and Rubber Chemicals businesses, and the lack of income from divested businesses.

  Searle's net sales for the first nine months of 1994 were 7 percent higher than those in the same period last year. Increased sales of new products, such as Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments, more than offset a decline in sales of Calan(R) brand calcium channel blocker. Sales of Calan for the first nine months of 1994 declined 14 percent compared with those in 1993, reflecting primarily the effect of generic competition in the United States. Operating income was $38 million for the first nine months of 1994, compared with an operating loss of $41 million for the same period in 1993. The improvement in operating income was attributed principally to increased sales of new products, lower new-product introduction costs in 1994, and cost savings from restructuring actions.

  The NutraSweet Company's net sales and operating income decreased 12 percent and 6 percent, respectively, compared with the amounts for the first nine months of 1993. Sales volumes of aspartame decreased moderately compared with those of the same period last year, due primarily to the timing of shipments to certain customers. Average selling prices for NutraSweet(R) brand sweetener were lower than those in the prior year. The effect on 1994 operating income from the decline in sales was offset, in part, by lower operating expenses.

  The effective income tax rate for the third quarter of 1994 was lower than the rate for the comparable period of 1993 principally because of lower effective ex-U.S. tax rates.

CHANGES IN FINANCIAL CONDITION-SEPTEMBER 30, 1994 COMPARED WITH
DECEMBER 31, 1993

  Working capital at September 30, 1994 increased to $1,670 million from $1,377 million at December 31, 1993, primarily due an increase in cash and cash equivalent balances and to seasonal increases in The Agricultural Group's trade receivables. The current ratio was 1.7 at September 30, 1994 and 1.6 at year-end 1993. The percent of total debt to total capitalization declined to 34 percent at quarter-end compared with 38 percent at year-end 1993, primarily because of the increase in shareowners' equity from year-end 1993.

  Operating activities from continuing operations provided a net
$951 million of cash in 1994, compared with $621 million of net cash provided by 1993 continuing operations. The increase in cash provided by continuing operations resulted primarily from higher pretax income and the receipt of $67 million from an income tax settlement. Cash used in discontinued operations in 1993 was for income tax payments related to the sale of Fisher Controls. Investing activities in 1994 used
$191 million, principally for property, plant and equipment purchases. Throughout the first nine months of 1994, Monsanto purchased in the market 3.9 million shares of its stock for $308 million, the market value on the date of the purchases.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1993, and the Company's Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of October 1, 1994, there were approximately 83 cases pending in various state and federal courts in the United States and approximately 347 cases filed outside the United States (the vast majority in Australia). Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

  On September 30, 1994, the U.S. Environmental Protection Agency ("EPA") issued an administrative Complaint and Proposed Compliance Order alleging violations by the Company of certain sections of the Resource Conservation and Recovery Act. The alleged violations relate to the disposal of certain wastes at the Company's facility in Addyston, Ohio. The EPA has proposed penalties in the amount of $555,900. The Company has denied the allegations and is vigorously defending itself in the proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 9 of this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1994.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONSANTO COMPANY
                                 ---------------------------------
                                              (Registrant)

                                             BRUCE R. SENTS
                                 ......................................
                                             Bruce R. Sents
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)

Date: October 28, 1994

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

     10            Omitted - Inapplicable

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

     27            Financial Data Schedule

     99            Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries

                      APPENDIX TO FORM 10-Q

Throughout the narrative of the printed Form 10-Q, trademarks are initially designated on each page by the letter "R" in a circle.