Form 10-K405
period 1994-12-31
MONSANTO CO
filed 1995-03-17
CIK 67686

                                1 9 9 4

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549



     (MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                        -----------------

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

                                 NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS. YES   X   NO
          -----    --

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $9.0 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 1995.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 114,097,214 SHARES OF COMMON STOCK, $2 PAR VALUE, OUTSTANDING AT FEBRUARY 28, 1995.

                  DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF MONSANTO COMPANY ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994. (PARTS I AND II OF FORM 10-K.)

2. PORTIONS OF MONSANTO COMPANY NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 16, 1995. (PART III OF FORM 10-K.)

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

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

RECENT DEVELOPMENTS

  On February 20, 1995, Monsanto completed its acquisition of the worldwide business of Kelco, a division of Merck & Co., Inc., for approximately $1,075 million. See "Review of Changes in Financial Position" and "Principal Acquisitions and Divestitures" on pages 42 and 49, respectively, of the Company's Annual Report to shareowners for the year ended December 31, 1994 (the "1994 Annual Report").

  In December 1994, the Company's Board of Directors approved a plan to eliminate redundant staff activities across Monsanto and to consolidate certain staff and administrative business functions. In addition, Monsanto will close or exit certain facilities and programs. See "Review of Consolidated Results of Operations" and "Restructuring and Other Actions" on pages 29 and 48 of the 1994 Annual Report.

  In 1995, The Chemical Group intends to merge its rubber chemicals and instruments businesses with the rubber chemicals business of Akzo Nobel N.V. to form a joint venture. See "Chemical Group Outlook" and "Principal Acquisitions and Divestitures" on pages 37 and 49, respectively, of the 1994 Annual Report.

INDUSTRY SEGMENTS; PRINCIPAL PRODUCTS

  For 1994, Monsanto reported its business under four industry segments: The Agricultural Group, The Chemical Group, Searle, and NutraSweet. The tabular information appearing under "Operating Unit Segment Data" and "Geographic Data" on pages 33 and 40 of the 1994 Annual Report is incorporated herein by reference.

  The following is a list of principal products categorized by major end-use markets within each industry segment:

THE AGRICULTURAL GROUP
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------          -----------               -------------------

Agricultural,          Roundup(R) herbicide    Multipurpose, non-      Alvin, TX; Antwerp, Belgium;   Disodiumiminodiacetate;
industrial, turf and   and other glyphosate-   selective agricultural  Fayetteville, NC; Luling,      Phosphorus Trichloride
ornamental             based herbicides        and industrial          LA; Sao Jose dos Campos,
applications                                   applications            Brazil
                       ----------------------------------------------------------------------------------------------------------
                       Lasso(R) and Harness(R) Corn, soybean, peanut   Muscatine, IA                  Chloroacetyl Chloride;
                       herbicides and other    and milo (sorghum)                                     Diethylaniline
                       acetanilide-based       crops
                       herbicides
                       ----------------------------------------------------------------------------------------------------------
                       Avadex(R) BW herbicide; Wheat crops             Antwerp, Belgium;              Ammonium Thiocyanate;
                       Far-Go(R) herbicide                             Muscatine, IA                  Diisopropylamine;
                                                                                                      Trichloropropane
- ---------------------------------------------------------------------------------------------------------------------------------
Animal agricultural    Posilac(R) bovine       Increase efficiency of  Toll manufactured              No major raw materials
applications           somatotropin            milk production in
                                               dairy cows
- ---------------------------------------------------------------------------------------------------------------------------------
Residential            Roundup herbicide;      Herbicides,             Fort Madison, IA               Acephate; Chlorpyrifos;
applications           Ortho(R) lawn-and-      insecticides,                                          Diazinon; Glyphosate;
                       garden products         fungicides and                                         Malathion; Triforine
                                               fertilizers
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP
                                                               Fibers
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------          -----------               -------------------
Construction & Home    Nylon carpet staple;    Broadloom carpet;       Decatur, AL; Greenwood, SC;    Acrylonitrile; Ammonia;
Furnishings            nylon bulk continuous   upholstery; blankets    Pensacola, FL                  Cyclohexane; Propylene
                       filament; Acrilan(R)
                       acrylic fiber
- ---------------------------------------------------------------------------------------------------------------------------------
Personal Products      Acrilan acrylic fiber   Sweaters; half-hose;    Decatur, AL                    Acrylonitrile
                                               active wear; hand-knit
                                               yarns
- ---------------------------------------------------------------------------------------------------------------------------------
Vehicles               Nylon filament; nylon   Tires; molding resins   Pensacola, FL                  Acrylonitrile; Ammonia;
                       polymer                 for auto grilles,                                      Cyclohexane; Propylene
                                               bumpers and gears
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        Industrial Products
Vehicles               Santocure(R) CBS,       Tires; tubes; belts;    Antwerp, Belgium; Newport,     Aniline; Carbon Disulfide;
                       Santocure MOR,          hoses; retreads; mats   United Kingdom; Nitro, WV;     Para-Nitrochlorobenzene;
                       Santocure NS,                                   Ruabon, United Kingdom;        Tertiary-Butylamine
                       Santocure TBSI                                  Sauget, IL
                       vulcanization
                       accelerators;
                       Santoflex(R) 13
                       antidegradant;
                       Santogard(R) PVI
                       prevulcanization
                       inhibitor
                       ----------------------------------------------------------------------------------------------------------
                       Specialty resins;       Automotive coatings and Addyston, OH; Antwerp,         Butanol; Chlorine;
                       polymer modifiers       sealants                Belgium; Bridgeport, NJ;       Formaldehyde; Melamine;
                                                                       LaSalle, Quebec, Canada;       Methanol; Phthalic
                                                                       Springfield, MA                Anhydride; Toluene
                       ----------------------------------------------------------------------------------------------------------
                       Skydrol(R) aviation     Hydraulic fluids for    St. Louis, MO                  Phosphorus Oxychloride
                       hydraulic fluids;       commercial aircraft
                       lubricants
- ---------------------------------------------------------------------------------------------------------------------------------
Chemicals              Industrial phosphates;  Metal treating,         Augusta, GA; Luling, LA;       Ammonia; Chlorine;
                       phosphoric acid;        cleaning and etching;   St. Louis, MO; Sauget, IL;     Phosphorus; Soda Ash;
                       phosphorus              plant food fertilizers; Trenton, MI                    Sulphur
                       pentasulfide;           oil additives
                       phosphorus trichloride
                       ----------------------------------------------------------------------------------------------------------
                       Nitrochlorobenzene      Dyes; pigments; rubber  Anniston, AL; Nitro, WV;       Benzene; Caustic Soda;
                       derivatives; Sodium MBT preservatives;          Sauget, IL; Ruabon, United     Chlorine
                                               engineering;            Kingdom; Sauget, IL
                                               thermoplastics;
                                               antifreeze; water
                                               treatment
- ---------------------------------------------------------------------------------------------------------------------------------
Capital Equipment      Sulfuric acid and       Process plants          On-Site Construction           Various Construction
                       process plants (design                                                         Components
                       and construction); air
                       emission control
                       systems
                       ----------------------------------------------------------------------------------------------------------
                       Therminol(R) heat       Heat transfer fluids    Alvin, TX; Anniston, AL;       Benzene; Phenol
                       transfer fluids;                                Newport, United Kingdom
                       diphenyl oxide
                       ----------------------------------------------------------------------------------------------------------
                       Dequest(R) water        Scale inhibitors; oil   Newport, United Kingdom        Phosphorus Trichloride
                       treatment chemicals     field chemicals
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP (CONT'D)

                                                    Industrial Products (Cont'd)
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------          -----------               -------------------
Construction & Home    Polymer modifiers       Vinyl flooring; caulks  Antwerp, Belgium;              Butanol; Chlorine;
Furnishings                                    and sealants;           Bridgeport, NJ; LaSalle,       2-Ethylhexanol; Phenol;
                                               adhesives; coatings;    Quebec, Canada                 Phthalic Anhydride; Toluene
                                               wall covering; vinyl
                                               upholstery; insulation;
                                               furniture
                       ----------------------------------------------------------------------------------------------------------
                       Flectol(R) rubber       Roofing; flooring;      Antwerp, Belgium; Nitro, WV;   Aniline; Carbon Disulfide;
                       preservative,           tape; industrial hose   Ruabon, United Kingdom;        Tertiary-Butylamine
                       Santocure(R) CBS,                               Sauget, IL
                       Santocure MOR,
                       Santocure NS,
                       Santocure TBSI
                       vulcanization
                       accelerators
                       ----------------------------------------------------------------------------------------------------------
                       Specialty resins        Coatings and adhesives  Addyston, OH; Alvin, TX;       Acrylate Esters; Butanol;
                                                                       LaSalle, Quebec, Canada;       Formaldehyde; Melamine;
                                                                       Springfield, MA; Trenton, MI   Methanol; Vinyl Acetate
                                                                                                      Monomer
                       ----------------------------------------------------------------------------------------------------------
                       Doormats                Doormats                Ghent, Belgium;                Polyethylene
                                                                       St. Louis, MO
                       ----------------------------------------------------------------------------------------------------------
                       Ammonium polyphosphate  Fire retardant                                         Phosphorus
                                               coatings; polymer
                                               additives
- ---------------------------------------------------------------------------------------------------------------------------------
Food                   Food additives          Bakery; dairy; meat     St. Louis, MO; Sao Jose dos    Caustic Soda; Lime;
                                                                       Campos, Brazil; Trenton, MI    Phosphorus
- ---------------------------------------------------------------------------------------------------------------------------------
Personal Products      Dental phosphates;      Dentifrices; dish       Augusta, GA; Newport, United   Benzene; Caustic Soda;
                       industrial phosphates   detergents; water       Kingdom; Ruabon, United        Phosphorus; Soda Ash
                                               conditioners            Kingdom; St. Louis, MO; Sao
                                                                       Jose dos Campos, Brazil;
                                                                       Soda Springs, ID; Trenton,
                                                                       MI
                       ----------------------------------------------------------------------------------------------------------
                       Polymer modifiers       Packaging               Antwerp, Belgium;              Butanol; Chlorine; Phthalic
                                                                       Bridgeport, NJ; LaSalle,       Anhydride; Toluene
                                                                       Quebec, Canada
- ---------------------------------------------------------------------------------------------------------------------------------
Other                  A variety of resin      Electronics; paper;     Addyston, OH; Earth City,      Acrylate Esters;
                       products; Flectron(R)   graphics; packaging     MO; LaSalle, Quebec, Canada;   Formaldehyde; Maleic
                       metalized materials                             Trenton, MI                    Anhydride; Melamine;
                                                                                                      Methanol
- ---------------------------------------------------------------------------------------------------------------------------------
                                                       Plastics and Saflex(R)
Vehicles               Saflex(R) plastic       Windshields             Ghent, Belgium; Sao Jose dos   Butyraldehyde; Ethanol;
                       interlayer                                      Campos, Brazil; Springfield,   Polyvinyl Alcohol; Vinyl
                                                                       MA; Trenton, MI                Acetate Monomer
                       ----------------------------------------------------------------------------------------------------------
                       Lustran(R) ABS and      Automotive interior and Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
                       Lustran SAN             exterior molded parts;  Belgium; LaSalle, Quebec,      Maleic Anhydride; Nylon
                       thermoplastics;         under-the-hood          Canada; Muscatine, IA;         Salt; Styrene
                       Vydyne(R) nylon molding applications;           Pensacola, FL
                       resins; Cadon(R)        automotive aftermarket;
                       thermoplastics;         transportation
                       Triax(R) thermoplastic
                       alloys; Centrex(R)
                       polymers
- ---------------------------------------------------------------------------------------------------------------------------------


THE CHEMICAL GROUP (CONT'D)
                                                  Plastics and Saflex(R) (Cont'd)
                                                    Major End-Use              Manufacturing              Major Raw Materials
 Major End-Use Markets     Major Products      Products & Applications           Locations                   & Components
 ---------------------     --------------      -----------------------          -----------                 ---------------
Personal Products      Centrex(R) polymers;    Toys; boats; tools;     Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
                       Lustran(R) ABS and      housewares; consumer    Belgium; LaSalle, Quebec,      Maleic Anhydride; Nylon
                       Lustran SAN             electronics; business   Canada; Muscatine, IA;         Salt; Styrene
                       thermoplastics;         machines; cosmetic      Pensacola, FL
                       Triax(R) thermoplastic  packaging; personal
                       alloys; Vydyne(R) nylon care items; spas and
                       molding resins          hot tubs; food
                                               processing; medical
                                               appliances
- ---------------------------------------------------------------------------------------------------------------------------------
Construction & Home    Lustran ABS             Drain pipe;             Addyston, OH; Antwerp,         Acrylonitrile; Butadiene;
Furnishings            thermoplastics; Triax   refrigeration;          Belgium; LaSalle, Quebec,      Maleic Anhydride; Styrene
                       thermoplastic alloys    telecommunications      Canada; Muscatine, IA
                       ----------------------------------------------------------------------------------------------------------
                       Saflex(R) plastic       Architectural glass     Ghent, Belgium; Sao Jose dos   Butyraldehyde; Ethanol;
                       interlayer                                      Campos, Brazil; Springfield,   Polyvinyl Alcohol; Vinyl
                                                                       MA; Trenton, MI                Acetate Monomer
- ---------------------------------------------------------------------------------------------------------------------------------
SEARLE

Pharmaceuticals        Maxaquin(R)             Anti-infective          Augusta, GA; Caguas, Puerto    Trifluoroaniline
                       (Lomefloxacin HCl)                              Rico; Evreux, France
                       ----------------------------------------------------------------------------------------------------------
                       Daypro(R) (Oxaprozin);  Anti-inflammatory       Augusta, GA; Caguas,Puerto     Benzoin; Diclofenac;
                       Arthrotec(R)                                    Rico; Morpeth, United          Misoprostol
                       (Misoprostol/                                   Kingdom
                       Diclofenac)
                       ----------------------------------------------------------------------------------------------------------
                       Aldactone(R)            Cardiovascular          Augusta, GA; Caguas, Puerto    Androstenedione;
                       (Spironolactone);                               Rico; Evreux, France;          Hydrochlorothiazide;
                       Aldactazide(R)                                  Morpeth, United Kingdom        Verapamil HCl
                       (Spironolactone/
                       Hydrochlorothiazide);
                       Calan(R) formulations
                       (Verapamil HCl)
                       ----------------------------------------------------------------------------------------------------------
                       Oral contraceptives     Fertility control       Caguas, Puerto Rico;           Ethynodiol Diacetate
                                                                       Morpeth, United Kingdom
                       ----------------------------------------------------------------------------------------------------------
                       Cytotec(R)              Gastrointestinal        Caguas, Puerto Rico; Coapa,    Norprostol
                       (Misoprostol)                                   Mexico; Morpeth, United
                                                                       Kingdom
                       ----------------------------------------------------------------------------------------------------------
                       Ambien(R) (Zolpidem     Central nervous system  Caguas, Puerto Rico            Zolpidem
                       Tartrate)
- ---------------------------------------------------------------------------------------------------------------------------------
Food (ex-U.S. only)    Canderel(R) and         Low-calorie tabletop    Evreux, France; Morpeth,       Aspartame
                       Equal(R) tabletop       sweetener               United Kingdom
                       sweeteners
- ---------------------------------------------------------------------------------------------------------------------------------
NUTRASWEET

Food                   NutraSweet(R) brand     High-intensity          Augusta, GA; Harbor Beach,     Aspartic Acid;
                       sweetener               sweetener available     MI; University Park, IL        L-Phenylalanine
                                               primarily in beverages,
                                               dessert products and
                                               tabletop sweeteners
                       ----------------------------------------------------------------------------------------------------------
                       Equal and NutraSweet(R) Low-calorie tabletop    Manteno, IL                    Aspartame
                       Spoonful(TM) tabletop   sweeteners
                       sweeteners
                       ----------------------------------------------------------------------------------------------------------
                       Simplesse(R) all        All natural fat         Toll manufactured              Whey protein concentrate
                       natural fat substitute  substitute for use
                                               primarily in dairy
                                               products and baked
                                               goods
- ---------------------------------------------------------------------------------------------------------------------------------

SALE OF PRODUCTS

  Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors and jobbers, to retailers and to the ultimate consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. As indicated on page 57 of the 1994 Annual Report, Monsanto's net income is historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of The Agricultural Group during that part of the year. Monsanto's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis, although the seasonality of sales of The Agricultural Group segment sometimes results in short-term borrowings to finance the customer accounts receivable and inventories. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Monsanto generally is not dependent upon one or a group of customers. The NutraSweet segment, however, makes a majority of its sales to a few companies for use in carbonated soft drinks. Monsanto has no material contracts with the government of the United States or any state, local or foreign government. However, pursuant to contracts executed under U.S. federal and state laws, Monsanto's Searle segment pays rebates to state governments for pharmaceuticals sold under state Medicaid programs and under state-funded programs for the indigent. The Searle segment also grants discounts to certain managed health care providers. Sales through managed health care providers constitute an increasing percentage of Searle's sales.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

  Monsanto owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under a small number of patents of others. Also, Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance in the operation of its business, particularly in The Agricultural Group and Searle segments and with respect to NutraSweet(R) brand sweetener. Certain proprietary products such as Roundup(R) herbicide are covered by patents. Although patents protecting Roundup(R) herbicide have now expired in most countries, compound per se patent protection for the active ingredient in Roundup herbicide continues in the United States into the year 2000. All patents covering the use of aspartame as a sweetener have expired. NutraSweet(R) brand sweetener is currently manufactured under several patents owned by The NutraSweet Company and patented processes licensed from a third party for the duration of the applicable patents. Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. compound patent to March 26, 1996 and a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture, of which Searle is a general partner and holds a controlling interest, for the duration of the venture. This product is protected by a U.S. patent to October 21, 2006, and by non-patent regulatory exclusivity until December 16, 1997. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 1999, and by non-patent regulatory exclusivity extending to October 29, 1997.

  The trademarks "Roundup," "Equal(R)," "Canderel(R)" and "NutraSweet" and the NutraSweet symbol are protected by registration in the United States and in other countries where the products are marketed.

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

RESEARCH AND DEVELOPMENT

  Research and development constitute an important part of Monsanto's activities. See "Operating Unit Segment Data" on page 33 of the 1994 Annual Report, incorporated herein by reference.

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

  Monsanto is dedicated to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. In 1988, management committed to a 90 percent reduction in toxic air emissions from worldwide operations by the end of 1992, including emissions reportable in the U.S. under Title III of SARA. Monsanto achieved its goal, based on 1992 year-end operating rates. The cost to accomplish this target did not materially affect operating results. In fact, some of the target capital projects lowered operating costs and improved operating efficiency.

  Expenditures in 1994 were approximately $47 million for environmental capital projects and approximately $202 million for management of environmental programs, including the operation and maintenance of facilities for environmental control. Monsanto estimates that during 1995 and 1996 approximately $35 million-$45 million per year will be spent on additional capital projects for environmental protection.

  Monsanto periodically receives notices from the EPA that it is a potentially responsible party ("PRP") under Superfund. The EPA has designated Monsanto as a PRP at 92 Superfund sites. Monsanto has resolved disputes, entered partial consent decrees, and executed administrative orders between Monsanto and the EPA in 47 of these cases, settling a portion or all of Monsanto's liability for these Superfund cases. Six other matters involve sites where allegations are predicated on tentative findings of reuse of drums by others that once contained products sold by Monsanto. These six matters have been inactive as to Monsanto for at least ten years. At one other site, Monsanto has determined that it has no liability whatsoever.

  Monsanto's policy is to accrue costs for remediation of waste disposal sites in the accounting period in which the responsibility is established and the cost is estimable. Monsanto's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Monsanto does not discount these liabilities, and they have not been reduced for any claims for recoveries from insurance or from third parties. However, Monsanto is engaged in litigation with some of its insurance carriers regarding both the applicability and the amount of its coverage responsive to claims for damages at these sites. Monsanto has an accrued liability of $72 million as of December 31, 1994, for Superfund sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Major sites in this category include the noncompany-owned Brio, Fike/Artel, MOTCO and Woburn sites, which account for $54 million of the accrued amount.

  Monsanto's estimate of its Superfund liability is affected by several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. Due to these uncertainties, primarily related to the method and extent of remediation, potential future expenses could be as much as $25 million for these sites. These potential future expenses may be incurred over the balance of the decade.

  There are various other lawsuits, claims and proceedings that state agencies and others have asserted against the Company seeking remediation of alleged environmental impairments. Monsanto is in the process of determining its involvement, if any, at 41 of these sites. Monsanto has an accrued liability of $108 million as of December 31, 1994, for these matters and for environmental reserves at certain former Monsanto plant sites. The Company's estimate of its liability related to these sites is affected by several uncertainties such as, but not limited to, the extent of Monsanto's involvement, and the method and extent of remediation. Due to these uncertainties, potential future expenses could be as much as $75 million for these sites. Four sites in this category account for $58 million of the accrued amount and for approximately $55 million of the potential future expenses.

  Monsanto spent $52 million in 1994 for remediation of Superfund and other waste disposal sites. Most of these expenditures related to The Chemical Group, and similar or greater amounts can be expected in future years.

  For hazardous and other waste facilities at operating locations, Monsanto recognizes post-closure environmental costs and remediation costs over the estimated remaining useful life of the related facilities, not to exceed 20 years. Monsanto spent $13 million in 1994 for remediation of these facilities and has an accrued liability of $27 million as of December 31, 1994, for these sites. Uncertainties related to these costs are evolving government regulations, the method and extent of remediation, and future changes in technology. Monsanto's estimated closure costs for these facilities are approximately $135 million.

  While the ultimate costs and results of remediation of waste disposal sites cannot be predicted with certainty, Monsanto's liquidity, financial position and profitability are not expected to be materially affected.

EMPLOYEE RELATIONS

  As of December 31, 1994, Monsanto had approximately 29,000 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

  Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A large number of products are manufactured abroad. Ex-U.S. operations are subject to a number of potential risks and limitations, including: fluctuations in currency values; exchange control regulations; approvals of therapeutic claims and pricing for pharmaceutical and other products; employment regulations; import and trade restrictions, including embargoes; governmental instability, civil disorders, civil wars and other hostilities; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Geographic Data" on page 40 of the 1994 Annual Report, incorporated herein by reference.

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

  The Company was named as a defendant in a lawsuit filed in United States District Court, Southern District of Texas, Houston Division on December 3, 1991 by IT Corporation (IT), a remediation contractor at the MOTCO site, an 11 acre waste site in La Marque, Texas. IT sought compensatory and punitive damages for alleged breach of contract, negligent misrepresentation and fraud relating to conditions at the site. On April 20, 1994, a jury returned a verdict in IT's favor on all claims, and awarded IT $52.8 million in compensatory damages, $28.6 million in punitive damages and $2.6 million in attorneys' fees. On December 13, 1994, the federal trial judge set aside the jury's findings of fraud and negligent misrepresentation but upheld the finding of breach of contract. The court set aside the punitive damage award and reduced the amount of compensatory damages to $43.8 million. On January 26, 1995, the trial judge issued a memorandum confirming that prejudgment interest would be awarded to IT and specifying the manner in which the amount of such interest should be calculated. Based upon that memorandum, it is not likely that such interest will exceed approximately $21 million. No judgment has yet been entered. The Company believes based on the advice of counsel that it has meritorious defenses to IT's claims, including that the Company and the Trust did not breach the contract with IT; that IT bore the risk that the conditions at the site were different from the conditions set forth in the site remedial investigations; that IT had the opportunity to, and in fact did, investigate site conditions, and that IT represented that it was familiar with site conditions when it submitted its bid on the contract. The Company will appeal the judgment when it is entered and will continue to defend this matter vigorously. No provision for loss has been made in the Company's consolidated financial statements.

  On April 12, 1985, the Company was named as a defendant in the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company is one of a number of companies that had sold materials to the chemical reprocessor at that site. Currently pending against the Company are the following matters: (a) The Company is one of a number of defendants in 10 cases brought in Harris County District Court on behalf of 863 plaintiffs who owned homes or lived in the Southbend or Sageglen subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; the need for medical monitoring; and, in the case of the homeowners, property damage. In addition to their claims of personal injury, seven plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (b) The Company is one of a number of defendants in two additional actions brought in Harris County District Court by 408 plaintiffs, who are former employees of the owners/operators of the Brio site, and members of the employees' families or persons who worked near the Brio site. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that it has meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of the Company, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. The Company is vigorously defending these actions.

  In 1974, Searle introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7(R). Following extensive testing by Searle and review by the FDA, the Cu-7 was approved for sale as a prescription drug. Searle has been named a defendant in a number of product liability lawsuits alleging that the Cu-7 caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 1, 1995, there were approximately 68 cases pending in various U.S. state and federal courts and approximately 346 cases filed outside the United States (the vast majority in Australia). The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7 in the United States, citing the cost of defending such litigation.

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

ITEM 2. PROPERTIES.

  The General Offices of the Company are located on a 285-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. Monsanto also has research laboratories and technical centers throughout the world. Information with respect to Monsanto's manufacturing locations worldwide and the industry segments which use such plants as of January 1, 1995, is set forth under "Business-Industry Segments; Principal Products" in Item 1 of this Report, which is incorporated herein by reference.

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

  No matters were submitted to the security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

  The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters appearing under "Review of Cash Flow" on pages 45 through 47 and "Quarterly Data" on page 57 of the 1994 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The tabular information under "Financial Summary-Operating Results, Earnings per Share and Year-End Financial Position" and the amounts of Dividends per Share, all appearing on page 58 of the 1994 Annual
Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  The tabular and narrative information appearing under "Review of Consolidated Results of Operations" on pages 29 through 32, "Operating Unit Segment Data" on pages 33 through 39, "Review of Changes in Financial Position" on page 42, and "Review of Cash Flow" on pages 45 through 47 of the 1994 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Monsanto appearing on pages 28, 41, 43, 44 and 47 through 56; the Independent Auditors' Opinion appearing on page 27; and the tabular and narrative information appearing under "Quarterly Data" on page 57 of the 1994 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and executive officers appearing under "Election of Directors" on pages 2 through 4 of the Monsanto
Company Notice of Annual Meeting and Proxy Statement (the "1995 Proxy
Statement") dated March 16, 1995, is incorporated herein by reference.
The following information with respect to the Executive Officers of the Company on March 1, 1995, is included pursuant to Instruction 3 of Item
401(b) of Regulation S-K:

                                                                   Year First
                                                                   Became an
                                                                   Executive
        Name - Age              Present Position with Registrant    Officer     Other Business Experience since January 1, 1990
- --------------------------     ----------------------------------  ---------- ---------------------------------------------------
Richard U. De Schutter, 54     President and Chief Operating          1995    Chairman, International Operations, G. D. Searle
                               Officer, G. D. Searle & Co. (a                 & Co., 1989; President, G. D. Searle &
                               subsidiary of the Company)                     Co., 1991; and present position, 1993.
Richard W. Duesenberg, 64      Senior Vice President,                 1977    Present position, 1982.
                               Secretary and General Counsel-
                               Monsanto Company
Steven L. Engelberg, 52        Vice President, Worldwide              1995    Partner, Keck, Mahin & Cate, 1986; Partner-in-Charge,
                               Government Affairs-Monsanto                    Keck, Mahin & Cate Washington, D.C. office, 1986;
                               Company                                        Chief of Staff of Office of the United States Trade
                                                                              Representative (on leave from Keck, Mahin & Cate
                                                                              until May 1993), 1993; and present position, 1994.
Robert E. Flynn, 61            Chairman and Chief Executive           1987    Chairman, Chief Executive Officer and President,
                               Officer, The NutraSweet Company                Fisher Controls International, Inc. (a former
                               (a subsidiary of the Company);                 subsidiary of the Company), 1988; Chairman and Chief
                               Advisory Director-Monsanto                     Executive Officer, The NutraSweet Company, 1990; and
                               Company                                        present position, 1993.
Sheldon G. Gilgore, 63         Chairman and Chief Executive           1987    Chairman, President and Chief Executive Officer, G. D.
                               Officer,                                       Searle & Co., 1986; Chairman and Chief Executive
                               G. D. Searle & Co. (a                          Officer, G. D. Searle & Co., 1991; and present
                               subsidiary of the Company);                    position, 1993.
                               Advisory Director-Monsanto
                               Company
Pierre Hochuli, 47             Vice President-Monsanto                1995    Regional Director, Europe/Africa/Middle East-Monsanto
                               Company; President-Growth                      Europe, S.A., 1985; Vice President, Finance and
                               Enterprises                                    Planning-The Agricultural Group, 1991; Vice President
                                                                              and General Manager, New Products Division-The
                                                                              Agricultural Group, 1992; Group Vice President and
                                                                              General Manager, New Products Division-The
                                                                              Agricultural Group, 1993; Vice President, Corporate
                                                                              Planning-Monsanto Company, 1993; and present position,
                                                                              1995.
Robert B. Hoffman, 58          Senior Vice President and Chief        1994    International business consultant, 1988; Vice
                               Financial Officer; Advisory                    President, FMC Corporation, 1990; and present
                               Director-Monsanto Company                      position, 1994.
Richard J. Mahoney, 61         Director; Chairman and Chief           1975    Present position, 1986.
                               Executive Officer-Monsanto
                               Company


                                                                   Year First
                                                                   Became an
                                                                   Executive
        Name - Age              Present Position with Registrant    Officer     Other Business Experience since January 1, 1990
- --------------------------     ----------------------------------  ---------- ---------------------------------------------------

Teresa E. McCaslin, 45         Vice President, Human                  1994    Vice President, Human Resources, Avery Dennison
                               Resources-Monsanto Company                     Corporation, 1989; and present position, 1994.
Philip Needleman, 56           Senior Vice President, Research        1991    Vice President, Research and Development-Monsanto
                               and Development; Advisory                      Company, 1989; Vice President, Research and
                               Director-Monsanto Company;                     Development; Advisory Director-Monsanto Company, 1991;
                               President, Research and                        Vice President, Research and Development; Advisory
                               Development, G. D. Searle & Co.                Director-Monsanto Company; President, Research and
                                                                              Development, G.D. Searle & Co., 1992; and present
                                                                              position, 1993.
Robert G. Potter, 55           Executive Vice President and           1981    Group Vice President and Advisory Director-
                               Advisory Director-Monsanto                     Monsanto Company and President-Monsanto Chemical
                               Company                                        Company, 1986; Executive Vice President and
                                                                              Advisory Director-Monsanto Company; President-The
                                                                              Chemical Group, 1990; and present position, 1995.
Nicholas L. Reding, 60         Director; Vice Chairman-               1976    Executive Vice President and Advisory Director-
                               Monsanto Company                               Monsanto Company and President-Monsanto
                                                                              Agricultural Company, 1986; Executive Vice President,
                                                                              Environment, Safety, Health and Manufacturing and
                                                                              Advisory Director-Monsanto Company, 1990; and present
                                                                              position, 1993.
Robert W. Reynolds, 51         Vice President, International          1994    Vice President, North America-Monsanto Agricultural
                               Operations and Develop-                        Company, 1986; Vice President and General Manager,
                               ment-Monsanto Company                          Crop Protection Products Division-Monsanto
                                                                              Agricultural Company, 1990; Vice President and
                                                                              Managing Director, Latin America World Area-Monsanto
                                                                              Company, 1992; and present position, 1994.
Robert B. Shapiro, 56          Director; President and Chief          1987    Chairman and Chief Executive Officer, The NutraSweet
                               Operating Officer-Monsanto                     Company, 1986; Executive Vice President and Advisory
                               Company                                        Director-Monsanto Company and President-The
                                                                              Agricultural Group, 1990; and present position, 1993.

Hendrik A. Verfaillie, 49      Vice President and Advisory            1993    Vice President, Commercial Development-Monsanto
                               Director-Monsanto Company                      Agricultural Company, 1986; Vice President and General
                                                                              Manager, Roundup Division-The Agricultural Group,
                                                                              1990; Vice President and Advisory Director-Monsanto
                                                                              Company; President-The Agricultural Group, 1993;
                                                                              and present position, 1995.
Virginia V. Weldon, 59         Senior Vice President, Public          1990    Vice President, Public Policy-Monsanto Company, 1989;
                               Policy; Advisory Director-                     Vice President, Public Policy; Advisory Director-
                               Monsanto Company                               Monsanto Company, 1990; and present position, 1993.

Mr. Mahoney will retire on March 31, 1995 and Mr. Shapiro will become Chairman, President and Chief Executive Officer of Monsanto Company, effective April 1, 1995. Dr. Gilgore will retire on April 26, 1995 and Mr. De Schutter will become Chairman and Chief Executive Officer of
G. D. Searle & Co. Otherwise, the above-listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Directors' Fees and Other Arrangements" on pages 8 and 9 and under "Executive Compensation" on pages 13 through "Certain Agreements" on page 18 of the 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 5 and 6 of the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

    (a) Documents filed as part of this Report:

      1. The financial statements set forth at pages 28, 41, 43, 44 and 47 through 58 of the 1994 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

      2. Financial Statement Schedules

          The following supplemental schedule for the years ended December 31, 1994, 1993 and 1992:

              V--Valuation and Qualifying Accounts

          All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

      3. Exhibits--See the Exhibit Index beginning at page 19 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10.1 through 10.32 on pages 19 through 22 of the
         Exhibit Index, all of which were previously filed. The following Exhibits listed in the Exhibit Index are filed with this Report:

            13     The Company's 1994 Annual Report to shareowners

            21     Subsidiaries of the registrant (See page 23)

            23     1. Consent of Independent Auditors (See page 24)

                   2. Consent of Company Counsel (See page 24)

            24     1. Powers of attorney submitted by Joan T. Bok, Robert
                      M. Heyssel, Robert B. Hoffman, Gwendolyn S. King, Philip Leder, Howard M. Love, Richard J. Mahoney, Frank A. Metz, Jr., Buck Mickel, Jacobus F.M. Peters, Nicholas L. Reding, John S. Reed, William D. Ruckels-haus, Bruce R. Sents, Robert B. Shapiro and John B. Slaughter.

                   2. Certified copy of Board resolution authorizing Form
                      10-K filing utilizing powers of attorney

            27 Financial Data Schedule (part of electronic submission only)

            99 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries (See page 25)

    (b) Reports on Form 8-K during the quarter ended December 31, 1994:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                    OPINION OF INDEPENDENT AUDITORS

Monsanto Company:

  We have audited the statement of consolidated financial position of Monsanto Company and Subsidiaries as of December 31, 1994 and 1993 and the related statements of consolidated income, shareowners' equity and cash flow for each of the three years in the period ended December 31, 1994 and have issued our opinion thereon dated February 24, 1995; such financial statements and opinion are included in your 1994 Annual Report to shareowners and are incorporated herein by reference. Our audits also comprehended the schedule of Monsanto Company and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.


                       DELOITTE & TOUCHE LLP
                       DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 24, 1995

                                                             SCHEDULE V

                   MONSANTO COMPANY AND SUBSIDIARIES
                   ---------------------------------

                   VALUATION AND QUALIFYING ACCOUNTS

         FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                         (Dollars in millions)

                              COLUMN A                                  COLUMN B       COLUMN C        COLUMN D       COLUMN E
                              --------                                  --------     -------------     --------       --------
                                                                                       Additions
                                                                       Balance at     Charged to                     Balance at
                                                                        Beginning      Costs and                       End of
                             Description                                 of Year       Expenses       Deductions        Year
                             -----------                               ----------     ----------      ----------     ----------
Year Ended December 31, 1994:

  Reserves deducted from related assets in the Statement of Consolidated Financial Position:

     Doubtfulreceivables and returns and allowances..................    $   51          $ 25         $   19<FA>        $ 57
                                                                         ------          ----         ------            ----
    Inventory and obsolescence losses................................    $   45          $ 12         $   23            $ 34
                                                                         ------          ----         ------            ----
    Amortization of intangible assets................................    $  450          $ 81         $    9            $522
                                                                         ------          ----         ------            ----
    Deferred tax asset valuation allowances..........................    $   89          $ (9)       $    (5)           $ 85
                                                                         ------          ----        -------            ----
Year Ended December 31, 1993:

  Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Doubtful receivables and returns and allowances..................    $   33          $ 36         $   18<FA>       $   51
                                                                         ------          ----         ------           ------
    Inventory and obsolescence losses................................    $   23          $ 31         $    9           $   45
                                                                         ------          ----         ------           ------
    Amortization of intangible assets................................    $  383          $ 81         $   14           $  450
                                                                         ------          ----         ------           ------
    Deferred tax asset valuation allowances..........................    $   62          $ 34         $    7           $   89
                                                                         ------          ----         ------           ------
Year Ended December 31, 1992:

  Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Doubtful receivables and returns and allowances..................    $   36          $ 15         $   18<FA>       $   33
                                                                         ------          ----         ------           ------
    Inventory and obsolescence losses................................    $   31          $ 11         $   19           $   23
                                                                         ------          ----         ------           ------
    Amortization of intangible assets................................    $1,422          $238         $1,277<FB>       $  383
                                                                         ------          ----         ------           ------
    Deferred tax asset valuation allowances..........................    $   32          $ 33         $    3           $   62
                                                                         ------          ----         ------           ------

NOTES:

<FA> Principally allowances granted.

<FB> Includes $1,270 million related to NutraSweet's fully amortized aspartame-use patent.


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

Date: March 17, 1995

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

                           SIGNATURE                                      TITLE                                         DATE
                           ---------                                      -----                                         ----


                     RICHARD W. DUESENBERG                       Chairman and Director                             March 17, 1995
................................................................ (Principal Executive Officer)
                      (Richard J. Mahoney)<F*>

                     RICHARD W. DUESENBERG                       President and Director                            March 17, 1995
................................................................
                      (Robert B. Shapiro)<F*>

                     RICHARD W. DUESENBERG                       Vice Chairman and Director                        March 17, 1995
................................................................
                      (Nicholas L. Reding)<F*>

                     RICHARD W. DUESENBERG                       Senior Vice President                             March 17, 1995
................................................................ (Principal Financial Officer)
                      (Robert B. Hoffman)<F*>

                         BRUCE R. SENTS                          Vice President and Controller                     March 17, 1995
................................................................ (Principal Accounting Officer)
                        (Bruce R. Sents)

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                         (Joan T. Bok)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                      (Robert M. Heyssel)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                      (Gwendolyn S. King)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                         (Philip Leder)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                        (Howard M. Love)<F*>


                           SIGNATURE                                      TITLE                                         DATE
                           ---------                                      -----                                         ----

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                      (Frank A. Metz, Jr.)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                         (Buck Mickel)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                     (Jacobus F.M. Peters)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                         (John S. Reed)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                    (William D. Ruckelshaus)<F*>

                     RICHARD W. DUESENBERG                       Director                                          March 17, 1995
................................................................
                      (John B. Slaughter)<F*>

<F*>Richard W. Duesenberg, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

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


Exhibit No.                                                 Description
- -----------                                                 -----------

  2                 1. Agreement of Purchase and Sale dated as of December 20, 1994, by and between Merck &
                       Co., Inc. ("Merck") and The NutraSweet Company relating to the purchase and sale of
                       Merck's Kelco Business, plus identification of contents of omitted schedules and exhibits and agreement to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated as of February 17, 1995 and filed on February 28, 1995)

                    2. Amendment, dated as of February 15, 1995, to the Agreement of Purchase and Sale dated as of December 20, 1994 between Merck & Co., Inc., a New Jersey corporation, and The
                       NutraSweet Company, a Delaware corporation, plus identification of contents of omitted schedules and exhibits and agreement to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request
                       (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K dated as of
                       February 17, 1995 and filed on February 28, 1995).

  3                 1. Restated Certificate of Incorporation of the Company effective as of April 27, 1987
                       (incorporated herein by reference to Exhibit 19(ii)2 of the Company's Form 10-Q for the
                       quarter ended June 30, 1987)

                    2. By-Laws of the Company, as amended effective September 1, 1993 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-Q for the quarter ended September
                       30, 1993)

  4                 1. Form of Rights Agreement, dated as of January 26, 1990 between the Company and The
                       First National Bank of Boston (incorporated herein by reference to Form 8-A filed on
                       January 31, 1990)

                    2. Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of certain long-term debt not being registered of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

  9                 Omitted - Inapplicable

 10                  1. Non-Employee Directors Stock Plan, as amended in 1991 (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-Q for the quarter ended June 30,
                        1991)

                     2. Non-Employee Directors Retirement Plan, as amended in 1991 (incorporated herein by reference to Exhibit 19(ii) of the Company's Form 10-Q for the quarter ended September
                        30, 1991)

                     3. Charitable Contribution Program effective April 1, 1992 (incorporated herein by reference to Exhibit 19(i)1 of the Company's Form 10-K for the year ended December 31,
                        1991)

                     4. Deferred Compensation Plan for Non-Employee Directors, as amended in 1983 and 1991
                        (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-K for the year ended December 31, 1991)



                        EXHIBIT INDEX (CONT'D)

Exhibit No.                                                 Description
- -----------                                                 -----------

                     5. Consulting Agreement between the Company and Philip Leder dated January 17, 1990
                        (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-K for the
                        year ended December 31, 1989)

                     6. Financial Planning Services Program for Monsanto Management Council Members, as
                        amended in 1993 (incorporated herein by reference to Exhibit 10.1 of the Company's
                        Form 10-Q for the quarter ended March 31, 1993)

                     7. Monsanto Management Incentive Plan of 1984, as amended in 1987, 1988 and 1989
                        (incorporated herein by reference to Exhibit 19(ii)2 of the Company's Form 10-K for the year ended December 31, 1989)

                     8. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-K for the year ended December 31, 1992)

                     9. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.2 of the Company's Form 10-K for the year ended December 31, 1992)

                    10. Monsanto Management Incentive Plan of 1994 (incorporated herein by reference to
                        Appendix A of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated
                        March 14, 1994)

                    11. Annual Incentive Program for Executive Officers (incorporated herein by reference to the description on pages 22-23 of the Monsanto Company Notice of Annual Meeting and
                        Proxy Statement dated March 14, 1994)

                    12. Long-Term Incentive Program for Executive Officers (incorporated herein by reference to the description on page 23 of the Monsanto Company Notice of Annual Meeting and
                        Proxy Statement dated March 14, 1994)

                    13. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit
                        10(iii)19 of the Company's Form 10-K for the year ended December 31, 1987)

                    14. Executive Health Program (incorporated herein by reference to Exhibit 19(i) of the
                        Company's Form 10-Q for the quarter ended March 31, 1989)

                    15. Agreements between the Company and Richard J. Mahoney and Nicholas L. Reding entered into as of May 16, 1988 (incorporated herein by reference to Exhibit 19(i)18 of the
                        Company's Form 10-Q for the quarter ended June 30, 1988)

                    16. Letter from the Company to Dr. Sheldon G. Gilgore dated February 12, 1986
                        (incorporated herein by reference to Exhibit 10(iii)14 of the Company's Form 10-K for
                        the year ended December 31, 1986)

                    17. Letter Agreement between G. D. Searle & Co. and Dr. Sheldon G. Gilgore, dated March 7,
                        1991, amending the Letter from the Company dated February 12, 1986 (incorporated herein by reference to Exhibit 19(ii)1 of the Company's Form 10-Q for the quarter ended March 31, 1991)



                        EXHIBIT INDEX (CONT'D)

Exhibit No.                                                 Description
- -----------                                                 -----------

                    18. Agreement between the Company and Robert G. Potter entered into as of May 16, 1988
                        (incorporated herein by reference to Exhibit 19(i)5 of the Company's Form 10-K for the
                        year ended December 31, 1989)

                    19. Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990
                        (incorporated herein by reference to Exhibit 19(i)1 of the Company's Form 10-Q for the
                        quarter ended September 30, 1990)

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

                    22. Searle Phantom Stock Option Plan of 1986, as amended in 1990, 1991 and 1992
                        (incorporated herein by reference to Exhibit 99.3 of the Company's Form 10-K for the year ended December 31, 1992)

                    23. Searle Monsanto Stock Option Plan of 1986, as amended in 1988, 1989, 1990 and 1991
                        (incorporated herein by reference to Exhibit 19(ii)4 of the Company's Form 10-Q for the quarter ended June 30, 1991)

                    24. Searle/Monsanto Stock Plan of 1994 (incorporated herein by reference to and filed with the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14,
                        1994)

                    25. G. D. Searle & Co. Executive Travel Accident Insurance Plan, as amended in 1989
                        (incorporated herein by reference to Exhibit 19(ii)4 of the Company's Form 10-Q for the quarter ended June 30, 1989)

                    26. G. D. Searle & Co. Executive Supplemental Long Term Disability Plan (incorporated herein by reference to Exhibit 19(i)7 of the Company's Form 10-Q for the quarter ended
                        June 30, 1988)

                    27. G. D. Searle & Co. Split Dollar Life Insurance Plan, as amended in 1989 (incorporated herein by reference to Exhibit 19(ii)3 of the Company's Form 10-Q for the quarter ended June 30, 1989)

                    28. G. D. Searle & Co. Legal/Tax/Financial Counseling Plan (incorporated herein by reference to Exhibit 19(i)8 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)

                    29. G. D. Searle & Co. Executive Relocation Plan (incorporated herein by reference to
                        Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1994)

                    30. G. D. Searle & Co. Supplemental Medical Reimbursement Plan (incorporated herein by reference to Exhibit 19(i)10 of the Company's Form 10-Q for the quarter ended June 30,
                        1988)



                        EXHIBIT INDEX (CONT'D)

Exhibit No.                                                 Description
- -----------                                                 -----------

                    31. G. D. Searle & Co. Deferred Compensation Plan, as amended in 1994 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30,
                        1994)

                    32. G. D. Searle & Co. Executive Physical Examinations Program, as amended in 1992
                        (incorporated herein by reference to Exhibit 99.1 of the Company's Form 10-Q for the quarter ended June 30, 1992)

 11                 Omitted - Inapplicable; see "Earnings per Share" on page 55 of the 1994 Annual Report

 12                 Statement re Computation of the Ratio of Earnings to Fixed Charges - See Exhibit 99 below

 13                 The Company's 1994 Annual Report to shareowners. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 26 through 58 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed "filed"; other portions are furnished only for the information of the
                    Commission.

 18                 Omitted - Inapplicable

 21                 Subsidiaries of the registrant (See page 23)

 22                 Omitted - Inapplicable

 23                 1. Consent of Independent Auditors (See page 24)

                    2. Consent of Company Counsel (See page 24)

 24                 1. Powers of attorney submitted by Joan T. Bok, Robert M. Heyssel, Robert B. Hoffman,
                       Gwendolyn S. King, Philip Leder, Howard M. Love, Richard J. Mahoney, Frank A. Metz,
                       Jr., Buck Mickel, Jacobus F.M. Peters, Nicholas L. Reding, John S. Reed, William D.
                       Ruckelshaus, Bruce R. Sents, Robert B. Shapiro and John B. Slaughter.

                    2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

 27                 Financial Data Schedule (part of electronic submission only)

 28                 Omitted - Inapplicable

 99                 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and
                    Subsidiaries (See page 25)

- -----

Only Exhibits Nos. 13, 21, 23.1, 23.2 and 99 have been included in the printed copy of this Report.

                                APPENDIX

Throughout the printed Form 10-K, trademarks are initially designated on each page by the superscript letter "R" in a circle or by the superscript letters "TM."