Form 10-Q
period 1995-03-31
MONSANTO CO
filed 1995-05-09
CIK 67686

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                            (314) 694-1000
                            --------------

         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                             OUTSTANDING AT
          CLASS                                              MARCH 31, 1995
          -----                                              --------------

COMMON STOCK, $2 PAR VALUE                                 114,214,294 SHARES
- --------------------------                                 ------------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1995 and 1994, the Statement of Consolidated Financial Position as of March 31, 1995 and December 31, 1994, the Statement of Consolidated Cash Flow for the three months ended March 31, 1995 and 1994 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                                         MONSANTO COMPANY AND SUBSIDIARIES

                                          STATEMENT OF CONSOLIDATED INCOME

                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             ------------------------------------
                                                                                                   1995                1994
                                                                                                   ----                ----
  Net Sales..................................................................................     $2,318              $2,001
  Cost of Goods Sold.........................................................................      1,324               1,108
                                                                                                  ------              ------
  Gross Profit...............................................................................        994                 893
  Marketing Expenses.........................................................................        296                 276
  Administrative Expenses....................................................................        158                 127
  Technological Expenses.....................................................................        154                 151
  Amortization of Intangible Assets..........................................................         25                  20
                                                                                                  ------              ------
  Operating Income...........................................................................        361                 319
  Interest Expense...........................................................................        (42)                (32)
  Interest Income............................................................................         11                   6
  Other Income (Expense)-Net.................................................................          7                   1
                                                                                                  ------              ------
  Income Before Income Taxes.................................................................        337                 294
  Income Taxes...............................................................................        108                 100
                                                                                                  ------              ------

  Net Income.................................................................................     $  229              $  194
                                                                                                  ------              ------
  Earnings per Share.........................................................................     $ 2.02              $ 1.63
                                                                                                  ------              ------
  Dividends per Share........................................................................     $ 0.63              $ 0.58
                                                                                                  ------              ------
  Weighted Average Number of Common and Common Equivalent Shares (in millions)...............      113.7               118.7
                                                                                                  ------              ------

                                         MONSANTO COMPANY AND SUBSIDIARIES

                                    STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   1995                1994
                                                                                                 ---------         ------------
                                ASSETS
Current Assets:
  Cash and cash equivalents..................................................................     $   259            $   507
  Receivables, net of allowances of $53 in 1995 and $57 in 1994..............................       2,144              1,530
  Miscellaneous receivables and prepaid expenses.............................................         332                313
  Deferred income tax benefit................................................................         331                321
  Inventories................................................................................       1,423              1,212
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,489              3,883
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,982              7,555
Less Accumulated Depreciation................................................................       4,900              4,738
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       3,082              2,817
                                                                                                  -------            -------
Investments in Affiliates....................................................................         301                279
Intangible Assets, net of accumulated amortization of $547 in 1995 and
 $522 in 1994................................................................................       1,823              1,134
Other Assets.................................................................................         780                778
                                                                                                  -------            -------
Total Assets.................................................................................     $10,475            $ 8,891
                                                                                                  -------            -------
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   648            $   629
  Accrued liabilities........................................................................       1,614              1,494
  Short-term debt............................................................................       1,028                312
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       3,290              2,435
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,780              1,405
Deferred Income Taxes........................................................................          71                 65
Postretirement Liabilities...................................................................       1,350              1,341
Other Liabilities............................................................................         762                697
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1995 and 1994..............................................         329                329
    Additional contributed capital...........................................................         853                849
    Treasury stock, at cost (52,588,842 shares in 1995 and
     52,859,031 shares in 1994)..............................................................      (2,731)            (2,744)
  Reserve for ESOP debt retirement...........................................................        (197)              (199)
  Net unrealized investment holding gains....................................................           3                 19
  Accumulated currency adjustment............................................................         146                 33
  Reinvested earnings........................................................................       4,819              4,661
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,222              2,948
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $10,475            $ 8,891
                                                                                                  -------            -------

                                         MONSANTO COMPANY AND SUBSIDIARIES

                                        STATEMENT OF CONSOLIDATED CASH FLOW

                                               (DOLLARS IN MILLIONS)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             ------------------------------------
                                                                                                   1995                1994
                                                                                                   ----                ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................     $   229             $ 194
  Add income taxes...........................................................................         108               100
                                                                                                  -------             -----
  Income before income taxes.................................................................         337               294
  Adjustments to reconcile to Cash Used in Continuing Operations:
    Income tax payments......................................................................         (36)              (36)
    Items that did not use (provide) cash:
      Depreciation and amortization..........................................................         146               137
      Incremental SFAS No. 106 expenses......................................................          12                13
      Other..................................................................................          (9)                3
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................        (552)             (419)
      Inventories............................................................................        (107)               (9)
      Accounts payable and accrued liabilities...............................................         (35)             (164)
      Other..................................................................................          56                29
    Other items..............................................................................          73               (31)
                                                                                                  -------             -----
Total Cash Used in Operations................................................................        (115)             (183)
                                                                                                  -------             -----
Investing Activities:
  Property, plant and equipment purchases....................................................         (88)              (67)
  Acquisition of Kelco.......................................................................      (1,062)
  Investment payments........................................................................         (17)              (57)
  Investment and property disposal proceeds..................................................           6                68
                                                                                                  -------             -----
Cash Used in Investing Activities............................................................      (1,161)              (56)
                                                                                                  -------             -----
Financing Activities:
  Net change in short-term financing.........................................................       1,116               294
  Long-term debt proceeds....................................................................                            41
  Long-term debt reductions..................................................................         (33)              (39)
  Treasury stock purchases...................................................................                           (58)
  Dividend payments..........................................................................         (72)              (67)
  Other financing activities.................................................................          17                45
                                                                                                  -------             -----
Cash Provided by Financing Activities........................................................       1,028               216
                                                                                                  -------             -----
Decrease in Cash and Cash Equivalents........................................................        (248)              (23)
Cash and Cash Equivalents:
  Beginning of year..........................................................................         507               273
                                                                                                  -------             -----
  End of period..............................................................................     $   259             $ 250
                                                                                                  -------             -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $42 million in 1995 and $31 million in 1994.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. On February 20, 1995, Monsanto completed its acquisition of the worldwide business of Kelco, the specialty chemicals division of Merck and Co., Inc., for a purchase price of approximately $1,075 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Kelco were included in the Statement of Consolidated Income from the date of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $1.15 billion and $75 million, respectively. The allocation of purchase price is based on preliminary assumptions and is subject to revision. The excess of the purchase price over the estimated fair value of net assets acquired is being amortized over 30 years. On an unaudited, proforma basis, assuming the acquisition of Kelco had occurred at the beginning of 1994, net sales, net income and earnings per share for the three months ended March 31, 1995 and 1994 would not have been significantly different from the reported amounts.

  In conjunction with the acquisition of Kelco, Monsanto issued approximately $975 million in commercial paper. Monsanto has the ability and intent to renew a certain portion of these obligations past March 1996 and into future periods or replace these borrowings with long- or intermediate-term debt. Accordingly, commercial paper balances of $550 million as of March 31, 1995, have been classified as long-term. On April 5, 1995, Monsanto issued $150 million in 8.20% debentures due 2025. The proceeds were used to pay down commercial paper balances related to the Kelco acquisition.

  2. In December 1994, Monsanto agreed to merge its rubber chemicals and instruments businesses with the rubber chemicals business of Akzo Nobel N. V. to form a 50/50 joint venture. In the first quarter of 1995, final governmental approvals were granted and on April 12, 1995, the joint venture, known as Flexsys, was formed. The joint venture began operations on May 1, 1995. Accordingly, Monsanto's share of Flexsys' earnings will be reflected in "Other income (expense)-net" in the Statement of Consolidated Income after that date. Upon formation, each partner agreed to bear one-time costs to integrate its contribution into the operations of the joint venture. For Monsanto, this cost totaled a pretax $40 million ($25 million aftertax, or $0.22 per share), primarily for the cost of workforce reductions related to approximately 120 people, and for special termination benefits for approximately 300 people transferring employment from Monsanto to the joint venture. The charge related to this reserve was recorded in cost of goods sold in the Statement of Consolidated Income.

  3. In March 1995, Monsanto received payments arising from several insurance-related settlements with Talegen Holdings, Inc. (previously Crum and Forster, Inc.) and several related entities. The settlements resulted in a $40 million gain ($25 million aftertax, or $0.22 per share). The settlements were recorded in cost of goods sold in the Statement of Consolidated Income.

  4. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (113,689,795 and 118,689,732 in 1995 and 1994, respectively). Common share equivalents (2,013,308 and 2,557,993 in 1995 and 1994, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  5. Components of inventories at March 31, 1995 and December 31, 1994 were as follows:
                                                                                     MARCH 31,                DECEMBER 31,
                                                                                       1995                       1994
                                                                                     ---------                ------------
                  Finished goods.............................................          $  912                    $  751
                  Goods in process...........................................             318                       285
                  Raw materials and supplies.................................             487                       459
                                                                                       ------                    ------
                  Inventories, at FIFO cost..................................           1,717                     1,495
                  Excess of FIFO over LIFO cost..............................            (294)                     (283)
                                                                                      -------                   -------
                    Total....................................................          $1,423                    $1,212
                                                                                       ------                    ------

                   MONSANTO COMPANY AND SUBSIDIARIES

  6. On April 20, 1994, a federal court jury verdict was returned against Monsanto in a lawsuit related to the MOTCO Superfund site in La Marque, Texas. The lawsuit was brought by IT Corporation ("IT"), a subsidiary of International Technology Corporation, claiming fraud, negligent misrepresentation and breach of a contract calling for IT to perform incineration and remediation work at the site. The verdict awarded IT $52.8 million in compensatory damages, $28.6 million in punitive damages and $2.6 million in attorneys' fees. On December 13, 1994, the federal trial judge set aside the jury's findings of fraud and negligent misrepresentation but upheld the finding on breach of contract. The court set aside the punitive damage award and reduced the amount of compensatory damages to $43.8 million. On May 5, 1995, the trial court entered judgment for IT in the amount of $63.2 million, representing the compensatory damages and $19.4 million in prejudgment interest, and $2.6 million in attorneys' fees. The Company believes, based on the advice of counsel, that it has meritorious defenses to all of IT's claims. The Company will appeal the judgment and will continue to defend this matter vigorously. No provision has been made in the Company's consolidated financial statements with respect to this matter.

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

  7. Segment data for the three months ended March 31, 1995 and 1994 were as follows:
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------------------------------
                                                                                 1995                             1994
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------
  Segment:
    Agricultural Products......................................         $  753           $236            $  635           $206
    Chemicals..................................................            974             95               853             85
    Pharmaceuticals............................................            386             17               343              8
    Food Ingredients...........................................            205             28               170             33
    Corporate..................................................                           (15)                             (13)
                                                                        ------          -----            ------          -----
  Total........................................................         $2,318           $361            $2,001           $319
                                                                        ------           ----            ------           ----

  As of February 1, 1995, Monsanto created a new organization structure that assigns primary business responsibilities to individual business units. As a result of those changes and the acquisition of Kelco, Monsanto has realigned its segment structure. The Food Ingredients segment now reflects the operations of the following business units:
NutraSweet Consumer Products, comprised of Equal(R), Canderel(R), NutraSweet(R) Spoonful(TM) tabletop sweeteners, and other consumer products; NutraSweet Ingredient, comprised of NutraSweet(R) brand sweetener and other consumer products; and Kelco. The Pharmaceutical segment reflects the operations of Searle, after the transfer of the Canderel tabletop sweetener business to NutraSweet Consumer Products. Segment information for prior periods has been reclassified to conform to the current presentation.

  Financial information for the first quarter of 1995 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS-FIRST QUARTER 1995 COMPARED WITH THE FIRST
QUARTER 1994

  Net income for the first quarter of 1995 was $229 million, or $2.02 per share, compared with net income of $194 million, or $1.63 per share, in the first quarter of last year. Net sales of $2,318 million were 16 percent higher than the comparable figure in 1994.

  Net sales for Agricultural Products were 19 percent higher compared with those in the first quarter of 1994. Net sales in 1995 benefited from higher worldwide sales volumes for Roundup(R) herbicide and from sales of recently-introduced products, such as Posilac(R) bovine somatotropin, and Harness(R) and Harness(R) Xtra herbicides. Operating income in 1995 increased $30 million, or 15 percent, compared with first-quarter 1994 results. Worldwide sales volumes for Roundup herbicide improved significantly over the same period last year, reflecting strong demand in most key worldwide markets. Sales and operating income of the Solaris lawn-and-garden group decreased modestly from those in the prior year, primarily because of the timing of shipments to distributors. Sales and operating income of the acetanilide family of products, which include Lasso(R) herbicide and newly-introduced Harness and Harness Xtra herbicides, increased slightly from those in the prior year.

  Net sales for Chemicals increased 14 percent compared with those in the same period last year as sales were strong for all key products. Sales volumes improved over those in the first quarter of 1994 primarily because of increased demand in the North American and Western European automotive markets. Sales benefited from higher selling prices, primarily for plastics and fibers. Operating income improved 12 percent compared with operating income in the first quarter of 1994 and benefited from higher sales volumes, improved worldwide capacity utilization levels, and savings from continuing cost reduction efforts. However, continued increases in the cost of key raw materials in 1995, compared with those in the first quarter of 1994, more than offset the effect of selected selling price increases.

  Pharmaceutical net sales for the first quarter of 1995 were 13 percent higher than those in the same period last year, largely because of increased sales of recently-introduced products, such as Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments. Operating income was $17 million for the first quarter of 1995, compared with earnings of $8 million for the same period in 1994. The growth in earnings was attributed principally to sales of recently-introduced products, partially offset by higher new-product introduction costs in 1995, compared with those in the first quarter of 1994, for the launch of several products in European markets.

  Food Ingredient net sales increased 21 percent for 1995 compared with the amounts for the first quarter of 1994. However, sales for the first quarter of 1995 include sales from the Kelco business from the acquisition date. After excluding these sales, net sales for Food Ingredients were essentially the same as those for the first quarter of 1994. Aspartame sales volumes for the quarter decreased slightly compared with those of last year's first quarter due primarily to lower shipments to major customers in the United States, offset by growth in volumes internationally. Sales of tabletop sweeteners increased modestly over those in the first quarter of 1994, primarily because of growth in international markets. Operating income was lower in 1995 because of lower aspartame volumes and from the timing of marketing expenditures. Operating income benefited from the inclusion of Kelco's earnings and from savings from cost reduction efforts.

  For Monsanto, marketing and administrative expenses for the first quarter of 1995 were higher than the comparable period in 1994, primarily because of higher costs associated with various employee incentive programs and the aforementioned new-product launch costs for Pharmaceuticals. Interest expense increased because of higher short-term debt levels in the first quarter of 1995 related to the Kelco acquisition.

CHANGES IN FINANCIAL CONDITION-MARCH 31, 1995 COMPARED WITH DECEMBER
31, 1994

  Working capital at March 31, 1995 decreased to $1,199 million from $1,448 million at December 31, 1994, primarily because of higher short-term debt related to the Kelco acquisition offset, in part, by a seasonal increase in trade receivables. The current ratio was 1.4 at March 31, 1995 and 1.6 at year-end 1994. The percent of total debt to total capitalization increased to 47 percent at quarter-end compared with 37 percent at year-end 1994, because of the increase in short-term debt. The Statement of Consolidated Financial Condition at March 31, 1995, reflects the estimated fair value of assets acquired and liabilities assumed of Kelco, totaling approximately $1.15 billion and $75 million, respectively. The allocation of purchase price is based on preliminary assumptions and is subject to revision. The increase in intangibles is primarily due to the excess of the Kelco purchase price over the estimated fair value of net assets acquired.

  Cash used in operations totaled a net $115 million in 1995, compared with $183 million of net cash used in 1994 operations. The improvement in cash flow resulted primarily from higher net income, offset by higher seasonal working capital levels for Agricultural Products. Investing activities in 1995 used $1,161 million, principally for the purchase of Kelco. The increase in short-term financing was due primarily to short-term debt incurred to finance the Kelco acquisition and higher seasonal working capital levels for Agricultural Products.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1994, described a lawsuit filed by IT Corporation (IT), a remediation contractor at the MOTCO site, an 11 acre waste site in La Marque, Texas. On May 5, 1995, the trial court entered judgment for IT in the amount of $63.2 million representing $43.8 million in compensatory damages and $19.4 million in prejudgment interest, and $2.6 million in attorneys' fees. The Company intends to appeal the judgment and will continue to defend this matter vigorously. No provision for loss has been made in the Company's consolidated financial statements.

  The Company's Report on Form 10-K for the year ended December 31, 1994, described a number of product liability lawsuits arising out of the sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of May 1, 1995, there were approximately 42 cases pending in various U.S. state and federal courts. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 9 of this report.

  (b) Reports on Form 8-K during the quarter ended March 31, 1995:

    A Form 8-K as of February 17, 1995, was filed by the Company regarding the purchase of the Kelco specialty chemicals division of Merck & Co., Inc.

    A Form 8-K/A as of February 17, 1995, was filed by the Company to add the following financial statements and exhibits:

      (i) Financial statements of Kelco, together with the related Independent Auditors' Report, for the year ended December 31, 1994 (pages 2 through 11)

      (ii) Unaudited Pro Forma Condensed Combined Statement of
    Financial Position of Monsanto Company and Kelco as of December 31, 1994, including notes thereto (pages 12 and 13)

      (iii) Unaudited Pro Forma Condensed Combined Statement of Income of Monsanto Company and Kelco for the year ended December 31, 1994, including notes thereto (pages 14 and 15)

      (iv) Consent of Independent Auditors

      (v) Consent of Counsel

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

Date: May 9, 1995

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                           DESCRIPTION
   ------                                                           -----------
      2            Omitted - Inapplicable

      4            Omitted - Inapplicable

     10            1. Searle Phantom Stock Option Plan of 1986, as amended in 1990, 1991, 1992 and 1995

                   2. Searle Monsanto Stock Option Plan of 1986, as amended in 1988, 1989, 1990, 1991 and 1995

                   3. Searle/Monsanto Stock Plan of 1994, as amended in 1995

                   4. G. D. Searle & Co. Supplemental Medical Reimbursement Plan, as amended in 1995

     11            Omitted - Inapplicable; see Note 4 of Notes to Financial Statements on page 4

     15            Omitted - Inapplicable

     18            Omitted - Inapplicable

     19            Omitted - Inapplicable

     22            Omitted - Inapplicable

     23            Consent of Company Counsel

     24            Omitted - Inapplicable

     27            Financial Data Schedule

     99            Omitted - Inapplicable

                       APPENDIX TO FORM 10-Q

Throughout the narrative of the printed Form 10-Q, trademarks are initially designated on each page by the letter "R" in a circle or by the letters "TM".