Form 10-Q
period 1995-06-30
MONSANTO CO
filed 1995-08-02
CIK 67686

========================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                            (314) 694-1000
                            --------------

         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     OUTSTANDING AT
           CLASS                                     JUNE 30, 1995
           -----                                     -------------
 COMMON STOCK, $2 PAR VALUE                        115,269,781 SHARES
 --------------------------                        ------------------

========================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1995 and 1994, the Statement of Consolidated Financial Position as of June 30, 1995 and December 31, 1994, the Statement of Consolidated Cash Flow for the six months ended June 30, 1995 and 1994 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                                                 MONSANTO COMPANY AND SUBSIDIARIES

                                                  STATEMENT OF CONSOLIDATED INCOME

                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                        ---------------------            ---------------------
                                                                         1995            1994             1995            1994
                                                                         ----            ----             ----            ----

  Net Sales....................................................         $2,482          $2,269           $4,800          $4,270
  Cost of Goods Sold...........................................          1,358           1,224            2,682           2,332
                                                                        ------          ------           ------          ------
  Gross Profit.................................................          1,124           1,045            2,118           1,938
  Marketing Expenses...........................................            325             326              621             602
  Administrative Expenses......................................            143             137              301             264
  Technological Expenses.......................................            181             165              335             316
  Amortization of Intangible Assets............................             30              20               55              40
                                                                        ------          ------           ------          ------
  Operating Income.............................................            445             397              806             716
  Interest Expense.............................................            (54)            (35)             (96)            (67)
  Interest Income..............................................             17              13               28              19
  Other Income (Expense)-Net...................................              7               1               14               2
                                                                        ------          ------           ------          ------
  Income Before Income Taxes...................................            415             376              752             670
  Income Taxes.................................................            125             118              233             218
                                                                        ------          ------           ------          ------

  Net Income...................................................         $  290          $  258           $  519          $  452
                                                                        ------          ------           ------          ------
  Earnings per Share...........................................         $ 2.51          $ 2.19           $ 4.53          $ 3.82
                                                                        ------          ------           ------          ------
  Dividends per Share..........................................         $ 0.68          $ 0.63           $ 1.31          $ 1.21
                                                                        ------          ------           ------          ------
  Weighted Average Number of Common and Common Equivalent
   Shares (in millions)........................................                                           114.4           118.5
                                                                                                         ------          ------

                                                 MONSANTO COMPANY AND SUBSIDIARIES

                                            STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                                                                 JUNE 30,          DECEMBER 31,
                                                                                                   1995                1994
                                                                                                 --------          ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents..................................................................     $   278            $   507
  Trade receivables, net of allowances of $48 in 1995 and $57 in 1994........................       2,264              1,530
  Miscellaneous receivables and prepaid expenses.............................................         390                313
  Deferred income tax benefit................................................................         337                321
  Inventories................................................................................       1,373              1,212
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,642              3,883
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,689              7,555
Less Accumulated Depreciation................................................................       4,681              4,738
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       3,008              2,817
                                                                                                  -------            -------
Investments in Affiliates....................................................................         528                279
Intangible Assets, net of accumulated amortization of $577 in 1995 and
 $522 in 1994................................................................................       1,832              1,134
Other Assets.................................................................................         804                778
                                                                                                  -------            -------
Total Assets.................................................................................     $10,814            $ 8,891
                                                                                                  -------            -------
                           LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   786            $   629
  Accrued liabilities........................................................................       1,389              1,494
  Short-term debt............................................................................       1,173                312
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       3,348              2,435
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,696              1,405
Deferred Income Taxes........................................................................          65                 65
Postretirement Liabilities...................................................................       1,368              1,341
Other Liabilities............................................................................         817                697
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1995 and 1994..............................................         329                329
    Additional contributed capital...........................................................         854                849
    Treasury stock, at cost (51,112,308 shares in 1995 and
     52,859,031 shares in 1994)..............................................................      (2,656)            (2,744)
  Reserve for ESOP debt retirement...........................................................        (189)              (199)
  Net unrealized investment holding gains (losses)...........................................          (3)                19
  Accumulated currency adjustment............................................................         153                 33
  Reinvested earnings........................................................................       5,032              4,661
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,520              2,948
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $10,814            $ 8,891
                                                                                                  -------            -------

                                                 MONSANTO COMPANY AND SUBSIDIARIES

                                                STATEMENT OF CONSOLIDATED CASH FLOW

                                                       (DOLLARS IN MILLIONS)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                   ------------------------
                                                                                                   1995                1994
                                                                                                   ----                ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................     $   519             $ 452
  Add income taxes...........................................................................         233               218
                                                                                                  -------             -----
  Income before income taxes.................................................................         752               670
  Adjustments to reconcile to Cash Provided by Operations:
    Income tax payments......................................................................        (201)             (123)
    Items that did not use cash:
      Depreciation and amortization..........................................................         292               271
      Other..................................................................................          18                27
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................        (672)             (622)
      Inventories............................................................................        (111)               15
      Accounts payable and accrued liabilities...............................................        (119)             (176)
      Other..................................................................................         (12)               83
    Other items..............................................................................          71                30
                                                                                                  -------             -----
Total Cash Provided by Operations............................................................          18               175
                                                                                                  -------             -----
Investing Activities:
  Property, plant and equipment purchases....................................................        (209)             (155)
  Acquisition of Kelco.......................................................................      (1,062)
  Investment payments........................................................................         (93)              (65)
  Investment and property disposal proceeds..................................................          30               142
                                                                                                  -------             -----
Cash Used in Investing Activities............................................................      (1,334)              (78)
                                                                                                  -------             -----
Financing Activities:
  Net change in short-term financing.........................................................         861               156
  Long-term debt proceeds....................................................................         654                41
  Long-term debt reductions..................................................................        (372)              (74)
  Treasury stock purchases...................................................................                          (149)
  Dividend payments..........................................................................        (148)             (142)
  Other financing activities.................................................................          92                67
                                                                                                  -------             -----
Cash Provided by (Used in) Financing Activities..............................................       1,087              (101)
                                                                                                  -------             -----
Decrease in Cash and Cash Equivalents........................................................        (229)               (4)
Cash and Cash Equivalents:
  Beginning of year..........................................................................         507               273
                                                                                                  -------             -----
  End of period..............................................................................     $   278             $ 269
                                                                                                  -------             -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $88 million in 1995 and $66 million in 1994.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. On February 20, 1995, Monsanto completed its acquisition of the worldwide business of Kelco, the specialty chemicals division of Merck and Co., Inc., for a purchase price of approximately $1,075 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Kelco were included in the Statement of Consolidated Income from the date of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $1.15 billion and $75 million, respectively. The allocation of purchase price is based on preliminary assumptions and is subject to revision. The excess of the purchase price over the estimated fair value of net assets acquired is being amortized over 30 years. On an unaudited, proforma basis, assuming the acquisition of Kelco had occurred at the beginning of 1994, net sales, net income and earnings per share for the three months and six months ended June 30, 1995 and 1994 would not have been significantly different from the reported amounts.

  In conjunction with the acquisition of Kelco, Monsanto issued approximately $975 million in commercial paper. Monsanto has the ability and intent to renew a certain portion of these obligations past June 1996 and into future periods or replace these borrowings with long- or intermediate-term debt. Accordingly, commercial paper balances of $400 million as of June 30, 1995, have been classified as long-term. On April 5, 1995, Monsanto issued $150 million in 8.20% debentures due 2025. The proceeds were used to pay down commercial paper balances related to the Kelco acquisition.

  2. In December 1994, Monsanto agreed to merge its rubber chemicals and instruments businesses with the rubber chemicals business of Akzo Nobel N. V. to form a 50/50 joint venture. In the first quarter of 1995, final governmental approvals were granted and on April 12, 1995, the joint venture, known as Flexsys L.P., was formed. The joint venture began operations on May 1, 1995. Accordingly, Monsanto's share of Flexsys' earnings after that date were reflected in "Other Income (Expense)- Net" in the Statement of Consolidated Income. Upon formation, each partner agreed to bear the one-time cost to integrate its contribution into the operations of the joint venture. For Monsanto, this cost totaled a pretax charge of $40 million ($25 million aftertax, or $0.22 per share), primarily for the cost of workforce reductions related to approximately 120 people and for special termination benefits for approximately 300 people transferring employment from Monsanto to the joint venture. This reserve was recorded in the first quarter in cost of goods sold in the Statement of Consolidated Income.

  3. In March 1995, Monsanto received payments from several insurance-related settlements with Talegen Holdings, Inc. (previously Crum & Forster, Inc.) and several related entities. The settlements resulted in a $40 million gain ($25 million aftertax, or $0.22 per share). The settlements were recorded in cost of goods sold in the Statement of Consolidated Income.

  4. In June 1995, Monsanto announced that it had signed a letter of intent to acquire a 49.9 percent interest in Calgene, Inc. ("Calgene") for approximately $30 million in cash, certain intellectual property, and 100 percent of the partnership interest in Gargiulo L.P. and Gargiulo G.P. (jointly, "Gargiulo"). In addition, Monsanto will provide long-term credit facilities for the general business needs of Calgene and Gargiulo. The transaction is subject to the approval of the shareowners of Calgene and is expected to close in the fourth quarter of 1995.

  In July 1995, Searle reached agreement with a major Japanese pharmaceutical company to co-develop and co-market xemilofiban, an anti-platelet agent, in Japan. Under the terms of the agreement, Searle will receive a significant licensing fee in the third quarter of 1995. Upon the achievement of certain developmental milestones, additional payments will be made to Searle by the other party.

  5. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (114,441,704 and 118,517,416 in 1995 and 1994, respectively). Common share equivalents (2,258,313 and 2,566,435 in 1995 and 1994, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

                   MONSANTO COMPANY AND SUBSIDIARIES

  6. Components of inventories at June 30, 1995 and December 31, 1994 were as follows:
                                                                                 JUNE 30,             DECEMBER 31,
                                                                                     1995                     1994

                                                                                 --------             ------------

                  Finished goods.............................................          $  848                    $  751
                  Goods in process...........................................             315                       285
                  Raw materials and supplies.................................             490                       459
                                                                                       ------                    ------
                  Inventories, at FIFO cost..................................           1,653                     1,495
                  Excess of FIFO over LIFO cost..............................            (280)                     (283)
                                                                                      -------                   -------
                    Total....................................................          $1,373                    $1,212
                                                                                       ------                    ------

  7. On April 20, 1994, a federal court jury verdict was returned against Monsanto in a lawsuit related to a Superfund site in La Marque, Texas. The lawsuit was brought by IT Corporation ("IT"), a subsidiary of International Technology Corporation, claiming fraud, negligent misrepresentation and breach of a contract calling for IT to perform incineration and remediation work at the site. On May 5, 1995, the trial court entered judgment for IT in the amount of $63.2 million, representing compensatory damages for breach of contract and $19.4 million in prejudgment interest. In addition, IT was awarded $2.6 million in attorneys' fees. On July 31, 1995, the Company entered a settlement agreement with IT for $41.1 million. This amount will be reported as a one-time pretax charge in the Company's third quarter results.

  Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to product liability, government regulation including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of Company counsel, that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year.

  8. Segment data for the three months and six months ended June 30,
1995 and 1994 were as follows:
                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------------
                                                                                 1995                             1994
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Segment:
    Agricultural Products......................................         $  849           $291            $  753           $260
    Chemicals..................................................            938             93               926            103
    Pharmaceuticals............................................            402             30               370             (3)
    Food Ingredients...........................................            293             48               220             53
    Corporate..................................................                           (17)                             (16)
                                                                        ------          -----            ------          -----
  Total........................................................         $2,482           $445            $2,269           $397
                                                                        ------           ----            ------           ----

                   MONSANTO COMPANY AND SUBSIDIARIES

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------------
                                                                                 1995                             1994
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Segment:
    Agricultural Products......................................         $1,602           $527            $1,388           $466
    Chemicals..................................................          1,912            188             1,779            188
    Pharmaceuticals............................................            788             47               713              5
    Food Ingredients...........................................            498             76               390             86
    Corporate..................................................                           (32)                             (29)
                                                                        ------          -----            ------          -----
  Total........................................................         $4,800           $806            $4,270           $716
                                                                        ------           ----            ------           ----

  As of February 1, 1995, Monsanto created a new organization structure that assigns primary business responsibilities to individual business units. As a result of those changes and the acquisition of Kelco, Monsanto has realigned its segment structure. The Food Ingredients segment now reflects the operations of the following business units:
NutraSweet Consumer Products, comprised of Equal(R), Canderel(R), and NutraSweet(R) Spoonful(TM) tabletop sweeteners, and other consumer products; NutraSweet Ingredient, comprised of NutraSweet(R) brand sweetener and other consumer products; and Kelco. The Pharmaceutical segment reflects the operations of Searle, after the transfer of the Canderel(R) tabletop sweetener business to NutraSweet Consumer Products. Segment information for prior periods has been reclassified to conform to the current presentation.

  Financial information for the first six months of 1995 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 8 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS-SECOND QUARTER 1995 COMPARED WITH THE SECOND
QUARTER 1994

  Net income for the second quarter of 1995 was $290 million, or $2.51 per share, compared with net income of $258 million, or $2.19 per share, in the second quarter of last year. Net sales of $2,482 million were 9 percent higher than the comparable figure in 1994.

  Net sales for Agricultural Products increased 13 percent versus sales for the same period last year to a record level of $849 million. The increase was primarily driven by higher sales volumes of Roundup(R) herbicide which reflects strong demand, both domestically and in key worldwide markets, resulting from expanding conservation tillage practices and favorable weather conditions, on balance, in many key markets. Partially offsetting the increase were lower sales of lawn-and-garden products of the Solaris group which were negatively impacted by unusually wet weather conditions in the western U.S., which is a large consumer market, and inventory adjustments at both the distributor and retailer levels.
Operating income for the segment was up $31 million, or 12 percent, over the prior year, also a quarterly record, fueled primarily by the sales increase and a favorable sales mix.

  Net sales for Chemicals increased slightly over its second quarter performance last year. Net sales in the second quarter of 1995 and 1994 include those from the Company's rubber chemicals and instruments businesses through April 30, 1995. The Flexsys L.P. joint venture began operations on May 1, 1995. Excluding the sales of these businesses for both 1994 and 1995, Chemicals' sales for the second quarter of 1995 would have increased 8 percent over those in the comparable period last year, primarily because of higher sales prices. Operating income declined 10 percent to $93 million as a result of increased raw material costs. While selective pricing actions have been taken, worldwide competitive conditions limited the ability to fully pass on the raw material price increases.

  Pharmaceutical net sales for the quarter increased 9 percent, or $32 million over the second quarter of 1994. This strong performance was primarily the result of increased sales of Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments, which more than offset the effect of significantly lower sales of Calan(R), a calcium channel blocker. As a result, operating income increased by $33 million over the same period last year to a second quarter record of $30 million.

  Food Ingredient net sales for the second quarter of 1995 were up 33 percent over the same period last year; however, 1995 results include sales from the recently acquired Kelco business. Excluding these sales, net sales for Food Ingredients were down slightly, as sales of tabletop products were lower than the same period a year earlier reflecting the timing of shipments to key customers. Operating income declined $5 million versus the second quarter of 1994 to $48 million as a result of the lower tabletop sales and higher marketing expenses, offset somewhat by modest income from Kelco.

  Interest expense for Monsanto increased because of higher short-term debt levels in 1995 associated with the Kelco acquisition.

RESULTS OF OPERATIONS-FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX
MONTHS 1994

  Net income for the first six months of 1995 was $519 million, or $4.53 per share, compared with net income of $452 million, or $3.82 per share, in the first six months of last year. Net sales of $4,800 million were 12 percent higher than the comparable figure in 1994.

  Net sales for Agricultural Products increased 15 percent, or $214 million, during the first six months of 1995 compared to the same period in 1994. Net sales in 1995 benefited from higher worldwide sales volumes of Roundup(R) herbicide and higher sales of acetanilide-based herbicide products such as Harness(R) and Harness(R) Xtra. However, these factors were partially offset by lower sales of lawn-and-garden products of the Solaris group. Operating income in 1995 increased $61 million, or 13 percent, compared with the results for the first six months of 1994, primarily due to increased sales of herbicide products. The increase in operating income was partially offset by the effect of the lower sales for Solaris.

  Net sales for Chemicals increased 7 percent compared with those in the same period last year. Net sales for the first half of 1995 and 1994 include those from the Company's rubber chemicals and instruments businesses through April 30, 1995. The Flexsys L.P. joint venture began operations on May 1, 1995. Excluding sales from these businesses for both 1994 and 1995, Chemicals' sales for the first half of 1995 would have increased 11 percent over those in the comparable period last year, principally the result of higher sales prices for plastics and for fibers. The sales increase was partially offset by lower sales to automotive producers in the U.S. and Western Europe. Operating income for the segment of $188 million was even with the results for the first six months of 1994. Operating income benefited from the effect of the higher sales prices and higher capacity utilization, but was hurt by the effect of higher raw material costs. Competitive pressures on a worldwide basis, however, have limited the ability to fully recover the increased costs through increased prices.

  Pharmaceutical sales for the first half of 1995 increased 11 percent, or $75 million, compared to the first six months of 1994. The sales increase can be attributed to sales of key growth products Ambien(R), Daypro(R) and Arthrotec(R). Partially offsetting this increase were significantly lower sales of Calan(R). Operating income improved significantly in the first half of 1995 compared to the first half of 1994 on the strength of increased sales, partially offset by European new-product launch costs and the impact of lower Calan(R) sales.

  Net sales for Food Ingredients increased $108 million in the first half of 1995 compared to the first half of 1994. However, sales in 1995 include sales from the Kelco business. After excluding these sales, net sales for

Food Ingredients declined slightly versus the same period in 1994 primarily due to lower sales volumes. Operating income for the period decreased 12 percent, partially offset by modest Kelco income, primarily the result of lower sales volumes and higher marketing expenses.

  For Monsanto, marketing and administrative expenses for the first half of 1995 were higher than the comparable period in 1994, primarily because of higher costs associated with various employee incentive programs and new-product launch costs for Pharmaceuticals. Interest expense increased because of higher short-term debt levels in 1995 related to the Kelco acquisition.

CHANGES IN FINANCIAL CONDITION-JUNE 30, 1995 COMPARED WITH DECEMBER 31,
1994

  Working capital at June 30, 1995 decreased to $1,294 million from $1,448 million at December 31, 1994, primarily because of higher short-term debt related to the Kelco acquisition offset, in part, by a seasonal increase in trade receivables. The current ratio was 1.4 at June 30, 1995 and 1.6 at year-end 1994. The percent of total debt to total capitalization increased to 45 percent at June 30, 1995 versus 37 percent at year-end 1994 because of the increase in debt related to the Kelco acquisition. The Statement of Consolidated Financial Condition at June 30, 1995 includes the estimated fair value of assets acquired and liabilities assumed of Kelco, totaling approximately $1.15 billion and $75 million, respectively. The allocation of purchase price is based on preliminary assumptions and is subject to revision. The increase in intangibles is primarily due to the excess of the Kelco purchase price over the estimated fair value of net assets acquired. The increase in investments in affiliates is primarily due to the Company's investment in the Flexsys L.P. joint venture.

  Cash provided by operations totaled a net $18 million for the first six months of 1995, compared with $175 million for the comparable period in 1994. The decrease in cash flow from operations resulted primarily from higher seasonal working capital requirements for Agricultural Products. Investing activities in 1995 used $1,334 million, principally for the purchase of Kelco. The increase in short-term financing was primarily due to short-term debt incurred to finance the Kelco acquisition and higher seasonal working capital levels for Agricultural Products.

  Monsanto has filed with the Securities and Exchange Commission a shelf registration statement for the issuance of up to $300 million of debt securities, the proceeds of which are intended for general corporate purposes. Management continues to expect that cash provided by operations, supplemented by periodic borrowings, will be adequate to fund its future operating requirements.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1994, and the Company's Report on Form 10-Q for the period ended March 31, 1995, described a lawsuit filed by IT Corporation, a remediation contractor at the MOTCO site, an 11-acre waste site in La Marque, Texas. On July 31, 1995, the Company entered a settlement agreement with IT for $41.1 million.

  The Company's Report on Form 10-K for the year ended December 31, 1994, and the Company's Report on Form 10-Q for the quarter ended March 31, 1995, described a number of product liability lawsuits arising out of the sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of June 30, 1995, there were approximately 40 cases pending in various U.S. state and federal courts. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders on April 28, 1995, two matters were submitted to a vote of stockholders.


  1. The following directors were elected, each to hold office until the next Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation, or removal. Votes were cast as follows:

                                                                                                                  VOTES
                                                                                        VOTES                   "WITHHOLD
                                              NAME                                      "FOR"                  AUTHORITY"
                                              ----                                      -----                  ----------


                  Joan T. Bok................................................        98,981,539                 1,074,848

                  Robert M. Heyssel..........................................        99,025,944                 1,030,443

                  Gwendolyn S. King..........................................        98,899,510                 1,156,877

                  Philip Leder...............................................        97,963,510                 2,092,877

                  Howard M. Love.............................................        98,999,671                 1,056,716

                  Richard J. Mahoney.........................................        98,741,647                 1,314,740

                  Frank A. Metz, Jr..........................................        99,027,144                 1,029,243

                  Buck Mickel................................................        98,918,116                 1,138,271

                  Jacobus F. M. Peters.......................................        98,998,537                 1,057,850

                  Nicholas L. Reding.........................................        99,004,473                 1,051,914

                  John S. Reed...............................................        98,362,681                 1,693,706

                  William D. Ruckelshaus.....................................        99,054,060                 1,002,327

                  Robert B. Shapiro..........................................        98,937,961                 1,118,426

                  John B. Slaughter..........................................        99,009,083                 1,047,304


  2. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 1995 was ratified by the stockholders. A total of 98,972,788 votes were cast in favor of ratification, a total of 600,203 votes were cast against it, and a total of 483,396 votes were counted as abstentions.

  Brokers were permitted to vote on the election of directors and ratification of auditors in the absence of instructions from street-name holders; therefore, broker non-votes did not occur.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 11 of this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

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

Date: August 2, 1995

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                           DESCRIPTION
   ------                                                           -----------


      2            Omitted - Inapplicable

      4            Omitted - Inapplicable

     10            Searle Phantom Stock Option Plan of 1986, as amended in 1990, 1991, 1992 and 1995

     11            Omitted - Inapplicable; see Note 5 of Notes to Financial Statements on page 4

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

     23            Consent of Company Counsel

     24            Omitted - Inapplicable

     27            Financial Data Schedule

     99            Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries

                       APPENDIX TO FORM 10-Q

Throughout the narrative of the printed Form 10-Q, trademarks are designated on each page by the letter "R" in a circle or by the letters "TM".