Form 10-Q
period 1995-09-30
MONSANTO CO
filed 1995-11-14
CIK 67686

===============================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                            (314) 694-1000
                            --------------
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                               OUTSTANDING AT
           CLASS                             SEPTEMBER 30, 1995
           -----                             ------------------

 COMMON STOCK, $2 PAR VALUE                  116,277,792 SHARES
 --------------------------                  ------------------


===============================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1995 and 1994, the Statement of Consolidated Financial Position as of September 30, 1995 and December 31, 1994, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1995 and 1994 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                   MONSANTO COMPANY AND SUBSIDIARIES

                   STATEMENT OF CONSOLIDATED INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         --------------------             --------------------
                                                                         1995            1994             1995            1994
                                                                         ----            ----             ----            ----
  Net Sales....................................................         $2,048          $1,912           $6,848          $6,182
  Cost of Goods Sold...........................................          1,180           1,179            3,862           3,511
                                                                        ------          ------           ------          ------
  Gross Profit.................................................            868             733            2,986           2,671
  Marketing Expenses...........................................            302             269              923             871
  Administrative Expenses......................................            139             151              440             415
  Technological Expenses.......................................            173             162              508             478
  Amortization of Intangible Assets............................             30              20               85              60
                                                                        ------          ------           ------          ------
  Operating Income.............................................            224             131            1,030             847
  Interest Expense.............................................            (47)            (37)            (143)           (104)
  Interest Income..............................................             18              49               46              68
  Other Income (Expense)-Net...................................              8              10               22              12
                                                                        ------          ------           ------          ------
  Income Before Income Taxes...................................            203             153              955             823
  Income Taxes.................................................             63              37              296             255
                                                                        ------          ------           ------          ------

  Net Income...................................................         $  140          $  116           $  659          $  568
                                                                        ------          ------           ------          ------
  Earnings per Share...........................................         $ 1.18          $ 0.99           $ 5.71          $ 4.81
                                                                        ------          ------           ------          ------
  Dividends per Share..........................................         $ 0.69          $ 0.63           $ 2.01          $ 1.84
                                                                        ------          ------           ------          ------
  Weighted Average Number of Common and Common Equivalent
   Shares (in millions)........................................                                           115.4           118.0
                                                                                                         ------          ------

                   MONSANTO COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   1995                1994
                                                                                               -------------       ------------
                                ASSETS
Current Assets:
  Cash and cash equivalents..................................................................     $   144            $   507
  Trade receivables, net of allowances of $51 in 1995 and $57 in 1994........................       1,852              1,530
  Miscellaneous receivables and prepaid expenses.............................................         415                313
  Deferred income tax benefit................................................................         329                321
  Inventories................................................................................       1,439              1,212
                                                                                                  -------            -------
      Total Current Assets...................................................................       4,179              3,883
                                                                                                  -------            -------
Property, Plant and Equipment................................................................       7,707              7,555
Less Accumulated Depreciation................................................................       4,707              4,738
                                                                                                  -------            -------
  Net Property, Plant and Equipment..........................................................       3,000              2,817
                                                                                                  -------            -------
Investments in Affiliates....................................................................         529                279
Intangible Assets, net of accumulated amortization of $607 in 1995 and
 $522 in 1994................................................................................       2,038              1,134
Other Assets.................................................................................         829                778
                                                                                                  -------            -------
Total Assets.................................................................................     $10,575            $ 8,891
                                                                                                  -------            -------
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................................     $   538            $   629
  Accrued liabilities........................................................................       1,622              1,494
  Short-term debt............................................................................         804                312
                                                                                                  -------            -------
      Total Current Liabilities..............................................................       2,964              2,435
                                                                                                  -------            -------
Long-Term Debt...............................................................................       1,685              1,405
Deferred Income Taxes........................................................................          75                 65
Postretirement Liabilities...................................................................       1,397              1,341
Other Liabilities............................................................................         823                697
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1995 and 1994..............................................         329                329
    Additional contributed capital...........................................................         861                849
    Treasury stock, at cost (49,730,523 shares in 1995 and
     52,859,031 shares in 1994)..............................................................      (2,587)            (2,744)
  Reserve for ESOP debt retirement...........................................................        (187)              (199)
  Net unrealized investment holding gains....................................................           8                 19
  Accumulated currency adjustment............................................................         114                 33
  Reinvested earnings........................................................................       5,093              4,661
                                                                                                  -------            -------
      Total Shareowners' Equity..............................................................       3,631              2,948
                                                                                                  -------            -------
Total Liabilities and Shareowners' Equity....................................................     $10,575            $ 8,891
                                                                                                  -------            -------

                   MONSANTO COMPANY AND SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED CASH FLOW

                         (DOLLARS IN MILLIONS)



                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   ------------------------
                                                                                                   1995                1994
                                                                                                   ----                ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income.................................................................................     $   659             $ 568
  Add income taxes...........................................................................         296               255
                                                                                                  -------             -----
  Income before income taxes.................................................................         955               823
  Adjustments to reconcile to Cash Provided by Operations:
    Income tax payments......................................................................        (258)             (151)
    Items that did not use (provide) cash:
      Depreciation and amortization..........................................................         445               404
      Other..................................................................................          (7)               41
    Working capital changes that provided (used) cash:
      Accounts receivable....................................................................        (259)             (167)
      Inventories............................................................................        (171)              (11)
      Accounts payable and accrued liabilities...............................................        (133)             (149)
      Other..................................................................................         (43)               79
    Other items..............................................................................         107                82
                                                                                                  -------             -----
Total Cash Provided by Operations............................................................         636               951
                                                                                                  -------             -----
Investing Activities:
  Property, plant and equipment purchases....................................................        (341)             (256)
  Acquisition of Kelco and pharmaceutical product line.......................................      (1,293)
  Investment payments........................................................................        (116)             (116)
  Investment and property disposal proceeds..................................................          43               181
                                                                                                  -------             -----
Cash Used in Investing Activities............................................................      (1,707)             (191)
                                                                                                  -------             -----
Financing Activities:
  Net change in short-term financing.........................................................         492                (9)
  Long-term debt proceeds....................................................................         656                46
  Long-term debt reductions..................................................................        (383)             (114)
  Treasury stock purchases...................................................................                          (308)
  Dividend payments..........................................................................        (226)             (217)
  Other financing activities.................................................................         169                98
                                                                                                  -------             -----
Cash Provided by (Used in) Financing Activities..............................................         708              (504)
                                                                                                  -------             -----
Increase (Decrease) in Cash and Cash Equivalents.............................................        (363)              256
Cash and Cash Equivalents:
  Beginning of year..........................................................................         507               273
                                                                                                  -------             -----
  End of period..............................................................................     $   144             $ 529
                                                                                                  -------             -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $122 million in 1995 and $97 million in 1994.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                         (DOLLARS IN MILLIONS)

  1. On February 20, 1995, Monsanto completed its acquisition of the worldwide business of Kelco, the specialty chemicals division of Merck and Co., Inc., for a purchase price of approximately $1,075 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for Kelco were included in the Statement of Consolidated Income from the date of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $1.15 billion and $75 million, respectively. The allocation of the purchase price is based on preliminary assumptions and is subject to revision. The excess of the purchase price over the estimated fair value of net assets acquired is being amortized over 30 years. On an unaudited, proforma basis, assuming the acquisition of Kelco had occurred at the beginning of 1994, net sales, net income and earnings per share for the three months and nine months ended September 30, 1995 and 1994 would not have been significantly different from the reported amounts.

  In conjunction with the acquisition of Kelco, Monsanto issued approximately $975 million in commercial paper. Monsanto has the ability and intent to renew a certain portion of these obligations past September 1996 and into future periods or to replace these borrowings with long- or intermediate-term debt. Accordingly, commercial paper balances of $400 million as of September 30, 1995, have been classified as long-term. On April 5, 1995, Monsanto issued $150 million in 8.20% debentures due 2025. The proceeds were used to pay down commercial paper balances related to the Kelco acquisition.

  In September 1995, Searle acquired the women's health care assets, primarily product rights, of the former Syntex Corporation, a subsidiary of Roche Holding Ltd., for approximately $240 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for the acquired products were included in the Statement of Consolidated Income from the date of acquisition. The product rights are being amortized over 10 years.

  On November 14, 1995, Monsanto announced that it had reached an agreement in principle with Bayer A. G., Leverkusen, Germany, outlining the terms under which Bayer would purchase Monsanto's worldwide styrenics plastics business for approximately $580 million. Completion of the transaction is subject to approval by various governmental authorities around the world. In a separate announcement, Monsanto indicated that it had reached an agreement in principle with one of its joint venture partners, Premier Enterprise Public Company Limited (``Premier''), whereby Premier would acquire Monsanto's shares in Monsanto Premier Kasei Company, Ltd., a styrenics plastics manufacturing joint venture in Thailand. This transaction will occur as soon as definitive documents can be completed. The net effect of these sales is expected to result in a gain at closing.


  2. In December 1994, Monsanto agreed to merge its rubber chemicals and instruments businesses with the rubber chemicals business of Akzo Nobel N. V. to form a 50/50 joint venture. In the first quarter of 1995, final governmental approvals were granted, and on April 12, 1995, the joint venture, known as Flexsys L.P., was formed. The joint venture began operations on May 1, 1995. Accordingly, Monsanto's share of Flexsys' earnings after that date were reflected in other income (expense)- net in the Statement of Consolidated Income. Upon formation, each partner agreed to bear the one-time cost to integrate its contribution into the operations of the joint venture. For Monsanto, this cost totaled a pretax charge of $40 million ($25 million aftertax, or $0.22 per share), primarily for the cost of workforce reductions related to approximately 120 people and for special termination benefits for approximately 300 people transferring employment from Monsanto to the joint venture. This reserve was recorded in the first quarter in cost of goods sold in the Statement of Consolidated Income.

  3. In March 1995, Monsanto received payments from several insurance-related settlements with Talegen Holdings, Inc. (previously Crum & Forster, Inc.) and several related entities. The settlements resulted in a $40 million gain ($25 million aftertax, or $0.22 per share). The settlements were recorded in cost of goods sold in the Statement of Consolidated Income.

  In September 1995, Monsanto received payments from various insurers for the settlement of environmental insurance litigation. The settlement resulted in a $52 million gain ($32 million aftertax, or $0.28 per share) and was recorded in cost of goods sold in the Statement of Consolidated Income.

                   MONSANTO COMPANY AND SUBSIDIARIES

  4. In June 1995, Monsanto announced that it had signed a letter of intent to acquire a 49.9 percent interest in Calgene, Inc. ("Calgene") for approximately $30 million in cash, certain intellectual property, and 100 percent of the partnership interests in Gargiulo L.P. and Gargiulo G.P. (jointly "Gargiulo"). In addition, Monsanto will provide long-term credit facilities for the general business needs of Calgene and Gargiulo. The Calgene transaction is subject to the approval of the shareowners of Calgene and is anticipated to close early in 1996.

  5. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (115,358,150 and 117,987,508 in 1995 and 1994, respectively). Common share equivalents (2,489,532 and 2,546,946 in 1995 and 1994, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  6. Components of inventories at September 30, 1995 and December 31,
1994 were as follows:
                                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                                        1995                      1994
                                                                                    -------------             ------------
                  Finished goods.............................................          $  960                    $  751
                  Goods in process...........................................             312                       285
                  Raw materials and supplies.................................             439                       459
                                                                                       ------                    ------
                  Inventories, at FIFO cost..................................           1,711                     1,495
                  Excess of FIFO over LIFO cost..............................            (272)                     (283)
                                                                                      -------                   -------
                    Total....................................................          $1,439                    $1,212
                                                                                       ------                    ------

  7. On July 31, 1995, the Company settled a lawsuit related to a Superfund site in La Marque, Texas. The suit was brought by IT Corporation ("IT"), a subsidiary of International Technology Corporation, and claimed, among other things, breach of a contract calling for IT to perform incineration and remediation work at the site. The suit was settled for $41 million ($25 million aftertax, or $0.22 per share), and the payment was recorded in cost of goods sold in the Statement of Consolidated Income during the third quarter of 1995.

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

  8. Segment data for the three months and nine months ended September
30, 1995 and 1994 were as follows:

                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------------------------------
                                                                                 1995                             1994
                                                                         -----------------------          ----------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------
  Segment:
    Agricultural Products......................................         $  472           $ 41            $  424           $ 28
    Chemicals..................................................            871             90               933             68
    Pharmaceuticals............................................            435             62               372             21
    Food Ingredients...........................................            270             42               183             29
    Corporate..................................................                           (11)                             (15)
                                                                        ------          -----            ------          -----
  Total........................................................         $2,048           $224            $1,912           $131
                                                                        ------           ----            ------           ----

                   MONSANTO COMPANY AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------------------------------
                                                                                 1995                             1994
                                                                         -----------------------          ----------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------
  Segment:
    Agricultural Products......................................         $2,074          $  568           $1,812           $494
    Chemicals..................................................          2,783             278            2,712            256
    Pharmaceuticals............................................          1,223             109            1,085             26
    Food Ingredients...........................................            768             118              573            115
    Corporate..................................................                            (43)                            (44)
                                                                        ------         -------           ------          -----
  Total........................................................         $6,848          $1,030           $6,182           $847
                                                                        ------          ------           ------           ----

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

  Financial information for the first nine months of 1995 should not be annualized. Monsanto's sales and operating income are historically higher during the first nine months of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first nine months of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 8 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first nine months of the year.

RESULTS OF OPERATIONS-THIRD QUARTER 1995 COMPARED WITH THE THIRD
QUARTER 1994

  Net income for the third quarter of 1995 was $140 million, a third quarter record of $1.18 per share, compared with net income of $116 million, or $0.99 per share, in the third quarter of last year. Third-quarter results for 1995 included a net, nonrecurring, aftertax gain of $7 million, or $0.06 per share, comprised of a gain from the settlement of insurance-related litigation and an expense from the settlement of the environmental-related litigation discussed in Note 3 and Note 7, respectively, of the Notes to Financial Statements. In 1994, third-quarter net income included an aftertax gain of $21 million, or $0.18 per share, from interest income related to an income tax settlement. Net sales for the quarter of $2,048 million were 7 percent higher than the comparable figure in 1994.

  Third quarter net sales for Agricultural Products increased 11 percent over those in the third quarter of the prior year to a record level of $472 million. The increase was fueled by higher global sales of Roundup(R) herbicide. The practice of conservation tillage continues to be the primary driver behind growth in worldwide sales volume. Also contributing to the sales increase were higher sales of lawn-and-garden products of the Solaris group, the result of increased volume. Operating income for the segment was up $13 million, or

46 percent, over the prior year, primarily due to the increased sales volume and a favorable sales mix, partially offset by higher technological expenses for biotechnological research.

  Net sales for Chemicals declined $62 million from its third quarter performance last year. However, net sales in the third quarter of 1994 include those from the Company's rubber chemicals and instruments businesses. After the commencement of operations at the Flexsys L.P. joint venture on May 1, 1995, these sales are no longer included in consolidated totals. Excluding the sales of these businesses, Chemicals' sales for the third quarter of 1995 would have increased 3 percent over those in the comparable period last year, primarily because of higher selling prices. Operating income increased to $90 million, or 32 percent over the comparable period last year. Excluding the net effect of one-time insurance settlements and the operating results of the rubber chemicals and instruments businesses from the prior year's third quarter totals, operating income would have increased by approximately $20 million. The increase was primarily the result of lower raw material costs experienced in the quarter and the impact of selected price increases.

  Pharmaceuticals' net sales increased 17 percent, or $63 million over the third quarter of 1994. This increase was primarily attributed to the continued strong sales performances of Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments. The sales increase also reflects the impact of approximately $20 million in favorable adjustments under certain sales rebate programs in the United States for product sales made in prior years. Pharmaceuticals' operating income increased by $41 million over the same period last year primarily because of the higher sales but was partially offset by higher research and development expenses and higher marketing expenditures used to support the sales growth in key products. Higher income from alliances in 1995 also benefited operating results.

  Food Ingredients' net sales for the third quarter of 1995 were up 48 percent over the same period last year; however, 1995 results include sales from the acquired Kelco business. Excluding these sales, net sales for Food Ingredients increased modestly, reflecting higher sales volumes of tabletop products over those in the same period a year earlier. Operating income increased $13 million versus the third quarter of 1994 to $42 million as a result of the higher tabletop sales and the addition of income from Kelco, offset in part, by higher operating expenses.

  For Monsanto, marketing expenses for the third quarter of 1995 were higher than the comparable period in 1994, primarily because of the aforementioned higher spending on key growth products by the Pharmaceuticals segment. The increase in third quarter technological expenses over the third quarter of last year was principally the result of higher biotechnological research expenses for Agricultural Products, higher research and development expenses for Pharmaceuticals and the addition of Kelco, which was not part of Monsanto in 1994. Interest expense for Monsanto increased because of higher short-term debt levels in 1995 associated with the acquisition of Kelco and certain product rights.

RESULTS OF OPERATIONS-FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE
MONTHS 1994

  Net income for the first nine months of 1995 was a record $659 million, or $5.71 per share, compared with net income of $568 million, or $4.81 per share, in the first nine months of last year. Nine-month results for 1995 included a net, nonrecurring, aftertax gain of $7 million, or $0.06 per share. This amount is the combination of a gain from a settlement of insurance-related litigation and an expense from the settlement of the environmental-related litigation discussed in
Note 3 and Note 7, respectively, of the Notes to Financial Statements. Earnings in 1994 included an aftertax gain of $21 million, or $0.18 per share, from interest income related to an income tax settlement. Net sales of $6,848 million were 11 percent higher than the comparable figure in 1994.

  Net sales for Agricultural Products increased 14 percent, or $262 million, during the first three quarters of 1995 compared to the same period in 1994. Net sales in 1995 benefited from higher worldwide sales volumes of Roundup(R) herbicide, with all world areas posting double-digit increases in sales volume. Partially offsetting the sales increase were lower sales of lawn-and-garden products of the Solaris group. Operating income in 1995 increased $74 million, or 15 percent, compared with the results for the first three quarters of 1994, primarily the result of increased sales of herbicide products. The increase in operating income was partially offset by the effect of the lower sales for Solaris.

  Net sales for Chemicals increased 3 percent compared with those in the same period last year. However, net sales for the first nine months of 1995 and 1994 include those from the Company's rubber chemicals and instruments businesses through April 30, 1995. The Flexsys L.P. joint venture began operations on May 1, 1995. Excluding sales from these businesses, Chemicals' sales for the first nine months of 1995 would have increased 8 percent over those in the comparable period last year, principally the result of higher selling prices for plastics and for fibers. Operating income for the segment increased $22 million, or 9 percent, over the results for the first nine months of 1994. Excluding the impact of one-time items described in Notes 2, 3 and 7 to the Notes to Financial Statements, and the operating results of the rubber chemicals and instruments businesses, operating income would have increased by 3 percent. Operating income benefited from the effect of the higher selling prices but was hurt by the effect of higher raw material costs. Competitive pressures on a worldwide basis have limited the ability to fully recover the increased costs through increased selling prices.

  Pharmaceuticals' sales for the first nine months of 1995 increased 13 percent over the first nine months of the prior year. The increase can be attributed to sales of the key growth products Ambien(R), Daypro(R) and Arthrotec(R), as well as the impact of favorable adjustments under certain sales rebate programs in the United States from prior years. Partially offsetting this increase were lower sales of Calan(R), a calcium channel blocker. Operating income increased significantly through the first nine months of 1995 versus the comparable period in 1994 on the strength of increased sales and higher income from alliances.

  Net sales for Food Ingredients were 34 percent higher compared with those in the first nine months of 1994. However, sales in 1995 include sales from the acquired Kelco business. After excluding these sales, net sales for Food Ingredients were approximately even with sales for the same period in 1994. Operating income for the period increased slightly, primarily due to the addition of Kelco income and the benefit of higher sales of tabletop products. Partially offsetting the increase were the effects of lower aspartame sales and higher operating expenses.

  For Monsanto, interest expense increased because of higher short-term debt levels in 1995 related to the acquisitions of Kelco and certain product rights.

CHANGES IN FINANCIAL CONDITION-SEPTEMBER 30, 1995 COMPARED WITH
DECEMBER 31, 1994

  Working capital at September 30, 1995 decreased to $1,215 million from $1,448 million at December 31, 1994, primarily because of higher short-term debt related to the Kelco and Syntex acquisitions offset, in part, by a seasonal increase in trade receivables and higher inventories for the Chemicals segment. The current ratio was 1.4 at September 30, 1995 and 1.6 at year-end 1994. The percent of total debt to total capitalization increased to 41 percent at September 30, 1995 versus 37 percent at year-end 1994 because of the increase in acquisition-related debt. However, this ratio has declined from a level of 47 percent at March 31 and 45 percent at June 30, 1995. The
Statement of Consolidated Financial Condition at September 30, 1995 includes the estimated fair value of assets acquired and liabilities assumed of Kelco and Syntex, totaling approximately $1.4 billion and $85 million, respectively. The allocation of the purchase price is based on preliminary assumptions and is subject to revision. The increase in intangibles is primarily due to the excess of the purchase price for Kelco over the estimated fair value of net assets acquired and the acquisition of product rights. The increase in investments in affiliates is primarily due to the Company's investment in the Flexsys
L.P. joint venture.

  Cash provided by operations totaled a net $636 million in 1995, compared with $951 million in 1994. The decrease in cash flow from operations resulted primarily from higher seasonal working capital requirements for Agricultural Products. Investing activities in 1995 used $1,707 million, principally for the purchase of Kelco and Syntex. Short-term and long-term financing increased primarily to fund the Kelco and Syntex acquisitions and the higher seasonal working capital levels for Agricultural Products.

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

  (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.


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

                                            MONSANTO COMPANY
                                 --------------------------------------
                                              (Registrant)

                                             BRUCE R. SENTS
                                 --------------------------------------
                                             Bruce R. Sents
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)

Date: November 14, 1995

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                           DESCRIPTION
   ------                                                           -----------
      2            Omitted - Inapplicable

      4            Omitted - Inapplicable

     10            Omitted - Inapplicable

     11            Omitted - Inapplicable; see Note 5 of Notes to Financial Statements on page 5

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