Form 10-K
period 1995-12-31
MONSANTO CO
filed 1996-03-15
CIK 67686

                                    1 9 9 5
===============================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                            -----------------

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

                                      NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES    X    NO
                                               -----     ----

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $15.8 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 29, 1996.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 117,814,610 SHARES OF COMMON STOCK, $2 PAR VALUE, OUTSTANDING AT FEBRUARY 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF MONSANTO COMPANY ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995. (PARTS I AND II OF FORM 10-K.)

2. PORTIONS OF MONSANTO COMPANY NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 14, 1996. (PART III OF FORM 10-K.)

===============================================================================

                                     PART I

ITEM 1. BUSINESS.

    Monsanto Company and its subsidiaries are engaged in the worldwide manufacture and sale of a diversified line of agricultural products; chemical products; pharmaceuticals; and food ingredients. Monsanto Company was incorporated in 1933 under Delaware law and is the successor to a Missouri corporation, Monsanto Chemical Works, organized in 1901. Unless otherwise indicated by the context, ``Monsanto'' means Monsanto Company and consolidated subsidiaries, and the ``Company'' means Monsanto Company only.

RECENT DEVELOPMENTS

    On March 8, 1996, Monsanto and DEKALB Genetics Corp. finalized a long-term research and development collaboration in agricultural biotechnology. In addition, Monsanto acquired approximately 40 percent of the total outstanding common stock of DEKALB for approximately $152 million. This includes approximately 10 percent of DEKALB's Class A voting shares and approximately 45 percent of the Class B non-voting shares.

    In December 1995, the Company's Board of Directors approved a restructuring plan as part of an overall strategy to reduce costs and eliminate redundant functions. The pretax charge of $169 million ($125 million aftertax, or $1.08 per share) associated with this action is intended to cover the costs of work force reductions, business consolidations, facility closures and the exit from nonstrategic businesses and facilities. See ``Review of Consolidated Results of Operations'' and ``Restructuring and Other Actions'' on pages 29 and 51, respectively, of the Company's Annual Report to shareowners for the year ended December 31, 1995 (the ``1995 Annual Report'').

    In December 1995, Monsanto sold its worldwide styrenics plastics business for $580 million. In a separate but related transaction, Monsanto has reached an agreement to sell its shares in Monsanto Premier Kasei Co. Ltd., a styrenics plastics manufacturing joint venture in Thailand, to one of its joint venture partners. See ``Review of Consolidated Results of Operations'' and ``Principal Acquisitions and Divestitures'' on pages 29 and 53, respectively, of the 1995 Annual Report.

    In June 1995, Monsanto announced that it had signed a letter of intent to acquire a 49.9 percent interest in Calgene, Inc. for approximately $30 million in cash, certain intellectual property, and 100 percent of the partnership interests in Gargiulo L. P. and Gargiulo G. P. (jointly ``Gargiulo''). In addition, Monsanto will provide long-term credit facilities for the general business needs of Calgene and Gargiulo. The Calgene transaction is subject to the approval of the shareowners of Calgene and is anticipated to close in early 1996. See ``Review of Changes in Financial Position'' and ``Principal Acquisitions and Divestitures'' on pages 45 and 53, respectively, of the 1995 Annual Report.

INDUSTRY SEGMENTS; PRINCIPAL PRODUCTS

    For 1995, Monsanto reported its business under four industry segments:
Agricultural Products, Chemicals, Pharmaceuticals, and Food Ingredients. The tabular and narrative information appearing under ``Segment Data'' and ``Geographic Data'' on pages 34, 35 and 43 of the 1995 Annual Report is incorporated herein by reference.

    The following is a list of principal products categorized by major end-use markets, within the industry segments in which they were reported for 1995.

AGRICULTURAL PRODUCTS

                                                        Major End-Use             Manufacturing             Major Raw Materials
 Major End-Use Markets        Major Products       Products & Applications          Locations                  & Components
 ---------------------        --------------       -----------------------        -------------             -------------------

Agricultural, industrial,  Roundup(R) herbicide   Multipurpose, non-          Alvin, TX; Antwerp,          Disodiumiminodiacetate;
turf and ornamental        and other glyphosate-  selective agricultural and  Belgium; Fayetteville, NC;   Phosphorus Trichloride
applications               based herbicides       industrial applications     Luling, LA; Sao Jose dos
                                                                              Campos, Brazil
                           --------------------------------------------------------------------------------------------------------

AGRICULTURAL PRODUCTS (CONT'D)

                                                        Major End-Use             Manufacturing             Major Raw Materials
 Major End-Use Markets        Major Products       Products & Applications          Locations                  & Components
 ---------------------        --------------       -----------------------        -------------             -------------------
                           Lasso(R) and           Corn, soybean, peanut and   Muscatine, IA                Chloroacetyl Chloride;
                           Harness(R)<F*> herbi-  milo (sorghum) crops                                     Diethylaniline
                           cides and other
                           acetanilide-based
                           herbicides

                           <F*>corn only
                           ---------------------------------------------------------------------------------------------------------
                           Avadex(R) BW           Wheat crops                 Antwerp, Belgium;            Ammonium Thiocyanate;
                           herbicide; Far-Go(R)                               Muscatine, IA                Diisopropylamine;
                           herbicide                                                                       Trichloropropane
                           ---------------------------------------------------------------------------------------------------------
                           Permit(R) herbicide    Postemergence control of    Manufactured by third        Halosulfuron
                                                  sedges and broadleaf weeds  party
                                                  in corn and grain sorghum
                                                  crops
------------------------------------------------------------------------------------------------------------------------------------
Residential applications   Roundup(R) herbicide;  Herbicides; insecticides;   Fort Madison, IA             Acephate; Chlorpyrifos;
                           Ortho(R) lawn-and-     fungicides; fertilizers                                  Diazinon; Glyphosate;
                           garden products                                                                 Malathion
------------------------------------------------------------------------------------------------------------------------------------
Animal agricultural        Posilac(R) bovine      Increase efficiency of      Manufactured by third        No major raw materials
applications               somatotropin           milk production in dairy    party
                                                  cows
------------------------------------------------------------------------------------------------------------------------------------
CHEMICALS
Construction & Home        Nylon carpet staple;   Broadloom carpet;           Decatur, AL; Greenwood, SC;  Acrylonitrile; Ammonia;
Furnishings                nylon bulk continuous  upholstery; blankets        Pensacola, FL                Cyclohexane; Propylene
                           filament; Acrilan(R)
                           acrylic fiber
                           ---------------------------------------------------------------------------------------------------------
                           Polymer modifiers      Vinyl flooring; caulks and  Antwerp, Belgium;            Butanol; Chlorine;
                                                  sealants; adhesives;        Bridgeport, NJ; LaSalle,     2-Ethylhexanol; Phenol;
                                                  coatings; wall covering;    Quebec, Canada               Phthalic Anhydride;
                                                  vinyl upholstery;                                        Toluene
                                                  insulation; furniture
                           ---------------------------------------------------------------------------------------------------------
                           Saflex(R) plastic      Architectural glass         Ghent, Belgium; Sao          Butyraldehyde; Ethanol;
                           interlayer                                         Jose dos Campos, Brazil;     Polyvinyl Alcohol; Vinyl
                                                                              Springfield, MA;             Acetate Monomer
                                                                              Trenton, MI
                           ---------------------------------------------------------------------------------------------------------
                           Specialty resins       Coatings and adhesives      Alvin, TX; LaSalle,          Acrylate Esters; Butanol;
                                                                              Quebec, Canada;              Formaldehyde; Melamine;
                                                                              Springfield, MA;             Methanol; Vinyl Acetate
                                                                              Trenton, MI                  Monomer
                           ---------------------------------------------------------------------------------------------------------
                           Ammonium               Fire retardant coatings;    Camden, NJ                   Phosphorus
                           polyphosphate          polymer additives
                           ---------------------------------------------------------------------------------------------------------
                           Doormats               Doormats                    Ghent, Belgium;              Polyethylene
                                                                              St. Louis, MO
------------------------------------------------------------------------------------------------------------------------------------
Vehicles                   Saflex(R) plastic      Windshields                 Ghent, Belgium; Sao Jose     Butyraldehyde; Ethanol;
                           interlayer                                         dos Campos, Brazil;          Polyvinyl Alcohol; Vinyl
                                                                              Springfield, MA; Trenton,    Acetate Monomer
                                                                              MI
                           ---------------------------------------------------------------------------------------------------------
                           Vydyne(R) nylon        Automotive exterior and     Pensacola, FL                Acrylonitrile; Ammonia;
                           molding resins         interior molded parts;                                   Cyclohexane; Propylene
                                                  under-the-hood
                                                  applications
                           ---------------------------------------------------------------------------------------------------------

CHEMICALS (CONT'D)
                                                        Major End-Use             Manufacturing             Major Raw Materials
 Major End-Use Markets        Major Products       Products & Applications          Locations                  & Components
 ---------------------        --------------       -----------------------        -------------             -------------------
                           Nylon filament; nylon  Tires; molding resins for   Pensacola, FL                Acrylonitrile; Ammonia;
                           polymer                auto grilles, bumpers and                                Cyclohexane; Propylene
                                                  gears
                           ---------------------------------------------------------------------------------------------------------
                           Specialty resins;      Automotive coatings and     Antwerp, Belgium;            Butanol; Chlorine;
                           polymer modifiers      sealants                    Bridgeport, NJ; LaSalle,     Formaldehyde; Melamine;
                                                                              Quebec, Canada;              Methanol; Phthalic
                                                                              Springfield, MA              Anhydride; Toluene
                           ---------------------------------------------------------------------------------------------------------
                           Skydrol(R) aviation    Hydraulic fluids for        St. Louis, MO                Phosphorus Oxychloride
                           hydraulic fluids;      commercial aircraft
                           lubricants
------------------------------------------------------------------------------------------------------------------------------------
Personal Products          Acrilan(R) acrylic     Sweaters; half-hose;        Decatur, AL                  Acrylonitrile
                           fiber                  active wear; hand-knit
                                                  yarns; craft yarns
                           ---------------------------------------------------------------------------------------------------------
                           Vydyne(R) nylon        Consumer electronics;       Pensacola, FL                Acrylonitrile; Ammonia;
                           molding resins         medical devices                                          Cyclohexane; Propylene
                           ---------------------------------------------------------------------------------------------------------
                           Dental phosphates;     Dentifrices; dish           Augusta, GA; Newport,        Benzene; Caustic Soda;
                           industrial phosphates  detergents; water           United Kingdom; Ruabon,      Phosphorus; Soda Ash
                                                  conditioners                United Kingdom; St. Louis,
                                                                              MO; Sao Jose dos Campos,
                                                                              Brazil; Soda Springs, ID;
                                                                              Trenton, MI
------------------------------------------------------------------------------------------------------------------------------------
Chemicals                  Industrial phosphates; Metal treating, cleaning    Augusta, GA; Luling, LA;     Ammonia; Chlorine;
                           phosphoric acid;       and etching; plant food     St. Louis, MO; Sauget, IL;   Phosphorus; Soda Ash;
                           phosphorus             fertilizers; oil additives  Trenton, MI                  Sulphur
                           pentasulfide;
                           phosphorus trichloride
                           ---------------------------------------------------------------------------------------------------------
                           Nitrochlorobenzene     Dyes; pigments; rubber      Anniston, AL; Nitro, WV;     Benzene; Caustic Soda;
                           derivatives; Sodium    preservatives;              Ruabon, United Kingdom;      Chlorine
                           MBT                    engineering;                Sauget, IL
                                                  thermoplastics;
                                                  antifreeze; water
                                                  treatment
------------------------------------------------------------------------------------------------------------------------------------
Capital Equipment          Sulfuric acid and      Process plants              On-Site Construction         Various Construction
                           process plants (design                                                          Components
                           and construction); air
                           emission control
                           systems
                           ---------------------------------------------------------------------------------------------------------
                           Therminol(R) heat      Heat transfer fluids        Alvin, TX; Anniston, AL;     Benzene; Phenol
                           transfer fluids;                                   Newport, United Kingdom
                           diphenyl oxide
                           ---------------------------------------------------------------------------------------------------------
                           Dequest(R) water       Scale inhibitors; oil       Newport, United Kingdom      Phosphorus Trichloride
                           treatment chemicals    field chemicals
------------------------------------------------------------------------------------------------------------------------------------
Food                       Food additives         Bakery; dairy; meat         St. Louis, MO; Sao Jose dos  Caustic Soda; Lime;
                                                                              Campos, Brazil; Trenton, MI  Phosphorus
------------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS
Pharmaceuticals            Aldactone(R)           Cardiovascular              Augusta, GA; Caguas, Puerto  Androstenedione;
                           (spironolactone);                                  Rico; Evreux, France;        Hydrochlorothiazide;
                           Aldactazide(R)                                     Morpeth, United Kingdom      Verapamil HCl
                           (spironolactone/
                           hydrochlorothiazide);
                           Calan(R) formulations
                           (verapamil HCl)
                           ---------------------------------------------------------------------------------------------------------

PHARMACEUTICALS (CONT'D)
                                                        Major End-Use             Manufacturing             Major Raw Materials
 Major End-Use Markets        Major Products       Products & Applications          Locations                  & Components
 ---------------------        --------------       -----------------------        -------------             -------------------
                           Daypro(R) (oxaprozin); Anti-inflammatory           Augusta, GA; Caguas,         Benzoin; Diclofenac;
                           Arthrotec(R)                                       Puerto Rico; Morpeth,        Misoprostol
                           (misoprostol/                                      United Kingdom
                           diclofenac)
                           ---------------------------------------------------------------------------------------------------------
                           Ambien(R) (zolpidem    Central nervous system      Caguas, Puerto Rico          Zolpidem
                           tartrate)              (Sleep)
                           ---------------------------------------------------------------------------------------------------------
                           Cytotec(R)             Gastrointestinal            Caguas, Puerto Rico; Coapa,  Norprostol
                           (misoprostol)                                      Mexico; Morpeth, United
                                                                              Kingdom
                           ---------------------------------------------------------------------------------------------------------
                           Demulen(R) (ethynodiol Women's health              Caguas, Puerto Rico;         Ethinyl Estradiol;
                           diacetate); Tri-                                   Morpeth, United Kingdom      Ethynodiol Diacetate;
                           Norinyl(R) Synarel(R)                                                           Nefarelin Acetate;
                                                                                                           Norethindrone
------------------------------------------------------------------------------------------------------------------------------------
FOOD INGREDIENTS
Food                       NutraSweet(R) brand    High-intensity sweetener    Augusta, GA; University      Aspartic Acid;
                           sweetener              available primarily in      Park, IL                     L-Phenylalanine
                                                  beverages and dessert
                                                  products
                           ---------------------------------------------------------------------------------------------------------
                           Equal(R), Canderel(R), Tabletop sweeteners         Manteno, IL; Evreux,         Aspartame
                           NutraSweet(R) and                                  France; Morpeth, United
                           other tabletop                                     Kingdom
                           sweeteners
                           ---------------------------------------------------------------------------------------------------------
                           Keltone(R) and         Soups; sauces; gravies;     Girvan, United Kingdom;      Corn Syrup; Seaweed
                           Manugel(R) sodium      dressings; beverages;       Okmulgee, OK; San Diego, CA
                           alginates;             snack foods; breadings;
                           Kelcoloid(R) propylene batters; bakery products;
                           glycol alginate;       dairy products; pet foods
                           Keltrol(R) SF and Kel-
                           lite(R) xanthan gums;
                           Kelcogel(R) gellan gum
------------------------------------------------------------------------------------------------------------------------------------
Oil Field Production       Kelzan(R) X, Kelzan(R) Oil and gas well drilling   Knowsley, United Kingdom;    Corn Syrup
                           XCD, Xanvis(R) xanthan applications                Okmulgee, OK; San Diego, CA
                           gums; Biozan(R) welan
                           gum
------------------------------------------------------------------------------------------------------------------------------------
Industrial Applications    Manutex(R) and         Cleaners; textile           Barcaldine, United Kingdom;  Corn Syrup; Seaweed
                           Kelgin(R) sodium       printing; paper sizings     Girvan, United Kingdom;
                           alginates; Kelzan(R)   and coatings; firefighting  Knowsley, United Kingdom;
                           AR xanthan gum         foams                       Okmulgee, OK; San Diego, CA
------------------------------------------------------------------------------------------------------------------------------------
Pharmaceuticals            Kelacid(R) alginic     Tablets; liquid             Girvan, United Kingdom;      Corn Syrup; Seaweed
                           acid; Keltrol(R) CR    suspensions; controlled     Okmulgee, OK; San Diego, CA
                           xanthan gum; Kelmar(R) release medications;
                           potassium alginate;    dental impression
                           Gelrite(R) gellan gum  materials
------------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    Monsanto participates in a number of joint ventures in which it shares management control with other companies. Principal joint ventures in which Monsanto has a fifty percent ownership interest include: Flexsys L.P., headquartered in Belgium, which produces and sells rubber chemicals and rubber test instruments; Advanced Elastomer Systems, L.P., headquartered in the United States, which produces and sells thermoplastic elastomers; and Companhia Brasileira de Estireno, headquartered in Brazil, which produces and sells styrene monomer. In addition, aspartame is manufactured and sold in Europe by fifty percent-owned joint ventures. See ``Geographic Data'' on page 43 of the 1995 Annual Report.

    Monsanto also has investments in a number of other equity affiliates. The Company has recently taken a significant equity position in DEKALB Genetics Corp., and expects to take a significant equity position in Calgene, Inc. during the first quarter of 1996. See ``Recent Developments,'' above.

SALE OF PRODUCTS

    Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors and jobbers, to retailers and to the ultimate consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. As indicated on page 63 of the 1995 Annual Report, Monsanto's net income is historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of the Agricultural Products segment during that part of the year. Monsanto's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis, although the seasonality of sales of the Agricultural Products segment sometimes results in short-term borrowings to finance customer accounts receivable and inventories. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Monsanto generally is not dependent upon one or a group of customers. The Food Ingredients segment, however, makes significant sales to a few companies for use in carbonated soft drinks. Monsanto has no material contracts with the government of the United States or any state, local or foreign government. However, pursuant to contracts executed under U.S. federal and state laws, the Pharmaceuticals segment pays rebates to state governments for pharmaceuticals sold under state Medicaid programs and under state-funded programs for the indigent. The Pharmaceuticals segment also grants discounts to certain managed health care providers. Sales through managed health care providers constitute an increasing percentage of that segment's sales.

    Introduction of new products by the Agricultural Products, Pharmaceuticals and Food Ingredients segments is typically subject to prior review and approval by the U.S. Food & Drug Administration, the U.S. Environmental Protection Agency and/or the U.S. Department of Agriculture (or comparable agencies of ex-U.S. governments) before they can be sold. Such reviews are often time-consuming and costly. These agencies also have continuing jurisdiction over many existing products of these segments. Governmental actions may also affect the pricing of certain products, particularly in the Pharmaceuticals segment.

RAW MATERIALS AND ENERGY RESOURCES

    Monsanto is both a producer and significant purchaser of a wide spectrum of its basic and intermediate raw material requirements. Major requirements for key raw materials and fuels are typically purchased pursuant to long-term contracts. Monsanto is not dependent on any one supplier for a material amount of its raw materials or fuel requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Monsanto has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. Information with respect to specific raw materials is set forth in the table above under ``Industry Segments; Principal Products.''

    While temporary shortages of raw materials and fuels may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuing availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic and world market and political conditions, as well as to the direct or indirect effect of U.S. and other countries' government regulations. The impact of any future raw material and energy shortages on Monsanto's business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by legislation, shortages or international or domestic events.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

    Monsanto owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under a small number of patents of others. Also, Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments and with respect to NutraSweet(R) brand sweetener. Certain proprietary products such as Roundup(R) herbicide are covered by patents. Although patents protecting Roundup(R) herbicide have now expired in most countries, compound per se patent protection for the active ingredient in Roundup(R) herbicide continues in the United States into the year 2000. All patents covering the use of aspartame as a sweetener have expired. NutraSweet(R) brand sweetener is currently manufactured under several patents owned or licensed by The NutraSweet Company, a subsidiary of the Company. Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. compound patent to March 26, 1996 and a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture, of which Searle is a general partner and holds a controlling interest, for the duration of the venture. This product is protected by a U.S. patent to October 21, 2006, and by non-patent regulatory exclusivity until December 16, 1997. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 1999, and by non-patent regulatory exclusivity extending to October 29, 1997.

    Monsanto holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, political subdivisions of various states, or private parties. None of these leases taken individually is deemed by Monsanto to be material, although Monsanto's phosphate leases in the aggregate are significant to the Chemicals segment. Monsanto's phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at twenty-year intervals.

    Monsanto leases or subleases a number of kelp beds off the coast of California from the State of California and several private parties. Monsanto also has leases to harvest seaweed off the coasts of Scotland and (through a joint venture) Ireland. None of these leases taken individually is deemed by Monsanto to be material, although the leases to harvest seaweed in the aggregate are significant to the Food Ingredients segment. The leases have varying terms.

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

RESEARCH AND DEVELOPMENT; NEW PRODUCTS

    Research and development constitute an important part of Monsanto's activities. The discovery and development of pharmaceutical and agricultural products continue to be the focus of most research and development expenditures. Roundup Ready(TM) soybeans and cotton, NewLeaf(R) insect-protected potatoes, and Bollgard(TM) insect-protected cotton, all developed through biotechnology, received regulatory approvals in 1995 and early 1996.
See ``Review of Consolidated Results of Operations'' and ``Supplemental Data'' on pages 32 and 61, respectively, of the 1995 Annual Report, incorporated herein by reference.

ENVIRONMENTAL MATTERS

    Monsanto continues to make a strong commitment to comply with various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. Compliance with stringent requirements will continue to be an obligation of Monsanto, its competitors and industry in general. U.S. federal environmental legislation having particular impact on Monsanto includes the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (``CERCLA,'' commonly known as ``Superfund''), as amended by the Superfund Amendments and Reauthorization Act (``SARA''). Monsanto is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration (``OSHA'') concerning employee safety and health matters. The Environmental Protection Agency (``EPA''), OSHA and other federal agencies have the authority to promulgate regulations which have an impact on Monsanto's operations. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations.

    Monsanto is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

    Expenditures in 1995 were approximately $47 million for environmental capital projects and approximately $210 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control. Monsanto estimates that during 1996 and 1997 approximately $30 million to $40 million per year will be spent on additional capital projects for environmental protection.

    Monsanto periodically receives notices from the EPA that it is a potentially responsible party (``PRP'') under Superfund. The EPA has designated Monsanto as a PRP at 93 Superfund sites. Monsanto has resolved disputes, entered partial consent decrees, and executed administrative orders between Monsanto and the EPA in 58 of these cases, settling a portion or all of Monsanto's liability for these Superfund cases. Six other matters involve sites where allegations are predicated on tentative findings of reuse of drums by others that once contained products sold by Monsanto. These six matters have been inactive as to Monsanto for at least ten years. At one other site, Monsanto has determined that it has no liability whatsoever.

    Monsanto's policy is to accrue costs for remediation of contaminated sites in the accounting period in which the responsibility is established and the cost is estimable. Monsanto's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Monsanto does not discount these liabilities, and they have not been reduced for any claims for recoveries from insurance or from third parties. Monsanto has an accrued liability of $71 million as of December 31, 1995, for Superfund sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Major Superfund sites in this category include the noncompany-owned Brio, Fike/Artel, MOTCO and Woburn sites, which account for $44 million of the accrued amount.

    Monsanto's estimate of its Superfund liability is affected by several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. Because of these uncertainties, primarily related to the method and extent of remediation, potential future expenses could be as much as $10 million for these sites. These potential future expenses may be incurred over the balance of the decade.

    There are various other lawsuits, claims and proceedings that state agencies and others have asserted against the Company seeking remediation of alleged environmental impairments. Monsanto is in the process of determining its involvement, if any, at 41 of these sites. Monsanto has an accrued liability of $90 million as of December 31, 1995, for these matters and for environmental reserves at certain former Monsanto plant sites. The Company's estimate of its liability related to these sites is affected by several uncertainties such as, but not limited to, the extent of Monsanto's involvement, and the method and extent of remediation. Because of these uncertainties, potential expenses could be as much as $20 million for these sites. Four sites in this category account for $58 million of the accrued amount and for approximately all of the potential future expenses.

    Monsanto spent $60 million in 1995 for remediation of Superfund and other contaminated sites. Most of these expenditures were related to the Chemicals segment, and similar or lesser amounts can be expected in future years.

    For hazardous and other waste facilities at operating locations, Monsanto recognizes postclosure environmental costs and remediation costs over the estimated remaining useful life of the related facilities, not to exceed 20 years. Monsanto spent $14 million in 1995 for remediation of these facilities and has an accrued liability of $49 million as of December 31, 1995, for these sites. Uncertainties related to these costs are evolving government regulations, the method and extent of remediation, and future changes in technology. Monsanto's estimated closure costs for these facilities are approximately $120 million.

    While the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, Monsanto's liquidity, financial position and profitability are not expected to be materially affected.

EMPLOYEE RELATIONS

    As of December 31, 1995, Monsanto had approximately 28,500 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

    Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A large number of products are manufactured abroad. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including: fluctuations in currency values; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See ``Geographic Data'' on page 43 of the 1995 Annual Report, incorporated herein by reference.

LEGAL PROCEEDINGS

    Because of the size and nature of its business, Monsanto is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. While the results of litigation cannot be predicted with certainty, Monsanto does not believe these matters or their ultimate disposition will have a material adverse effect on Monsanto's financial position, profitability or liquidity in any one year, as applicable.

    On April 12, 1985, the Company was named as a defendant in the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company is one of a number of companies that has sold materials to the chemical reprocessor at that site. Currently pending against the Company are the following matters: (a) The Company is one of a number of defendants in 11 cases brought in Harris County District Court or the United

States District Court for the Southern District of Texas on behalf of 936 plaintiffs who owned homes or lived in the Southbend, Sageglen or other subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring; and, in the case of the homeowners, claim property damage. In addition to their claims of personal injury, four plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (b) The Company is one of a number of defendants in two actions brought in Harris County District Court by 417 plaintiffs, who are former employees of the owners/operators of the Brio site, and members of the employees' families or persons who worked near the Brio site. Plaintiffs in one of these actions also owned homes or lived in subdivisions near the site, attended school in the Southbend subdivision, or used nearby recreational ball fields. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that it has meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of the Company, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. The Company is vigorously defending these actions.

    In 1974, G. D. Searle & Co., a subsidiary of the Company (``Searle''), introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device (``IUD''), under the name Cu-7(R). Following extensive testing by Searle and review by the FDA, the Cu-7(R) was approved for sale as a prescription drug. Searle has been named a defendant in a number of product liability lawsuits alleging that the Cu-7(R) caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 1, 1996, there were approximately 35 cases pending in various U.S. state and federal courts and approximately 345 cases filed outside the United States (the vast majority in Australia). The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7(R) in the United States, citing the cost of defending such litigation.

    Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs allege an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Certain defendants, not including Searle, have reached tentative agreement to settle the class action. Searle has entered into an agreement that would significantly limit its liability (based generally on its share of the relevant market) should the federal class action result in an adverse judgment. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

    On September 30, 1994, the U.S. Environmental Protection Agency (``EPA'') issued an administrative Complaint and Proposed Compliance Order alleging violations by the Company of certain sections of the Resource Conservation and Recovery Act. The alleged violations relate to the disposal of certain wastes at the Company's formerly owned facility in Addyston, Ohio. The EPA has proposed penalties in the amount of $555,900. The Company has denied the allegations and is vigorously defending itself in the proceedings.

    The Company registered, on June 27, 1991, for the Compliance Audit Program (``CAP'') administered by the EPA under the authority of Section 8(e) of the Toxic Substances Control Act (``TSCA''). It has been reported that over 120 companies in the United States registered for the CAP. The CAP requires registrants to audit health and environmental effect information in order to determine whether information in the registrant's possession is reportable to the EPA under TSCA Section 8(e). A registrant's liability, under the CAP, for late reporting of information under TSCA 8(e), will be assessed on the basis of a set amount per study submitted with the total liability not to exceed $1,000,000. The Company voluntarily entered into a similar Consent Agreement with the EPA before the CAP, and under that Agreement performed a more limited audit than is required by the CAP and paid a settlement of $648,000. This settlement amount has been credited to the Company under the CAP. It has been determined that the Company's remaining liability under the CAP will be $352,000.

RISK MANAGEMENT

    Monsanto continually evaluates risk retention and insurance levels for product liability, property damage and other potential areas of risk. Monsanto devotes significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Based on the cost and availability of insurance and the likelihood of a loss, management determines the amount of insurance coverage to be purchased from unaffiliated companies and the appropriate amount of risk to retain. Since 1986, Monsanto's liability insurance has been on the ``claims made'' policy form. Management believes that the current levels of risk retention are consistent with those of other companies in the various industries in which Monsanto operates. There can be no assurance that Monsanto will not incur losses beyond the limits of, or outside the coverage of, its insurance. Monsanto's liquidity, financial position and profitability are not expected to be affected materially by the levels of risk retention that the Company accepts.

ITEM 2. PROPERTIES.

    The General Offices of the Company are located on a 285-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. Monsanto also has research laboratories and technical centers throughout the world. Information with respect to Monsanto's manufacturing locations worldwide and the industry segments which use such plants as of January 1, 1996, is set forth under ``Business--Industry Segments; Principal Products'' in Item 1 of this Report, which is incorporated herein by reference.

    Monsanto's principal plants are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal plants is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth. Most of these plants are owned in fee. However, the land at the Antwerp, Belgium plant, and major portions of the San Diego, California plant, are leased. In addition, a portion of a plant at Augusta, Georgia is currently leased with an option to purchase, pursuant to an industrial revenue bond financing. The Company has granted leases, with options to purchase, on approximately 366 acres of the 3,000 acres at the Alvin, Texas plant site. In limited instances, Monsanto has granted leases on portions of other plant sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS.

    For information concerning certain legal proceedings involving Monsanto, see ``Business--Environmental Matters'' and ``Business--Legal Proceedings'' contained in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters appearing under ``Review of Cash Flow'' on page 49 and ``Quarterly Data'' (for the years 1994 and 1995) on page 62 of the 1995 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The tabular information under ``Financial Summary--Operating Results, Earnings per Share and Year-End Financial Position'' and the amounts of Dividends per Share, all for the years 1991 through 1995, appearing on page 64 of the 1995 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The tabular and narrative information appearing under ``Review of Consolidated Results of Operations'' on pages 29 through 33, ``Segment Data'' on pages 34 through 42, ``Review of Changes in Financial Position'' on page 45, and ``Review of Cash Flow'' on pages 47 through 49 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Monsanto appearing on pages 28, 44, 46, 50 and 51 through 61; the Independent Auditors' Opinion appearing on page 27; and the tabular and narrative information appearing under ``Quarterly Data'' on pages 62 and 63 of the 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and executive officers appearing under ``Election of Directors'' on pages 2 through 4 and page 6 of the Monsanto Company Notice of Annual Meeting and Proxy Statement (the ``1996 Proxy Statement'') dated March 14, 1996, is incorporated herein by reference. The following information with respect to the Executive Officers of the Company on March 1, 1996, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                               Year First
                                                                Became an
                                                                Executive
        Name--Age            Present Position with Registrant    Officer       Other Business Experience since January 1, 1991
        ---------            --------------------------------  ----------      -----------------------------------------------

Richard U. De Schutter, 55      Chairman, Chief Executive         1995     Chairman, International Operations, G. D. Searle & Co.,
                                Officer and President, G.                  1989; President, G. D. Searle & Co., 1991; President
                                D. Searle & Co. (a                         and Chief Operating Officer, G. D. Searle & Co., 1993;
                                subsidiary of the                          and present position, 1995.
                                Company); Advisory
                                Director--Monsanto Company

Steven L. Engelberg, 53         Senior Vice President             1995     Partner, Keck, Mahin & Cate, 1986; Partner-in-Charge,
                                --Monsanto Company                         Keck, Mahin & Cate Washington, D.C. office, 1986; Chief
                                                                           of Staff of Office of the United States Trade
                                                                           Representative (on leave from Keck, Mahin & Cate
                                                                           until May 1993), 1993; Vice President, Worldwide
                                                                           Government Affairs--Monsanto Company, 1994; and present
                                                                           position, 1996.

Pierre Hochuli, 48              Vice President--Monsanto          1995     Regional Director, Europe/Africa/Middle East--Monsanto
                                Company; President--Growth                 Europe, S.A., 1985; Vice President, Finance and
                                Enterprises Business Unit;                 Planning--The Agricultural Group, 1991; Vice President
                                Chairman, Monsanto                         and General Manager, New Products Division--The
                                Europe-Africa                              Agricultural Group, 1992; Group Vice President and
                                                                           General Manager, New Products Division--The
                                                                           Agricultural Group, 1993; Vice President, Corporate
                                                                           Planning--Monsanto Company, 1993; Vice
                                                                           President--Monsanto Company; President--Growth
                                                                           Enterprises, 1995; and present position, 1996.

Robert B. Hoffman, 59           Senior Vice President and         1994     Vice President, FMC Corporation, 1990; and present
                                Chief Financial Officer;                   position, 1994.
                                Advisory Director--Monsanto
                                Company

Teresa E. McCaslin, 46          Vice President, Human             1994     Vice President, Human Resources, Avery Dennison
                                Resources--Monsanto                        Corporation, 1989; and present position, 1994.
                                Company

Philip Needleman, 57            Senior Vice President,            1991     Vice President, Research and Development--Monsanto
                                Research and Development                   Company, 1989; Vice President, Research and
                                and Chief Scientist;                       Development; Advisory Director--Monsanto Company, 1991;
                                Advisory Director--Monsanto                Vice President, Research and Development; Advisory
                                Company; President,                        Director--Monsanto Company; President, Research and
                                Research and Development,                  Development, G. D. Searle & Co., 1992; and present
                                G. D. Searle & Co.                         position, 1993.

Robert G. Potter, 56            Executive Vice President          1981     Executive Vice President and Advisory
                                and Advisory Director--                    Director--Monsanto Company; President--The Chemical
                                Monsanto Company                           Group, 1990; and present position, 1995.

                                                               Year First
                                                                Became an
                                                                Executive
        Name--Age            Present Position with Registrant    Officer       Other Business Experience since January 1, 1991
        ---------            --------------------------------  ----------      -----------------------------------------------

Nicholas L. Reding, 61          Director; Vice Chairman--         1976     Executive Vice President, Environment, Safety, Health
                                Monsanto Company                           and Manufacturing and Advisory Director--Monsanto
                                                                           Company, 1990; and present position, 1993.

Robert W. Reynolds, 52          Vice President,                   1994     Vice President and General Manager, Crop Protection
                                International Operations                   Products Division--Monsanto Agricultural Company, 1990;
                                and Development--                          Vice President and Managing Director, Latin America
                                Monsanto Company                           World Area--Monsanto Company, 1992; and present
                                                                           position, 1994.

Robert B. Shapiro, 57           Director; Chairman, Chief         1987     Executive Vice President and Advisory
                                Executive Officer and                      Director--Monsanto Company and President--The
                                President--Monsanto                        Agricultural Group, 1990; Director; President and Chief
                                Company                                    Operating Officer--Monsanto Company, 1993; and present
                                                                           position, 1995.

Hendrik A. Verfaillie, 50       Executive Vice President          1993     Vice President and General Manager, Roundup
                                and Advisory Director--                    Division--The Agricultural Group, 1990; Vice President
                                Monsanto Company                           and Advisory Director--Monsanto Company; President--The
                                                                           Agricultural Group, 1993; Vice President and Advisory
                                                                           Director--Monsanto Company, 1995; and present position,
                                                                           1995.

Virginia V. Weldon, 60          Senior Vice President,            1990     Vice President, Public Policy; Advisory Director--
                                Public Policy; Advisory                    Monsanto Company, 1990; and present position, 1993.
                                Director--Monsanto Company

The above-listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under ``Directors' Fees and Other Arrangements'' on pages 8 and 9 and under ``Executive Compensation'' on pages 13 through ``Certain Agreements'' on page 17 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under ``Stock Ownership of Management and Certain Beneficial Owners'' on pages 5 and 6 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 28, 44, 46, 50 and 51 through 61 of the 1995 Annual Report (See Exhibit 13 under Paragraph
           (a)3 of this Item 14)

        2. Financial Statement Schedules

            The following supplemental schedule for the years ended December 31, 1995, 1994 and 1993:

                V--Valuation and Qualifying Accounts

            All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 19 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10.1 through 10.23 on pages 19 through 21 of the Exhibit Index. The following Exhibits listed in the
           Exhibit Index are filed with this Report:

                10  20. Letter Agreement between the Company and Hendrik A.
                        Verfaillie entered into as of June 27, 1988

                    21. Agreement between the Company and Hendrik A. Verfaillie entered into as of July 5, 1988

                    22. Agreement dated January 29, 1993 between the Company and
                        Hendrik A. Verfaillie, amending the Letter Agreement entered into as of June 27, 1988, and amending the Agreement entered into as of July 5, 1988

                    23. Amendment to Letter Agreement between the Company and
                        Robert B. Shapiro entered into as of July 23, 1990

                13  The Company's 1995 Annual Report to shareowners

                21  Subsidiaries of the registrant (See page 22)

                23   1. Consent of Independent Auditors (See page 23)

                     2. Consent of Company Counsel (See page 23)

                24   1. Powers of attorney submitted by Joan T. Bok, Robert M.
                        Heyssel, Robert B. Hoffman, Michael R. Hogan, Gwendolyn
                        S. King, Philip Leder, Howard M. Love, Richard J. Mahoney, Frank A. Metz, Jr., Buck Mickel, Jacobus F.M. Peters, Nicholas L. Reding, John S. Reed, William D. Ruckelshaus, Robert B. Shapiro and John B. Slaughter.

                     2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                27  Financial Data Schedule (part of electronic submission only)

                99 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries (See page 24)

    (b) Reports on Form 8-K during the quarter ended December 31, 1995:

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                        OPINION OF INDEPENDENT AUDITORS

Monsanto Company:

    We have audited the statement of consolidated financial position of Monsanto Company and Subsidiaries as of December 31, 1995 and 1994 and the related statements of consolidated income, shareowners' equity and cash flow for each of the three years in the period ended December 31, 1995 and have issued our opinion thereon dated February 23, 1996; such financial statements and opinion are included in your 1995 Annual Report to shareowners and are incorporated herein by reference. Our audits also comprehended the schedule of Monsanto Company and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

                                             DELOITTE & TOUCHE LLP
                                             DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 23, 1996

                                                                      SCHEDULE V

                       MONSANTO COMPANY AND SUBSIDIARIES
                       ---------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in millions)

                                 COLUMN A                                      COLUMN B    COLUMN C   COLUMN D   COLUMN E
                                 --------                                      --------    --------   --------   --------
                                                                                           Additions
                                                                               Balance at  Charged to            Balance at
                                                                               Beginning   Costs and               End of
                                Description                                     of Year    Expenses   Deductions    Year
                                -----------                                    ----------  ---------- ---------- ----------
Year Ended December 31, 1995:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances......................      $  57       $ 24       $  24<FA>  $  57
                                                                                 -----       ----       -----      -----
      Inventory and obsolescence losses....................................      $  34       $  6       $   6      $  34
                                                                                 -----       ----       -----      -----
      Amortization of intangible assets....................................      $ 522       $128<FB>   $  12      $ 638
                                                                                 -----       ----       -----      -----
      Deferred tax asset valuation allowances..............................      $  85       $ 15       $  10      $  90
                                                                                 -----       ----       -----      -----

Year Ended December 31, 1994:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances......................      $  51       $ 25       $ 19<FA>   $  57
                                                                                 -----       ----       ----       -----
      Inventory and obsolescence losses....................................      $  45       $ 12       $ 23       $  34
                                                                                 -----       ----       ----       -----
      Amortization of intangible assets....................................      $ 450       $ 81       $  9       $ 522
                                                                                 -----       ----       ----       -----
      Deferred tax asset valuation allowances..............................      $  89       $ (9)      $ (5)      $  85
                                                                                 -----       ----       ----       -----

Year Ended December 31, 1993:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances......................      $  33       $ 36       $ 18<FA>   $  51
                                                                                 -----       ----       ----       -----
      Inventory and obsolescence losses....................................      $  23       $ 31       $  9       $  45
                                                                                 -----       ----       ----       -----
      Amortization of intangible assets....................................      $ 383       $ 81       $ 14       $ 450
                                                                                 -----       ----       ----       -----
      Deferred tax asset valuation allowances..............................      $  62       $ 34       $  7       $  89
                                                                                 -----       ----       ----       -----

NOTES:

  <FA> Principally allowances granted.

  <FB> Includes $9 million charged to cost of goods sold.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MONSANTO COMPANY
                                          --------------------------------------
                                                       (Registrant)

                                          By          Michael R. Hogan
                                             -----------------------------------
                                                     Michael R. Hogan
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: March 15, 1996

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


                        SIGNATURE                                         TITLE                         DATE
                        ---------                                         -----                         ----

                Karl R. Barnickol
---------------------------------------------------        Chairman, President and Director          March 15, 1996
                   (Robert B. Shapiro)<F*>                 (Principal Executive Officer)


                Karl R. Barnickol
---------------------------------------------------        Vice Chairman and Director                March 15, 1996
                  (Nicholas L. Reding)<F*>


                Karl R. Barnickol
---------------------------------------------------        Senior Vice President                     March 15, 1996
                   (Robert B. Hoffman)<F*>                 (Principal Financial Officer)


                Michael R. Hogan
---------------------------------------------------        Vice President and Controller             March 15, 1996
                   (Michael R. Hogan)                      (Principal Accounting Officer)


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                      (Joan T. Bok)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                   (Robert M. Heyssel)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                   (Gwendolyn S. King)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                     (Philip Leder)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                    (Howard M. Love)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                  (Richard J. Mahoney)<F*>



                        SIGNATURE                                         TITLE                         DATE
                        ---------                                         -----                         ----


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                  (Frank A. Metz, Jr.)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                      (Buck Mickel)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                  (Jacobus F.M. Peters)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                     (John S. Reed)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                (William D. Ruckelshaus)<F*>


                Karl R. Barnickol
---------------------------------------------------        Director                                  March 15, 1996
                   (John B. Slaughter)<F*>

<F*>Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

                                                    Karl R. Barnickol
                                          --------------------------------------
                                                    Karl R. Barnickol
                                                     Attorney-in-Fact

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                            Description
-----------                            -----------
     2      Omitted--Inapplicable

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

     9      Omitted--Inapplicable

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

Exhibit No.                            Description
-----------                            -----------

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

           16. Agreement between the Company and Robert G. Potter entered into as of May 16, 1988 (incorporated herein by reference to Exhibit 19(i)5 of the Company's Form 10-K for the year ended
               December 31, 1989)

           17. Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)1 of the Company's Form 10-Q for the quarter ended September 30, 1990)

           18. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)2 of the Company's Form 10-Q for the quarter ended September 30, 1990)

           19. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-Q for the quarter ended September 30, 1990)

           20. Letter Agreement between the Company and Hendrik A.
               Verfaillie entered into as of June 27, 1988

           21. Agreement between the Company and Hendrik A. Verfaillie entered into as of July 5, 1988

           22. Agreement dated January 29, 1993 between the Company and
               Hendrik A. Verfaillie, amending the Letter Agreement entered into as of June 27, 1988, and amending the Agreement entered into as of July 5, 1988

                             EXHIBIT INDEX (CONT'D)

Exhibit No.                            Description
-----------                            -----------

           23. Amendment to Letter Agreement between the Company and
               Robert B. Shapiro entered into as of July 23, 1990

     11 Omitted--Inapplicable; see ``Earnings per Share'' on page 60 of the 1995 Annual Report

     12    Statement re Computation of the Ratio of Earnings to Fixed
           Charges--See Exhibit 99 below

     13 The Company's 1995 Annual Report to shareowners. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 26 through 64 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed ``filed''; other portions are furnished only for the information of the Commission.

     18    Omitted--Inapplicable

     21    Subsidiaries of the registrant (See page 22)

     22    Omitted--Inapplicable

     23    1. Consent of Independent Auditors (See page 23)

           2. Consent of Company Counsel (See page 23)

     24    1. Powers of attorney submitted by Joan T. Bok, Robert M.
              Heyssel, Robert B. Hoffman, Michael R. Hogan, Gwendolyn S. King,
              Philip Leder, Howard M. Love, Richard J. Mahoney, Frank A.
              Metz, Jr., Buck Mickel, Jacobus F.M. Peters, Nicholas L.
              Reding, John S. Reed, William D. Ruckelshaus, Robert B.
              Shapiro and John B. Slaughter

           2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

     27    Financial Data Schedule (part of electronic submission only)

     28    Omitted--Inapplicable

     99    Computation of the Ratio of Earnings to Fixed Charges for
           Monsanto Company and Subsidiaries (See page 24)

-------
Only Exhibits Nos. 13, 21, 23.1, 23.2 and 99 have been included in the printed copy of this Report.

                                    APPENDIX

     Throughout the printed Form 10-K, trademarks are designated by the superscript letters "R" in a circle or "TM"; the EDGAR copy indicates trademarks with the "R" or "TM" in parentheses.