Form 10-Q
period 1996-03-31
MONSANTO CO
filed 1996-05-14
CIK 67686

========================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                  OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

                            (314) 694-1000
                            --------------
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
          ---    ----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                      OUTSTANDING AT
              CLASS                                   MARCH 31, 1996
              -----                                   --------------

    COMMON STOCK, $2 PAR VALUE                      117,185,882 SHARES
    --------------------------                      ------------------

========================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1996 and 1995, the Statement of Consolidated Financial Position as of March 31, 1996 and December 31, 1995, the Statement of Consolidated Cash Flow for the three months ended March 31, 1996 and 1995 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

  Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                   MONSANTO COMPANY AND SUBSIDIARIES

                   STATEMENT OF CONSOLIDATED INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                       1996                1995
                                                       ----                ----
  Net Sales......................................     $2,304              $2,318
  Cost of Goods Sold.............................      1,187               1,324
                                                      ------              ------
  Gross Profit...................................      1,117                 994
  Marketing Expenses.............................        327                 296
  Administrative Expenses........................        196                 158
  Technological Expenses.........................        158                 154
  Amortization of Intangible Assets..............         31                  25
                                                      ------              ------
  Operating Income...............................        405                 361
  Interest Expense...............................        (40)                (42)
  Interest Income................................         11                  11
  Other Income (Expense)-Net.....................          6                   7
                                                      ------              ------
  Income Before Income Taxes.....................        382                 337
  Income Taxes...................................        122                 108
                                                      ------              ------
  Net Income.....................................     $  260              $  229
                                                      ------              ------
  Earnings per Share.............................     $ 2.17              $ 2.02
                                                      ------              ------
  Dividends per Share............................     $ 0.69              $ 0.63
                                                      ------              ------
  Weighted Average Number of Common and
   Common Equivalent Shares (in millions)........      119.7               113.7
                                                      ------              ------

                   MONSANTO COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1996               1995
                                                                             ---------         ------------
                                ASSETS
Current Assets:
  Cash and cash equivalents.............................................     $   145            $   297
  Receivables, net of allowances of $56 in 1996 and $57 in 1995.........       2,172              1,629
  Miscellaneous receivables and prepaid expenses........................         592                596
  Deferred income tax benefit...........................................         336                415
  Inventories...........................................................       1,355              1,368
                                                                             -------            -------
      Total Current Assets..............................................       4,600              4,305
                                                                             -------            -------
Property, Plant and Equipment...........................................       7,317              7,237
Less Accumulated Depreciation...........................................       4,468              4,405
                                                                             -------            -------
  Net Property, Plant and Equipment.....................................       2,849              2,832
                                                                             -------            -------
Investments in Affiliates...............................................         740                544
Intangible Assets, net of accumulated amortization of $672 in 1996 and
 $638 in 1995...........................................................       1,968              1,964
Other Assets............................................................         905                966
                                                                             -------            -------
Total Assets............................................................     $11,062            $10,611
                                                                             -------            -------
                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable......................................................     $   693            $   648
  Accrued liabilities...................................................       1,721              1,799
  Short-term debt.......................................................         971                365
                                                                             -------            -------
      Total Current Liabilities.........................................       3,385              2,812
                                                                             -------            -------
Long-Term Debt..........................................................       1,630              1,667
Deferred Income Taxes...................................................          85                 85
Postretirement Liabilities..............................................       1,441              1,415
Other Liabilities.......................................................         701                900
Shareowners' Equity:
  Common stock (authorized, 200,000,000 shares, par value $2)
    Issued, 164,394,194 shares in 1996 and 1995.........................         329                329
    Additional contributed capital......................................         947                902
    Treasury stock, at cost (48,493,004 shares in 1996 and
     48,923,899 shares in 1995).........................................      (2,644)            (2,550)
  Reserve for ESOP debt retirement......................................        (181)              (181)
  Net unrealized investment holding gains...............................          22                 34
  Accumulated currency adjustment.......................................          71                101
  Reinvested earnings...................................................       5,276              5,097
                                                                             -------            -------
      Total Shareowners' Equity.........................................       3,820              3,732
                                                                             -------            -------
Total Liabilities and Shareowners' Equity...............................     $11,062            $10,611
                                                                             -------            -------

                   MONSANTO COMPANY AND SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED CASH FLOW
                         (DOLLARS IN MILLIONS)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             ------------------------
                                                                             1996                1995
                                                                             ----                ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Net income...........................................................      $ 260             $   229
  Add income taxes.....................................................        122                 108
                                                                             -----             -------
  Income before income taxes...........................................        382                 337
  Adjustments to reconcile to Cash Used in Continuing Operations:
    Income tax payments................................................       (103)                (36)
    Items that did not use (provide) cash:
      Depreciation and amortization....................................        146                 146
      Other............................................................         (7)                 (9)
    Working capital changes that provided (used) cash:
      Accounts receivable..............................................       (528)               (552)
      Inventories......................................................         14                (107)
      Accounts payable and accrued liabilities.........................         19                 (26)
      Other............................................................        (48)                 56
    Other items........................................................       (128)                 76
                                                                             -----             -------
Total Cash Used in Operations..........................................       (253)               (115)
                                                                             -----             -------
Investing Activities:
  Property, plant and equipment purchases..............................       (133)                (88)
  Acquisition of Kelco.................................................                         (1,062)
  Acquisition and investment payments..................................       (319)                (17)
  Investment and property disposal proceeds............................        102                   6
                                                                             -----             -------
Cash Used in Investing Activities......................................       (350)             (1,161)
                                                                             -----             -------
Financing Activities:
  Net change in short-term financing...................................        606               1,116
  Long-term debt proceeds..............................................        109
  Long-term debt reductions............................................       (133)                (33)
  Treasury stock purchases.............................................       (171)
  Dividend payments....................................................        (81)                (72)
  Common stock issued under employee stock plans.......................         76                  13
  Other financing activities...........................................         45                   4
                                                                             -----             -------
Cash Provided by Financing Activities..................................        451               1,028
                                                                             -----             -------
Decrease in Cash and Cash Equivalents..................................       (152)               (248)
Cash and Cash Equivalents:
  Beginning of year....................................................        297                 507
                                                                             -----             -------
  End of period........................................................      $ 145             $   259
                                                                             -----             -------

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $40 million in 1996 and $42 million in 1995.

                   MONSANTO COMPANY AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS
                         (DOLLARS IN MILLIONS)

  1. Effective January 1, 1996, Monsanto adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and, as permitted by the standard, has elected to continue following the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Adoption of this new accounting standard will require additional disclosures. It will not have a material effect on the Company's financial position or results of operations.

  2. In March 1996, Monsanto acquired significant equity positions in Calgene, Inc. ("Calgene") and DeKalb Genetics Corporation ("DeKalb"). The combined investment in these biotechnology businesses totaled approximately $270 million. In April 1996, Monsanto announced that it had signed a definitive agreement to acquire the plant-biotechnology assets of Agracetus from W. R. Grace & Co. for approximately $150 million. The transaction is expected to close in the second quarter of 1996.

  3. At the Company's annual meeting on April 26, 1996, the shareowners approved an increase in the number of authorized shares of common stock from 200,000,000 to 850,000,000. In conjunction with this action, the Company's board of directors approved a five-for-one stock split to be effected in the form of a stock dividend, payable in shares of Company common stock to shareowners of record on May 15, 1996. The amount of outstanding shares and related per share amounts for the current and prior period presented in the accompanying consolidated financial statements have not been adjusted retroactively to reflect the stock split.

  4. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (119,682,037 and 113,689,795 in 1996 and 1995, respectively). Common share equivalents (3,541,948 and 2,013,308 in 1996 and 1995, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

  5. Components of inventories at March 31, 1996 and December 31, 1995 were as follows:

                                                                            MARCH 31,               DECEMBER 31,
                                                                              1996                     1995
                                                                            ---------               ------------

        Finished goods.............................................          $  842                    $  874
        Goods in process...........................................             309                       305
        Raw materials and supplies.................................             434                       434
                                                                             ------                    ------
        Inventories, at FIFO cost..................................           1,585                     1,613
        Excess of FIFO over LIFO cost..............................            (230)                     (245)
                                                                             ------                    ------
          Total....................................................          $1,355                    $1,368
                                                                             ------                    ------

  6. Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of Company counsel, that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year, as applicable.

                   MONSANTO COMPANY AND SUBSIDIARIES

  7. Segment data for the three months ended March 31, 1996 and 1995 were as follows:
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------------------------------
                                                                                 1996                             1995
                                                                      --------------------------       --------------------------
                                                                                       OPERATING                       OPERATING
                                                                          NET           INCOME             NET           INCOME
                                                                         SALES          (LOSS)            SALES          (LOSS)
                                                                         -----         --------           -----         --------

  Segment:
    Agricultural Products......................................         $  825           $272            $  746           $236
    Chemicals..................................................            736             64               970             92
    Pharmaceuticals............................................            477             60               386             17
    Food Ingredients...........................................            266             25               216             31
    Corporate..................................................                           (16)                             (15)
                                                                        ------           ----            ------           ----
  Total........................................................         $2,304           $405            $2,318           $361
                                                                        ------           ----            ------           ----

  As of January 1, 1996, the industrial business of the Food Ingredients segment was transferred to Chemicals and Chemicals' food phosphate business was transferred to Food Ingredients. In addition, a small agricultural business was transferred to Chemicals. Segment information for prior periods has been reclassified to conform to the current presentation.

  Financial information for the first quarter of 1996 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS-FIRST QUARTER 1996 COMPARED WITH THE FIRST
QUARTER 1995

  Net income for the first quarter of 1996 was $260 million, or $2.17 per share, compared with net income of $229 million, or $2.02 per share, in the first quarter of last year. Net sales of $2,304 million were essentially even with sales for the same period last year. The Company's gross profit percentage improved to 48 percent in 1996 compared to 43 percent in the first quarter of last year. This increase can be primarily attributed to an improved sales mix, as current year operations no longer include the styrenics plastics and rubber chemicals businesses that were part of the Chemicals segment last year.

  Net sales for Agricultural Products were 11 percent higher compared with those in the first quarter of 1995. The increase in net sales was driven by significantly higher worldwide sales volumes of the family of Roundup(R) herbicides, with particularly strong volume gains in Australia, Canada and Europe. The increased volume can be attributed to continued global expansion of conservation tillage techniques, as well as sales of new products such as Roundup(R) Ultra. The sales increase also benefited from higher sales of the Solaris lawn-and-garden unit primarily because of the implementation of a new distribution strategy in the U.S. which more closely aligns product delivery with retail customer demand. However, unfavorable weather conditions in certain world areas and uncertainties surrounding the passage of the Farm Bill affected the timing of sales of other key agricultural products. Operating income for Agricultural Products increased 15 percent over first quarter operating income in 1995, primarily on the strength of higher sales volumes and lower manufacturing and other costs. This increase was partially offset by higher marketing expenditures used to support new product launches.

                   MONSANTO COMPANY AND SUBSIDIARIES

  Net sales and operating income for Chemicals decreased $234 million and $28 million, respectively, compared with net sales and operating income in the same period in 1995. However, prior year operations reflect sales and operating income from the Company's styrenics plastics business which was divested at the end of 1995 and the Company's rubber chemicals business which was contributed to the formation of a joint venture in May of 1995. Excluding the sales and operating income of these businesses and other nonrecurring items in the first quarter of 1995, Chemicals' sales would have increased $42 million, while operating income would have decreased $22 million. The sales increase can be attributed to higher sales volumes, partially offset by lower average selling prices. The decrease in operating income was primarily the result of higher spending on growth initiatives and higher manufacturing costs associated with downtime for maintenance and capacity expansion projects. These higher costs were partially offset by lower raw material costs and the effect of the higher net sales.

  Pharmaceuticals' net sales and operating income for the first quarter of 1996 increased $91 million and $43 million, respectively, over net sales and operating income in the same period last year. These increases were primarily because of continued strong performances from key growth products: Ambien(R) short-term treatment for insomnia and Daypro(R) and Arthrotec(R) arthritis treatments. Combined first quarter sales of Daypro(R) and Arthrotec(R) increased 40 percent over sales in the first quarter of 1995, while first quarter sales of Ambien(R) nearly doubled over the comparable period in 1995. Sales and operating income from the women's health care product lines, acquired from Syntex in July of 1995, also contributed to the improved sales and operating performance. In addition, cost-sharing alliances in 1996 benefited operating results. The increase in operating income was partially offset by increased marketing expenses related to new product launches, higher research and development expenses associated with new product candidates advancing to later and more expensive phases of development, and higher administrative expenses related to employee incentive programs.

  Net sales for Food Ingredients increased 23 percent in the first quarter of 1996 over sales for the comparable period in 1995, primarily on higher aspartame sales volumes and the addition of sales from Kelco which was acquired in February 1995. Sales of tabletop sweeteners were essentially even with last year, despite significant competitive pressures. First quarter operating income in 1996 decreased $6 million versus operating income in the first quarter of 1995. This decrease can be primarily attributed to the timing of and increases in advertising and promotion costs for tabletop sweeteners.

  For Monsanto, administrative expenses for the first quarter of 1996 were higher than those in the comparable period in 1995 primarily because of higher costs associated with various employee incentive programs, as well as increased spending on growth initiatives and other programs. Included in "Other Income (Expense) - Net" is an aftertax charge of approximately $8 million for Monsanto's share of the purchased research and development costs resulting from the Calgene and DeKalb investments. "Other Income (Expense) - Net" benefited from higher currency gains, but was partially offset by lower earnings from equity affiliates. As the Company increases its investments in agricultural biotechnology businesses, such as Calgene and DeKalb, the short-term impact on earnings is expected to be somewhat dilutive.

CHANGES IN FINANCIAL CONDITION-MARCH 31, 1996 COMPARED WITH
DECEMBER 31, 1995

  Working capital at March 31, 1996 decreased to $1,215 million from $1,493 million at December 31, 1995, primarily due to a seasonal increase in Agricultural Products' trade receivables offset by higher short-term debt. The current ratio was 1.4 at March 31, 1995 compared to 1.5 at year-end 1995. The percent of total debt to total capitalization increased to 41 percent at quarter-end compared with 35 percent at year-end 1995, primarily because of the increase in short-term debt. The increase in Investments in Affiliates at March 31, 1996 was primarily the result of the equity positions taken in Calgene and DeKalb which totaled approximately $270 million.

                   MONSANTO COMPANY AND SUBSIDIARIES

  Operating activities used a net $253 million of cash in 1996, compared with $115 million of net cash used by operations in 1995. The increase in cash used in operations resulted primarily from higher seasonal working capital levels for Agricultural Products, higher income tax payments and higher payouts associated with employee incentive programs. Investing activities in 1996 used $350 million, principally for the equity investments in Calgene and DeKalb. The increase in short-term financing was primarily used to fund Agricultural Products' higher seasonal working capital levels. Throughout the first three months of 1996, Monsanto purchased in the market 1.1 million shares of its stock for $171 million, the market value on the dates of the purchases.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company's Report on Form 10-K for the year ended December 31, 1995, described a number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. The tentative agreement that had been reached by several defendants, not including Searle, to settle the class action, was rejected by the judge on April 4, 1996. On May 8, 1996, the judge preliminarily approved a new settlement, which will be the subject of a fairness hearing on June 11, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-See the Exhibit Index at page 9 of this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

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

                                            MONSANTO COMPANY
                                 --------------------------------------
                                              (Registrant)

                                         /s/ MICHAEL R. HOGAN
                                 --------------------------------------
                                            Michael R. Hogan
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)

Date: May 14, 1996

                             EXHIBIT INDEX

  These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               -----------
      2            Omitted - Inapplicable

      3.(i)        Restated Certificate of Incorporation of the Company, as amended, effective April 29, 1996

      3.(ii)       Omitted - Inapplicable

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