Form 10-Q
period 1996-06-30
MONSANTO CO
filed 1996-08-13
CIK 67686

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

         (MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

             800 NORTH LINDBERGH BLVD., ST. LOUIS, MISSOURI 63167
             -----------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (314) 694-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO ________

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                            OUTSTANDING AT
            CLASS                                           JUNE 30, 1996
            -----                                           --------------
  COMMON STOCK, $2 PAR VALUE                             586,284,476 SHARES<F*>
  ---------------------------                           -----------------------

[FN]
<F*>Adjusted for five-for-one stock split approved April 26, 1996 to shareowners of record on May 15, 1996.

 ==============================================================================

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1996 and 1995, the Statement of Consolidated Financial Position as of June 30, 1996 and December 31, 1995, the Statement of Consolidated Cash Flow for the six months ended June 30, 1996 and 1995 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

    Unless otherwise indicated by the context, ``Monsanto'' means Monsanto Company and consolidated subsidiaries, and ``the Company'' means Monsanto Company only.

                                           MONSANTO COMPANY AND SUBSIDIARIES

                                           STATEMENT OF CONSOLIDATED INCOME
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                                   THREE MONTHS           SIX MONTHS
                                                                                      ENDED                 ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                                 ----------------      ----------------
                                                                                  1996      1995        1996      1995
                                                                                 ------    ------      ------    ------
    Net Sales.................................................................   $2,579    $2,482      $4,883    $4,800
    Cost of Goods Sold........................................................    1,296     1,358       2,483     2,682
                                                                                 ------    ------      ------    ------
    Gross Profit..............................................................    1,283     1,124       2,400     2,118
    Marketing Expenses........................................................      382       325         709       621
    Administrative Expenses...................................................      170       143         366       301
    Technological Expenses....................................................      188       181         346       335
    Amortization of Intangible Assets.........................................       31        30          62        55
                                                                                 ------    ------      ------    ------
    Operating Income..........................................................      512       445         917       806
    Interest Expense..........................................................      (51)      (54)        (91)      (96)
    Interest Income...........................................................       14        17          25        28
    Other Income (Expense)--Net...............................................       48         7          54        14
                                                                                 ------    ------      ------    ------
    Income Before Income Taxes................................................      523       415         905       752
    Income Taxes..............................................................      158       125         280       233
                                                                                 ------    ------      ------    ------
    Net Income................................................................   $  365    $  290      $  625    $  519
                                                                                 ------    ------      ------    ------

    Earnings per Share........................................................   $ 0.62    $ 0.51      $ 1.05    $ 0.91
                                                                                 ------    ------      ------    ------
    Dividends per Share.......................................................   $0.150    $0.138      $0.288    $0.264
                                                                                 ------    ------      ------    ------
    Weighted Average Number of Common and
      Common Equivalent Shares (in millions)..................................                          597.6     572.2
                                                                                                       ------    ------

                                      MONSANTO COMPANY AND SUBSIDIARIES

                                STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                                      JUNE 30,   DECEMBER 31,
                                                                                        1996         1995
                                                                                      --------   ------------
                                                   ASSETS
Current Assets:
    Cash and cash equivalents.......................................................   $   197     $   297
    Trade receivables, net of allowances of $61 in 1996 and $57 in 1995.............     2,513       1,629
    Miscellaneous receivables and prepaid expenses..................................       518         596
    Deferred income tax benefit.....................................................       341         415
    Inventories.....................................................................     1,319       1,368
                                                                                       -------     -------
            Total Current Assets....................................................     4,888       4,305
                                                                                       -------     -------
Property, Plant and Equipment.......................................................     7,411       7,237
Less Accumulated Depreciation.......................................................     4,503       4,405
                                                                                       -------     -------
    Net Property, Plant and Equipment...............................................     2,908       2,832
                                                                                       -------     -------
Investments in Affiliates...........................................................       785         544
Intangible Assets, net of accumulated amortization of $723 in 1996 and
  $638 in 1995......................................................................     2,118       1,964
Other Assets........................................................................       954         966
                                                                                       -------     -------
Total Assets........................................................................   $11,653     $10,611
                                                                                       -------     -------

                                     LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Accounts payable................................................................   $   638     $   648
    Accrued liabilities.............................................................     1,745       1,799
    Short-term debt.................................................................     1,400         365
                                                                                       -------     -------
            Total Current Liabilities...............................................     3,783       2,812
                                                                                       -------     -------
Long-Term Debt......................................................................     1,623       1,667
Deferred Income Taxes...............................................................        82          85
Postretirement Liabilities..........................................................     1,477       1,415
Other Liabilities...................................................................       653         900
Shareowners' Equity:
    Common stock (authorized, 850,000,000 shares, par value $2)
        Issued, 821,970,970 shares in 1996 and 164,394,194 shares in 1995...........     1,644         329
        Additional contributed capital..............................................         8         902
        Treasury stock, at cost (241,925,959 shares in 1996 and
          48,923,899 shares in 1995)................................................    (2,696)     (2,550)
    Reserve for ESOP debt retirement................................................      (175)       (181)
    Net unrealized investment holding gains.........................................        26          34
    Accumulated currency adjustment.................................................        19         101
    Reinvested earnings.............................................................     5,209       5,097
                                                                                       -------     -------
            Total Shareowners' Equity...............................................     4,035       3,732
                                                                                       -------     -------
Total Liabilities and Shareowners' Equity...........................................   $11,653     $10,611
                                                                                       -------     -------

                                          MONSANTO COMPANY AND SUBSIDIARIES

                                         STATEMENT OF CONSOLIDATED CASH FLOW
                                                (DOLLARS IN MILLIONS)
                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               -----------------------
                                                                                                1996            1995
                                                                                               ------          -------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
    Net income.............................................................................    $  625          $   519
    Add income taxes.......................................................................       280              233
                                                                                               ------          -------
    Income before income taxes.............................................................       905              752
    Adjustments to reconcile to Cash Provided by (Used in) Operations:
        Income tax payments................................................................      (221)            (201)
        Items that did not use (provide) cash:
            Depreciation and amortization..................................................       284              292
            Other..........................................................................        19               18
        Working capital changes that provided (used) cash:
            Accounts receivable............................................................      (866)            (672)
            Inventories....................................................................        57             (111)
            Accounts payable and accrued liabilities.......................................      (111)            (119)
            Other..........................................................................       (36)             (12)
        Other items........................................................................      (102)              71
                                                                                               ------          -------
Total Cash Provided by (Used in) Operations................................................       (71)              18
                                                                                               ------          -------
Investing Activities:
    Property, plant and equipment purchases................................................      (294)            (209)
    Acquisition of Kelco...................................................................                     (1,062)
    Acquisition and investment payments....................................................      (632)             (93)
    Investment and property disposal proceeds..............................................       131               30
                                                                                               ------          -------
Cash Used in Investing Activities..........................................................      (795)          (1,334)
                                                                                               ------          -------
Financing Activities:
    Net change in short-term financing.....................................................     1,035              861
    Long-term debt proceeds................................................................       129              654
    Long-term debt reductions..............................................................      (159)            (372)
    Treasury stock purchases...............................................................      (253)
    Dividend payments......................................................................      (168)            (148)
    Common stock issued under employee stock plans.........................................       106               88
    Other financing activities.............................................................        76                4
                                                                                               ------          -------
Cash Provided by Financing Activities......................................................       766            1,087
                                                                                               ------          -------
Increase (Decrease) in Cash and Cash Equivalents...........................................      (100)            (229)
Cash and Cash Equivalents:
    Beginning of year......................................................................       297              507
                                                                                               ------          -------
    End of period..........................................................................    $  197          $   278
                                                                                               ------          -------

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $100 million in 1996 and $88 million in 1995.

                       MONSANTO COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

    1. Effective January 1, 1996, Monsanto adopted SFAS No. 123, ``Accounting for Stock-Based Compensation,'' and, as permitted by the standard, has elected to continue following the guidance of APB Opinion No. 25, ``Accounting for Stock Issued to Employees,'' for measurement and recognition of stock-based transactions with employees. Adoption of this new accounting standard will require additional disclosures. It will not have a material effect on the Company's financial position or results of operations.

    2. In March 1996, Monsanto acquired significant equity positions in Calgene, Inc. (``Calgene'') and DeKalb Genetics Corporation (``DeKalb''). The combined investment in these biotechnology businesses totaled approximately $290 million. In May 1996, Monsanto acquired the plant-biotechnology assets of Agracetus from W. R. Grace & Co. for approximately $150 million. On July 26, 1996, the Company's board of directors approved an additional investment in Calgene of $50 million, subject to the approval of Calgene's shareholders, after which Monsanto will be entitled to nominate five of nine authorized directors.

    3. At the Company's annual meeting on April 26, 1996, the shareowners approved an increase in the number of authorized shares of common stock from 200,000,000 to 850,000,000. In conjunction with this action, the Company's board of directors approved a five-for-one stock split to be effected in the form of a stock dividend, payable in shares of Company common stock to shareowners of record on May 15, 1996. The split is reflected in the accompanying statement of consolidated financial position as of June 30, 1996, and all per share amounts in the financial statements, notes to financial statements, and management's discussion and analysis have been adjusted to reflect the new number of shares outstanding.

    4. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (597,579,951 and 572,208,520 in 1996 and 1995, respectively). Common share equivalents (17,752,303 and 11,291,565 in 1996 and 1995, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

    5. Components of inventories at June 30, 1996 and December 31, 1995 were as follows:

                                                         JUNE 30,           DECEMBER 31,
                                                           1996                 1995
                                                         --------           ------------
Finished goods......................................      $  799               $  874
Goods in process....................................         298                  305
Raw materials and supplies..........................         449                  434
                                                          ------               ------
Inventories, at FIFO cost...........................       1,546                1,613
Excess of FIFO over LIFO cost.......................        (227)                (245)
                                                          ------               ------
       Total .......................................      $1,319               $1,368
                                                          ======               ======

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

                       MONSANTO COMPANY AND SUBSIDIARIES

    7. Segment data for the three months and six months ended June 30, 1996 and 1995 were as follows:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                         -----------------------------------------------------------
                                                                   1996                               1995
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         ------         ---------           ------         ---------
    Segment:
        Agricultural Products......................      $1,042           $ 367             $  840           $ 294
        Chemicals..................................         769              77                943              90
        Pharmaceuticals............................         456              36                402              30
        Food Ingredients...........................         312              52                297              48
        Corporate..................................                         (20)                               (17)
                                                         ------           -----             ------           -----
    Total..........................................      $2,579           $ 512             $2,482           $ 445
                                                         ------           -----             ------           -----

                                                                          SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------------------------------
                                                                   1996                               1995
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         ------         ---------           ------         ---------
    Segment:
        Agricultural Products......................      $1,867           $ 639             $1,586           $ 530
        Chemicals..................................       1,505             141              1,913             182
        Pharmaceuticals............................         933              96                788              47
        Food Ingredients...........................         578              77                513              79
        Corporate..................................                         (36)                               (32)
                                                         ------           -----             ------           -----
    Total..........................................      $4,883           $ 917             $4,800           $ 806
                                                         ------           -----             ------           -----

    As of January 1, 1996, the industrial business of the Food Ingredients segment was transferred to Chemicals and Chemicals' food phosphate business was transferred to Food Ingredients. In addition, a small agricultural business was transferred to Chemicals. Segment information for prior periods has been reclassified to conform to the current presentation.

    Financial information for the first six months of 1996 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS--SECOND QUARTER 1996 COMPARED WITH THE SECOND QUARTER
1995

    Net income for the second quarter of 1996 was $365 million, or $0.62 per share, compared with net income of $290 million, or $0.51 per share, in the second quarter of last year. Net sales of $2,579 million were 4 percent higher than the comparable figure in 1995. For the quarter, the Company's gross profit percentage increased to 50 percent compared to 45 percent in the second quarter of last year. This increase can be primarily attributed to an improved

                       MONSANTO COMPANY AND SUBSIDIARIES
sales mix, as current year operations no longer include the styrenics plastics and rubber chemicals businesses that were part of the Chemicals segment last year.

    Net sales for Agricultural Products increased 24 percent versus sales for the same period last year to a record level of $1,042 million. Net sales in the second quarter of 1996 benefited from higher sales volumes of the family of Roundup(R) herbicides. The increased sales volumes reflected continued strong worldwide demand, with significant volume gains in Latin America, Australia and Asia. Also contributing to the increase were higher sales of lawn-and-garden products of the Solaris unit resulting from the effects of a new distribution strategy and increased promotional efforts. The sales increase was also driven by improved sales of Posilac(R) bovine somatotropin and the successful introduction of Roundup Ready(R) soybeans and Bollgard(R) insect-protected cotton, new crops developed through the Company's biotechnology research. Operating income for the segment was up $73 million, or 25 percent, over the prior year, also a quarterly record, primarily the result of higher sales. Increased marketing expenditures used to support new product launches partially offset the increase in operating income which resulted from the higher sales.

    Net sales and operating income for Chemicals declined $174 million and $13 million, respectively, for the quarter compared with net sales and operating income in the same period in 1995, primarily because prior year operations reflect sales and operating income from the Company's styrenics plastics business which was divested at the end of 1995. However, if sales and operating income of the styrenics plastics business are excluded, sales were essentially even with second-quarter 1995 sales and operating income declined moderately. Sales volume increases, particularly for specialty chemicals, fibers and Saflex(R) plastic interlayer were offset by lower average selling prices. The decrease in operating income was due primarily to higher manufacturing costs associated with lower capacity utilization.

    Pharmaceutical net sales for the quarter increased 13 percent, or $54 million over the second quarter of 1995 to a record $456 million. Operating income in the second quarter of 1996 of $36 million increased 20 percent, or $6 million, over the second quarter of 1995. The increase in net sales and operating income was primarily due to the addition of the women's health care product lines acquired from Syntex in September of 1995. In addition, the launch of Covera-HS(R), a chronotherapeutic drug used in the treatment of hypertension and angina, and higher sales of key growth products also contributed to the sales increase. Operating results continued to benefit from cost sharing alliances and licensing agreements. The increase in operating income resulting from the higher sales was partially offset by higher investments in marketing and research and development. The higher marketing expenses were primarily the result of costs associated with the launch of Covera-HS(R) and expenditures incurred to support the sales growth in key products. Increased research and development expenses were associated with new product candidates that are moving into the later, more expensive stages of clinical trials.

    Food Ingredient net sales and operating income for the second quarter of 1996 were up 5 percent and 8 percent, respectively, over the same period last year. The improved sales and operating income performance can be primarily attributed to higher sales volumes, particularly for aspartame, biogums and tabletop sweeteners. Operating income also benefited from lower manufacturing costs. These increases in operating income were partially offset by higher advertising and promotion expenses for tabletop sweeteners.

    For Monsanto, marketing expenses for the second quarter of 1996 were higher than the comparable period in 1995, primarily because of the aforementioned new product launch costs for Agricultural Products and Pharmaceuticals, as well as increased spending on growth initiatives. The increase in administrative expenses for Monsanto in the second quarter of 1996 over those in the second quarter of last year was principally the result of higher spending on growth and other strategic initiatives. The increase in ``Other Income (Expense) - Net'' for the second quarter of 1996 can be primarily attributed to a gain from the sale of certain pharmaceutical assets and an increase in earnings from equity affiliates.

RESULTS OF OPERATIONS--FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS
1995

    Net income for the first six months of 1996 was $625 million, or $1.05 per share, compared with net income of $519 million, or $0.91 per share, in the first six months of last year. Net sales of $4,883 million were 2 percent higher

                       MONSANTO COMPANY AND SUBSIDIARIES
than the comparable figure in 1995. For the first six months of 1996, the Company's gross profit percentage increased to 49 percent compared to 44 percent for the first six months of 1995. As previously indicated, this increase can be attributed to an improved sales mix, as current year operations no longer include the styrenics plastics and rubber chemicals businesses that were part of the Chemicals segment last year.

    Net sales for Agricultural Products increased 18 percent, or $281 million, during the first six months of 1996 compared to the same period in 1995. The increase in net sales in 1996 was primarily the result of higher worldwide sales volumes of Roundup(R) herbicide. Continued increases in conservation tillage practices, favorable weather conditions in certain key markets and an increase in planted acreage have driven the increased demand. Also contributing to the sales growth were improved sales of lawn-and-garden products of the Solaris unit and higher sales of Posilac(R) bovine somatotropin. In addition, successful introductions of new products such as Roundup(R) Ultra herbicide, Roundup Ready(R) soy beans and Bollgard(R) insect-protected cotton helped to fuel the sales growth. Operating income in 1996 increased $109 million, or 21 percent, compared with the results for the first six months of 1995, primarily because of increased sales volumes and lower manufacturing and other costs.
The increase in operating income was partially offset by higher marketing expenditures used to support new product introductions, as well as higher biotechnology research and development spending.

    Net sales and operating income for Chemicals declined $408 million and $41 million, respectively, for the six months ended June 30, 1996 compared with net sales and operating income in the same period in 1995, primarily because prior year operations reflect sales and operating income from the Company's styrenics plastics business which was divested at the end of 1995 and the Company's rubber chemicals business which was contributed to the formation of a joint venture in May of 1995. Excluding sales and operating income from these businesses and other nonrecurring items in the first half of 1995, Chemicals' sales for the first half of 1996 would have increased $83 million, while operating income would have decreased $22 million. The sales increase can be attributed to higher sales volumes, partially offset by lower average selling prices. The decrease in operating income was primarily the result of higher manufacturing costs due, in part, to costs associated with downtime for maintenance and capacity expansion projects. In addition, higher spending on growth initiatives negatively affected operating income.

    Pharmaceuticals' net sales and operating income for the first half of 1996 increased $145 million and $49 million, respectively, over net sales and operating income in the same period last year. These increases can be attributed to sales of key growth products: Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments. In the first six months of 1996, sales of these growth products increased 31 percent over sales for the same period in 1995. In addition, the women's health care product lines, acquired from Syntex in September of 1995, contributed to the improved sales and operating income performance. Sales growth was also fueled by the launch of Covera-HS(R). Increased expenditures for marketing and product development costs were offset, in part, by cost-sharing payments from alliances and licensing agreements.

    Net sales for Food Ingredients increased $65 million in the first half of 1996 compared to the first half of 1995. Operating income for the first six months of 1996 declined slightly versus operating income for the same period last year. The sales increase was primarily the result of higher aspartame sales volumes and the addition of sales from Kelco which was acquired in February 1995. The decrease in operating income was principally due to higher administrative expenses associated with growth initiatives and other costs, as well as higher advertising and promotion costs for tabletop sweeteners.

    For Monsanto, marketing expenses for the first half of 1996 were higher than the comparable period in 1995, primarily because of new-product launch costs for Agricultural Products and Pharmaceuticals. The increase in administrative expenses was principally due to higher costs associated with various employee incentive programs, as well as increased spending on growth initiatives and other programs. The increase in ``Other Income (Expense) - Net'' for the first six months of 1996 over the same period in 1995 can be attributed to gains on the sales of certain assets and higher currency gains. This increase in ``Other Income (Expense) - Net'' was partially offset by lower earnings from equity affiliates.

                       MONSANTO COMPANY AND SUBSIDIARIES

CHANGES IN FINANCIAL CONDITION--JUNE 30, 1996 COMPARED WITH DECEMBER 31, 1995

    Working capital at June 30, 1996 decreased to $1,105 million from $1,493 million at December 31, 1995, primarily because of higher short-term debt offset, in part, by a seasonal increase in trade receivables. The current ratio was 1.3 at June 30, 1996 and 1.5 at year-end 1995. The percent of total debt to total capitalization increased to 43 percent at June 30, 1996 versus 35 percent at year-end 1995 primarily because of the increase in short-term debt. The increase in ``Investments in Affiliates'' at June 30, 1996 was principally the result of the equity positions taken in Calgene and DeKalb. The increase in ``Intangible Assets'' at June 30, 1996 was primarily attributable to the acquisition of the plant-biotechnology assets of Agracetus.

    Cash used in operations totaled a net $71 million in 1996, compared with cash provided by operations of $18 million in 1995. The decrease in cash flow from operations resulted primarily from higher seasonal working capital requirements for Agricultural Products and higher payouts associated with employee incentive programs and other reserves. Investing activities in 1996 used $795 million, principally for the equity investments in Calgene and DeKalb and for the acquisition of the plant-biotechnology assets of Agracetus. The increase in short-term financing was primarily used to finance investment activity and higher seasonal working capital levels for Agricultural Products. During the first six months of 1996, Monsanto purchased in the market 8.2 million shares of its stock for $253 million, the market value on the dates of the purchases.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1995, described a number of lawsuits relating to the Brio Superfund site near Houston, Texas. (a) A number of lawsuits were described that are pending in Harris County, Texas, District Courts and the United States District Court for the Southern District of Texas on behalf of a number of plaintiffs who owned homes or lived in the Southbend, Sageglen or other subdivisions, attended school in the Southbend subdivision, or used nearby recreational baseball fields. As a result of settlements and amendments to the petitions in some of these cases, there are now pending nine actions brought on behalf of 953 individual plaintiffs and one business partnership. (b) Two actions were described that had been brought in Harris County District Court on behalf of plaintiffs who are former employees of the owners/operators of the Brio site and members of those employees' families or persons who worked near the Brio site. As a result of amendments to the petition in one of these actions, there are now pending two such cases brought on behalf of 406 plaintiffs.

    The Company's Report on Form 10-K for the year ended December 31, 1995, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co., a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of August 1, 1996, there were approximately 16 cases pending in various U.S. state and federal courts and approximately 351 cases filed outside the United States (the vast majority in Australia).

    The Company's Report on Form 10-K for the year ended December 31, 1995, and the Company's Report on Form 10-Q for the quarter ended March 31, 1996, described a number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. An agreement reached by several defendants, not including Searle, to settle the federal class action case, was approved by the trial judge on June 21, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of stockholders on April 26, 1996, five matters were submitted to a vote of stockholders.

    1. The following directors were elected, each to hold office until the next Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation, or removal. Votes were cast as follows:

                                                                               VOTES
                                                          VOTES              ``WITHHOLD
                       NAME                              ``FOR''             AUTHORITY''
                       ----                              -------             ----------
Robert B. Shapiro.................................      106,581,503             695,283
Joan T. Bok.......................................      106,553,825             722,961
Robert M. Heyssel.................................      106,575,484             701,302
Gwendolyn S. King.................................      106,507,705             769,081
Philip Leder......................................      106,271,528           1,005,258
Howard M. Love....................................      106,578,908             697,878
Frank A. Metz, Jr.................................      106,624,605             652,181
Jacobus F. M. Peters..............................      106,578,702             698,084
Nicholas L. Reding................................      106,648,598             628,188
John S. Reed......................................       97,570,370           9,706,416
William D. Ruckelshaus............................      106,600,415             676,371
John B. Slaughter.................................      106,595,774             681,012

    2. The amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 850,000,000 shares was approved by the shareholders. A total of 102,740,785 votes were cast in favor of the amendment, 4,092,665 votes were cast against it, and 443,336 votes were counted as abstentions.

    3. The Monsanto Management Incentive Plan of 1996 was approved by the stockholders. A total of 74,917,101 votes were cast in favor of it, 24,990,137 votes were cast against it, 843,836 votes were counted as abstentions, and 6,525,712 votes were counted as broker non-votes.

    4. The Monsanto Executive Stock Purchase Incentive Plan was approved by the stockholders. A total of 94,844,558 votes were cast in favor of it, 4,967,914 votes were cast against it, 938,603 votes were counted as abstentions, and 6,525,711 votes were counted as broker non-votes.

    5. The appointment by the Board of Directors of Deloitte & Touche as principal independent auditors for the year 1996 was ratified by the stockholders. A total of 106,293,874 votes were cast in favor of ratification, 546,039 votes were cast against it, and 436,873 votes were counted as abstentions.

    Brokers were permitted to vote on the election of directors, amendment to the Articles of Incorporation, and ratification of auditors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in those matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 11 of this report.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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

                                                    MONSANTO COMPANY
                                           -------------------------------------
                                                      (Registrant)

                                                  /s/ MICHAEL R. HOGAN
                                           -------------------------------------
                                              Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Principal Accounting Officer)

Date: August 13, 1996

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                                  DESCRIPTION
  -------                                                  -----------

     2        Omitted--Inapplicable

     3        Omitted--Inapplicable

     4        Omitted--Inapplicable

     10       1. Monsanto Management Incentive Plan of 1996 (incorporated herein by reference to Appendix A of the
                 Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1996)

              2. Monsanto Executive Stock Purchase Incentive Plan (incorporated herein by reference to Appendix B of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1996)

     11       Omitted--Inapplicable; see Note 4 of Notes to Financial Statements on page 4

     15       Omitted--Inapplicable

     18       Omitted--Inapplicable

     19       Omitted--Inapplicable

     22       Omitted--Inapplicable

     23       Consent of Company Counsel

     24       Omitted--Inapplicable

     27       Financial Data Schedule

     99       Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries