Form 10-Q
period 1996-09-30
MONSANTO CO
filed 1996-11-13
CIK 67686

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

  (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                (314) 694-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    --------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                         OUTSTANDING AT
               CLASS                                                   SEPTEMBER 30, 1996
               -----                                                   ------------------

     COMMON STOCK, $2 PAR VALUE                                       588,020,312 SHARES<F*>
     --------------------------                                       ----------------------

<F*>Adjusted for five-for-one stock split approved April 26, 1996 to shareowners of record on May 15, 1996.

 ==============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1996 and 1995, the Statement of Consolidated Financial Position as of September 30, 1996 and December 31, 1995, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1996 and 1995 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

    Unless otherwise indicated by the context, ``Monsanto'' means Monsanto Company and consolidated subsidiaries, and ``the Company'' means Monsanto Company only.

                                           MONSANTO COMPANY AND SUBSIDIARIES

                                           STATEMENT OF CONSOLIDATED INCOME
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                                   THREE MONTHS           SIX MONTHS
                                                                                      ENDED                 ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  --------------        --------------
                                                                                  1996      1995        1996      1995
                                                                                  ----      ----        ----      ----
    Net Sales.................................................................   $2,176    $2,048      $7,059    $6,848
    Cost of Goods Sold........................................................    1,148     1,180       3,631     3,862
                                                                                 ------    ------      ------    ------
    Gross Profit..............................................................    1,028       868       3,428     2,986
    Marketing Expenses........................................................      335       302       1,044       923
    Administrative Expenses...................................................      167       139         533       440
    Technological Expenses....................................................      213       173         559       508
    Amortization of Intangible Assets.........................................       32        30          94        85
                                                                                 ------    ------      ------    ------
    Operating Income..........................................................      281       224       1,198     1,030
    Interest Expense..........................................................      (43)      (47)       (134)     (143)
    Interest Income...........................................................       14        18          39        46
    Other Income (Expense)--Net...............................................      (21)        8          33        22
                                                                                 ------    ------      ------    ------
    Income Before Income Taxes................................................      231       203       1,136       955
    Income Taxes..............................................................       61        63         341       296
                                                                                 ------    ------      ------    ------
    Net Income................................................................   $  170    $  140      $  795    $  659
                                                                                 ------    ------      ------    ------

    Earnings per Share........................................................   $ 0.28    $ 0.23      $ 1.33    $ 1.14
                                                                                 ------    ------      ------    ------
    Dividends per Share.......................................................   $0.150    $0.138      $0.438    $0.402
                                                                                 ------    ------      ------    ------
    Weighted Average Number of Common and
      Common Equivalent Shares (in millions)..................................                          597.9     576.8
                                                                                                       ------    ------

                                   MONSANTO COMPANY AND SUBSIDIARIES

                              STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                               SEPTEMBER 30, DECEMBER 31,
                                                                                   1996         1995
                                                                               ------------  ------------
                                                 ASSETS
Current Assets:
    Cash and cash equivalents.................................................. $   122       $   297
    Trade receivables, net of allowances of $51 in 1996 and $57 in 1995........   2,165         1,629
    Miscellaneous receivables and prepaid expenses.............................     414           596
    Deferred income tax benefit................................................     365           415
    Inventories................................................................   1,361         1,368
                                                                                -------       -------
            Total Current Assets...............................................   4,427         4,305
                                                                                -------       -------
Property, Plant and Equipment..................................................   7,460         7,237
Less Accumulated Depreciation..................................................   4,485         4,405
                                                                                -------       -------
    Net Property, Plant and Equipment..........................................   2,975         2,832
                                                                                -------       -------
Investments in Affiliates......................................................     785           544
Intangible Assets, net of accumulated amortization of $755 in 1996 and
  $638 in 1995.................................................................   2,096         1,964
Other Assets...................................................................     880           966
                                                                                -------       -------
Total Assets................................................................... $11,163       $10,611
                                                                                -------       -------

                                  LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Accounts payable........................................................... $   566       $   648
    Accrued liabilities........................................................   1,810         1,799
    Short-term debt............................................................     854           365
                                                                                -------       -------
            Total Current Liabilities..........................................   3,230         2,812
                                                                                -------       -------
Long-Term Debt.................................................................   1,603         1,667
Deferred Income Taxes..........................................................      74            85
Postretirement Liabilities.....................................................   1,495         1,415
Other Liabilities..............................................................     612           900
Shareowners' Equity:
    Common stock (authorized, 850,000,000 shares, par value $2)
        Issued, 821,970,970 shares in 1996 and 164,394,194 shares in 1995......   1,644           329
        Additional contributed capital.........................................      24           902
        Treasury stock, at cost (239,752,408 shares in 1996 and
          48,923,899 shares in 1995)...........................................  (2,680)       (2,550)
    Reserve for ESOP debt retirement...........................................    (177)         (181)
    Net unrealized investment holding gains....................................      10            34
    Accumulated currency adjustment............................................      36           101
    Reinvested earnings........................................................   5,292         5,097
                                                                                -------       -------
            Total Shareowners' Equity..........................................   4,149         3,732
                                                                                -------       -------
Total Liabilities and Shareowners' Equity...................................... $11,163       $10,611
                                                                                -------       -------

                                          MONSANTO COMPANY AND SUBSIDIARIES

                                         STATEMENT OF CONSOLIDATED CASH FLOW
                                                (DOLLARS IN MILLIONS)
                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                --------------------
                                                                                                1996            1995
                                                                                                ----            ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
    Net income.............................................................................    $  795          $   659
    Add income taxes.......................................................................       341              296
                                                                                               ------          -------
    Income before income taxes.............................................................     1,136              955
    Adjustments to reconcile to Cash Provided by Operations:
        Income tax payments................................................................      (244)            (258)
        Items that did not use (provide) cash:
            Depreciation and amortization..................................................       436              445
            Other..........................................................................        27               (7)
        Working capital changes that provided (used) cash:
            Accounts receivable............................................................      (519)            (259)
            Inventories....................................................................        15             (171)
            Accounts payable and accrued liabilities.......................................      (192)            (133)
            Other..........................................................................         9              (43)
        Other items........................................................................       (58)             107
                                                                                               ------          -------
Total Cash Provided by Operations..........................................................       610              636
                                                                                               ------          -------
Investing Activities:
    Property, plant and equipment purchases................................................      (458)            (341)
    Acquisition of Kelco and pharmaceutical product line...................................                     (1,293)
    Acquisition and investment payments....................................................      (644)            (116)
    Investment and property disposal proceeds..............................................       170               43
                                                                                               ------          -------
Cash Used in Investing Activities..........................................................      (932)          (1,707)
                                                                                               ------          -------
Financing Activities:
    Net change in short-term financing.....................................................       489              492
    Long-term debt proceeds................................................................       115              656
    Long-term debt reductions..............................................................      (164)            (383)
    Treasury stock purchases...............................................................      (253)
    Dividend payments......................................................................      (255)            (226)
    Common stock issued under employee stock plans.........................................       123              157
    Other financing activities.............................................................        92               12
                                                                                               ------          -------
Cash Provided by Financing Activities......................................................       147              708
                                                                                               ------          -------
Increase (Decrease) in Cash and Cash Equivalents...........................................      (175)            (363)
Cash and Cash Equivalents:
    Beginning of year......................................................................       297              507
                                                                                               ------          -------
    End of period..........................................................................    $  122          $   144
                                                                                               ------          -------

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $131 million in 1996 and $122 million in 1995.

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

    2. In March 1996, Monsanto acquired significant equity positions in Calgene, Inc. (``Calgene'') and DeKalb Genetics Corporation (``DeKalb''). The combined investment in these biotechnology businesses totaled approximately $290 million. In May 1996, Monsanto acquired the plant-biotechnology assets of Agracetus from W. R. Grace & Co. for approximately $150 million. On July 26, 1996, the Company's board of directors approved an additional investment in Calgene of $50 million, subject to the approval of Calgene's shareholders, after which Monsanto will be entitled to nominate five of the nine authorized directors. In September 1996, the Company signed a letter of intent to acquire the Asgrow Agronomics seed business from Empresas La Moderna, S.A. for $240 million.

    3. At the Company's annual meeting on April 26, 1996, the shareowners approved an increase in the number of authorized shares of common stock from 200,000,000 to 850,000,000. In conjunction with this action, the Company's board of directors approved a five-for-one stock split to be effected in the form of a stock dividend, payable in shares of Company common stock to shareowners of record on May 15, 1996. The split is reflected in the accompanying statement of consolidated financial position as of September 30, 1996, and all per share amounts in the financial statements, notes to financial statements, and management's discussion and analysis have been adjusted to reflect the new number of shares outstanding.

    4. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (597,931,214 and 576,790,750 in 1996 and 1995, respectively). Common share equivalents (17,642,386 and 12,447,660 in 1996 and 1995, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

    5. Components of inventories at September 30, 1996 and December 31, 1995 were as follows:

                                                 SEPTEMBER 30,              DECEMBER 31,
                                                     1996                      1995
                                                 -------------              ------------
Finished goods................................      $  831                    $  874
Goods in process..............................         303                       305
Raw materials and supplies....................         450                       434
                                                    ------                    ------
Inventories, at FIFO cost.....................       1,584                     1,613
Excess of FIFO over LIFO cost.................        (223)                     (245)
                                                    ------                    ------
    Total.....................................      $1,361                    $1,368
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

    7. Segment data for the three months and nine months ended September 30, 1996 and 1995 were as follows:

                       MONSANTO COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                                   1996                               1995
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
    Segment:
        Agricultural Products......................      $  613          $   92            $  464          $   47
        Chemicals..................................         773             101               873              83
        Pharmaceuticals............................         497              49               435              62
        Food Ingredients...........................         293              55               276              43
        Corporate..................................                         (16)                              (11)
                                                         ------          ------            ------          ------
    Total..........................................      $2,176          $  281            $2,048          $  224
                                                         ------          ------            ------          ------

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                                   1996                               1995
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
    Segment:
        Agricultural Products......................      $2,480          $  731            $2,050          $  577
        Chemicals..................................       2,278             242             2,786             265
        Pharmaceuticals............................       1,430             145             1,223             109
        Food Ingredients...........................         871             132               789             122
        Corporate..................................                         (52)                              (43)
                                                         ------          ------            ------          ------
    Total..........................................      $7,059          $1,198            $6,848          $1,030
                                                         ------          ------            ------          ------

    As of January 1, 1996, the industrial business of the Food Ingredients segment was transferred to Chemicals and Chemicals' food phosphate business was transferred to Food Ingredients. In addition, a small agricultural business was transferred to Chemicals. Segment information for prior periods has been reclassified to conform to the current presentation.

    Financial information for the first nine months of 1996 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note 7 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS--THIRD QUARTER 1996 COMPARED WITH THE THIRD QUARTER 1995

    Net income for the third quarter of 1996 was $170 million, or $0.28 per share, compared with net income of $140 million, or $0.23 per share, in the third quarter of last year. Net sales increased to a record $2,176 million and were 6 percent higher than the comparable figure in 1995. For the quarter, the Company's gross profit percentage increased to 47 percent compared to 42 percent in the third quarter of last year. This increase can be primarily attributed to an

                       MONSANTO COMPANY AND SUBSIDIARIES
improved sales mix, as current year operations no longer include the styrenics plastics business that was part of the Chemicals segment last year.

    Third quarter net sales for Agricultural Products increased 32 percent over sales for the same period last year to a record level of $613 million. The increase was fueled by higher worldwide sales volumes of the family of Roundup(R) herbicides. The practice of conservation tillage continues to be the primary driver behind the growth in worldwide sales volume. Also contributing to the increase were higher sales of Posilac(R) bovine somatotropin and higher sales of lawn-and-garden products of the Solaris unit. Operating income for the segment increased to $92 million, nearly double the operating results for the same period in 1995. The increase in operating income, primarily the result of higher sales, was partially offset by increased marketing expenditures and higher technological expenses for biotechnological research.

    Net sales for Chemicals declined $100 million for the quarter compared with net sales in the third quarter of 1995, while operating income increased $18 million over the same period last year. Prior year operations reflect sales and operating income from the Company's styrenics plastics business which was divested at the end of 1995. If sales and operating income of this business are excluded, sales and operating income for the quarter increased moderately over the third quarter of 1995. Prior year earnings also reflect a net gain from litigation settlements. The improved operating performance was driven by higher sales volumes for the fibers business, performance materials and Saflex(R) plastic interlayer. Reduced manufacturing costs for specialty chemicals and fibers also contributed to the increase in operating income.

    Pharmaceuticals' net sales for the quarter increased 14 percent, or $62 million over the third quarter of 1995 to $497 million. Operating income in the third quarter of 1996 declined $13 million when compared to the same period last year. However, operating income in 1995 includes $20 million for favorable revenue adjustments under certain sales rebate programs in the United States for product sales made in prior years. Excluding these adjustments, operating income increased 17 percent in the third quarter of 1996 versus the same period last year. The increase in net sales and operating income was primarily due to strong sales performances of Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments. Combined third quarter sales of these products increased 53 percent over the same period last year. This increase more than offset the effect of significantly lower sales of Calan(R), a calcium channel blocker. The increased operating performance in the third quarter also benefited from the addition of the women's health care product lines acquired from Syntex in September of 1995. The increase in operating income resulting from the higher sales was partially offset by higher investments in marketing and research and development. The higher marketing expenses were primarily associated with new product launch costs and expenditures incurred to support the sales growth in key products. Increased research and development expenses were associated with new product candidates that are moving into the later, more expensive stages of clinical trials. The third quarter of 1995 also benefited from cost-sharing payments from alliances.

    Food Ingredients' net sales and operating income for the third quarter of 1996 were up 6 percent and 28 percent, respectively, over the same period last year. The improved sales and operating income performance can be primarily attributed to higher sales volumes, particularly for tabletop sweeteners. The timing of aspartame shipments to major accounts, as well as lower operating expenses also contributed to the improved operating performance. These increases in operating income were partially offset by lower average pricing on aspartame sales and higher advertising and promotion expenses for tabletop sweeteners.

    For Monsanto, marketing expenses for the third quarter of 1996 were higher than the comparable period in 1995, primarily because of the aforementioned new product launch costs for Agricultural Products and Pharmaceuticals. The increase in administrative expenses for Monsanto in the third quarter of 1996 over those in the third quarter of last year was principally the result of higher spending on growth and other strategic initiatives. Technological expenses for the third quarter of 1996 were higher than the same period last year principally because of higher research and development expenses in the Agricultural Products and Pharmaceuticals segments. The decrease in ``Other Income (Expense) - Net'' for the third quarter of 1996 can be primarily attributed to lower earnings from equity affiliates, principally associated with the Calgene and DeKalb investments.

                       MONSANTO COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS--FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS
1995

    Net income for the first nine months of 1996 was $795 million, or $1.33 per share, compared with net income of $659 million, or $1.14 per share, in the first nine months of last year. Net sales of $7,059 million were 3 percent higher than the comparable figure in 1995. For the first nine months of 1996, the Company's gross profit percentage increased to 49 percent compared to 44 percent for the first nine months of 1995. As previously indicated, this increase can be attributed to an improved sales mix, as current year operations no longer include the styrenics plastics and rubber chemicals businesses that were part of the Chemicals segment last year.

    Net sales for Agricultural Products increased 21 percent, or $430 million, during the first nine months of 1996 compared to the same period in 1995. The increase in net sales in 1996 was primarily the result of higher worldwide sales volumes of the family of Roundup(R) herbicides. Most world areas posted solid sales volume gains in 1996. Continued increases in conservation tillage practices, favorable weather conditions in certain key markets and an increase in planted acreage have driven the increased demand. Also contributing to the sales growth were improved sales of lawn-and-garden products of the Solaris unit and higher sales of Posilac(R) bovine somatotropin. In addition, successful introductions of new products such as Roundup(R) Ultra herbicide, Roundup Ready(R) soybeans and Bollgard(R) insect-protected cotton helped to fuel the sales growth. Operating income in 1996 increased $154 million, or 27 percent, compared with the results for the first nine months of 1995, primarily because of increased sales volumes. The increase in operating income was partially offset by higher marketing expenditures used to support new product introductions, as well as higher biotechnology research and development spending.

    Net sales and operating income for Chemicals declined $508 million and $23 million, respectively, for the nine months ended September 30, 1996 compared with net sales and operating income in the same period in 1995, primarily because prior year operations reflect sales and operating income from the Company's styrenics plastics business which was divested at the end of 1995 and the Company's rubber chemicals business which was contributed to the formation of a joint venture in May of 1995. Excluding sales and operating income from these businesses and other nonrecurring items in the first nine months of 1995, Chemicals' sales through September 1996 would have increased $135 million, while operating income would have been essentially even with the prior year. The sales increase can be attributed to higher sales volumes, partially offset by lower average selling prices. The effect of the sales increase was offset primarily by higher manufacturing costs due, in part, to costs associated with downtime for maintenance and capacity expansion projects.

    Pharmaceuticals' net sales and operating income for the first nine months of 1996 increased $207 million and $36 million, respectively, over net sales and operating income in the same period last year. Prior year results reflect the impact of favorable adjustments under certain sales rebate programs in the United States from prior years. The increases in net sales and operating income can be attributed to sales of Ambien(R), Daypro(R) and Arthrotec(R). In the first nine months of 1996, sales of these products increased 39 percent over sales for the same period in 1995. In addition, the women's health care product lines, acquired from Syntex in September of 1995, contributed to the improved sales and operating income performance. Sales growth was also fueled by the launch of Covera-HS(R), a chronotherapeutic drug used in the treatment of hypertension and angina. Lower sales of Calan(R) partially offset the overall sales increase. Increased expenditures for marketing and product development costs were offset, in part, by cost-sharing payments from alliances and licensing agreements.

    Net sales for Food Ingredients increased $82 million during the first nine months of 1996 compared to the first nine months of 1995. Operating income for the first nine months of 1996 increased $10 million over operating income for the same period last year. The sales increase was primarily the result of higher aspartame sales, principally due to the timing of shipments to major accounts, and higher sales of biogum products. Also contributing to the sales increase were higher sales volumes of tabletop sweeteners. The increase in operating income can be primarily attributed to the effect of higher sales, as well as lower manufacturing costs. The increase in operating income was partially offset by higher advertising and promotion costs for tabletop sweeteners, as well as higher administrative expenses associated with growth initiatives and other costs.

                       MONSANTO COMPANY AND SUBSIDIARIES

    For Monsanto, marketing expenses for the nine months of 1996 were higher than the comparable period in 1995, primarily because of new-product launch costs for Agricultural Products and Pharmaceuticals. The increase in administrative expenses was principally due to higher costs associated with various employee incentive programs, as well as increased spending on growth initiatives and other programs. The increase in ``Other Income (Expense) - Net'' for the first nine months of 1996 over the same period in 1995 can be attributed to gains on the sales of certain assets and higher currency gains. This increase in ``Other Income (Expense) - Net'' was partially offset by lower earnings from equity affiliates, principally associated with the Calgene and DeKalb investments.

CHANGES IN FINANCIAL CONDITION--SEPTEMBER 30, 1996 COMPARED WITH DECEMBER 31,
1995

    Working capital at September 30, 1996 decreased to $1,197 million from $1,493 million at December 31, 1995, primarily because of higher short-term debt offset, in part, by a seasonal increase in trade receivables. The current ratio was 1.4 at September 30, 1996 and 1.5 at year-end 1995. The percent of total debt to total capitalization increased to 37 percent at September 30, 1996 versus 35 percent at year-end 1995 primarily because of the increase in short-term debt. The increase in ``Investments in Affiliates'' at September 30, 1996 was principally the result of the equity positions taken in Calgene and DeKalb. The increase in ``Intangible Assets'' at September 30, 1996 was primarily attributable to the acquisition of the plant-biotechnology assets of Agracetus.

    Cash provided by operations totaled a net $610 million in 1996, compared with cash provided by operations of $636 million in 1995. The decrease in cash flow from operations resulted primarily from higher seasonal working capital requirements for Agricultural Products and higher payouts associated with employee incentive programs and other reserves. Investing activities in 1996 used $932 million, principally for the equity investments in Calgene and DeKalb and for the acquisition of the plant-biotechnology assets of Agracetus. The increase in short-term financing was primarily used to finance investment activity and higher seasonal working capital levels for Agricultural Products. During the first nine months of 1996, Monsanto purchased in the market 8.2 million shares of its stock for $253 million, the market value on the dates of the purchases.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1995, described an administrative Complaint and Proposed Compliance Order issued by the U.S. Environmental Protection Agency (``EPA'') alleging violations by the Company of certain sections of the Resource Conservation and Recovery Act. The Company has signed a Consent Agreement which includes penalties substantially less than the $555,900 amount proposed by the EPA, but the Agreement has not yet been executed by EPA.

    The Company's Report on Form 10-K for the year ended December 31, 1995, and the Company's Reports on Form 10-Q for the quarters ended March 31, 1996, and June 30, 1996, described a number of related actions brought in federal and/or state court, against G. D. Searle & Co. (``Searle'') and numerous other defendants, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. An agreement reached by several defendants, not including Searle, to settle the federal class action case, was approved by the trial judge on June 21, 1996. Certain members of the class objected to the settlement and have appealed the approval by the trial judge to the U.S. Court of Appeals for the Seventh Circuit.

ITEM 5. OTHER INFORMATION

    On October 10, 1996, Monsanto announced that it is analyzing alternatives for the future of its chemical businesses, including: separating the corporation into two public companies, one a life sciences company and the other a chemical company; combining the chemical businesses with one or more other companies; or keeping the chemical businesses and restructuring them.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 11 of this report.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

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



Date: November 13, 1996

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

     2        Omitted--Inapplicable

     3        Omitted--Inapplicable

     4        Omitted--Inapplicable

     10       Omitted--Inapplicable

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