Form 10-K405
period 1996-12-31
MONSANTO CO
filed 1997-03-24
CIK 67686

                                    1 9 9 6
===============================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                            -----------------
                                       OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-2516
                                                ------
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
                                      NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES    X    NO
                                               -----     -----
    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $21.4 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 1997.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 590,765,089 SHARES OF COMMON STOCK, $2 PAR VALUE, OUTSTANDING AT FEBRUARY 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF MONSANTO COMPANY ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996. (PARTS I AND II OF FORM 10-K.)

2. PORTIONS OF MONSANTO COMPANY NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 13, 1997. (PART III OF FORM 10-K.)
================================================================================

                                     PART I

ITEM 1. BUSINESS.

    Monsanto Company and its subsidiaries are engaged in the worldwide manufacture and sale of a diversified line of agricultural products; pharmaceuticals; food ingredients; and chemical products. Monsanto Company was incorporated in 1933 under Delaware law and is the successor to a Missouri corporation, Monsanto Chemical Works, organized in 1901. Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and the "Company" means Monsanto Company only.

RECENT DEVELOPMENTS

    In December 1996, the Company's Board of Directors approved a plan, subject to shareholder approval and other conditions, to spin off the Company's chemical businesses to its shareowners. In addition, the Board approved the recording of pretax restructuring and other special charges totaling $716 million ($500 million aftertax, or $0.84 per share). This charge is intended to cover the costs necessary to exit the chemicals businesses and to complete the spinoff, the costs associated with the closure or rationalization of certain facilities, asset write-offs, and work force reductions. See "Review of Consolidated
Results of Operations," "Review of Consolidated Results of Operations--Events Affecting Comparability," and "Restructuring and Other Actions," on pages 29 and 50, respectively, of the Company's Annual Report to shareowners for the year ended December 31, 1996 (the "1996 Annual Report").

    In February 1997, the Company acquired the Asgrow Agronomics seed business from Empresas La Moderna, S.A., for $240 million. In January 1997, Monsanto announced that it had reached separate agreements to acquire Holden's Foundation Seeds, Inc., Corn States Hybrid Service, Inc. and Corn States International S.a.r.l., for a total cost of up to $1.02 billion. See "Review of Changes in Financial Position" and "Principal Acquisitions and Divestitures" on pages 45 and 52, respectively, of the 1996 Annual Report.

    In March 1996, Monsanto acquired a significant equity position in Calgene, Inc. ("Calgene"). In November 1996, Monsanto acquired a controlling interest in Calgene, allowing Monsanto the right to nominate five of the nine authorized directors on Calgene's Board. In January 1997, Monsanto made a proposal to the Board of Directors of Calgene to acquire the remaining shares outstanding of Calgene. The proposal is subject, among other things, to the approval of a special committee of Calgene's Board of Directors.

INDUSTRY SEGMENTS; PRINCIPAL PRODUCTS

    For 1996, Monsanto reported its business under four industry segments:
Agricultural Products, Pharmaceuticals, Food Ingredients and Chemicals. The tabular and narrative information appearing under "Segment Data" and "Geographic Data" on pages 34, 35 and 43 of the 1996 Annual Report is incorporated herein by reference.

    The following is a list of principal products categorized by major end-use markets, within the industry segments in which they were reported for 1996.

AGRICULTURAL PRODUCTS

                                                      Major End-Use             Manufacturing           Major Raw Materials
  Major End-Use Markets      Major Products      Products & Applications          Locations                & Components
  ---------------------      --------------      -----------------------        -------------           -------------------
Agricultural, industrial, Roundup(R) herbicide  Multipurpose, non-        Alvin, TX; Antwerp,         Disodiumiminodiacetate;
turf and ornamental       and other glyphosate- selective agricultural    and Belgium; Fayetteville,  Phosphorus Trichloride
applications              based herbicides      industrial applications   NC; Luling, LA; Melbourne,
                                                                          Australia; Sao Jose dos
                                                                          Campos, Brazil
                          ------------------------------------------------------------------------------------------------------
                          Lasso(R) and          Corn, soybean, peanut     Muscatine, IA               Chloroacetyl Chloride;
                          Harness(R)<F*>        and milo (sorghum)                                    Diethylaniline;
                          herbicides and other  crops                                                 Methylethylaniline
                          acetanilide-based
                          herbicides
                          <F*>corn only
                          ------------------------------------------------------------------------------------------------------
                          Avadex(R) BW          Wheat crops               Antwerp, Belgium;           Ammonium Thiocyanate;
                          herbicide; Far-Go(R)                            Muscatine, IA               Diisopropylamine;
                          herbicide                                                                   Methylethylaniline;
                                                                                                      Trichloropropane
                          ------------------------------------------------------------------------------------------------------


AGRICULTURAL PRODUCTS (CONT'D)

                                                      Major End-Use             Manufacturing           Major Raw Materials
  Major End-Use Markets      Major Products      Products & Applications          Locations                & Components
  ---------------------      --------------      -----------------------        -------------           -------------------
                          Permit(R), Manage(R)  Postemergence control of  Manufactured by third       Halosulfuron
                          and Sempra(R)         sedges and broadleaf      party
                          herbicides            weeds in corn and grain
                                                sorghum, turf and
                                                sugarcane crops
                          ------------------------------------------------------------------------------------------------------
                          Roundup Ready(R)      Crops tolerant of         Seeds propagated by         No major raw materials
                          soybeans; Roundup     nonselective herbicides   contract farmers
                          Ready(R) canola
                          ------------------------------------------------------------------------------------------------------
                          Insect-protected      Crops protected against   Seeds propagated by         No major raw materials
                          cotton with the       certain insect pests      contract farmers
                          Bollgard(R) gene;
                          NewLeaf(R) insect-
                          protected potatoes
--------------------------------------------------------------------------------------------------------------------------------
Residential applications  Roundup(R) herbicide; Herbicides; insecticides; Fort Madison, IA            Acephate; Chlorpyrifos;
                          Ortho(R) lawn-and-    fungicides; fertilizers                               Diazinon; Glyphosate;
                          garden products;                                                            Malathion
                          Green Cross(R) brand
                          lawn-and-garden
                          products
--------------------------------------------------------------------------------------------------------------------------------
Animal agricultural       Posilac(R) bovine     Increase efficiency of    Manufactured by third       No major raw materials
applications              somatotropin          milk production in dairy  party
                                                cows
--------------------------------------------------------------------------------------------------------------------------------

PHARMACEUTICALS

Pharmaceuticals           Aldactone(R)          Cardiovascular            Augusta, GA; Caguas,        Androstenedione;
                          (spironolactone);                               Puerto Rico; Evreux,        Hydrochlorothiazide;
                          Aldactazide(R)                                  France; Morpeth, United     Verapamil HCl
                          (spironolactone/                                Kingdom
                          hydrochlorothiazide);
                          Covera-HS(TM) and
                          Calan(R) formulations
                          (verapamil HCl)
                          ------------------------------------------------------------------------------------------------------
                          Daypro(R)             Anti-inflammatory         Augusta, GA; Caguas,        Benzoin; Diclofenac;
                          (oxaprozin);                                    Puerto Rico; Morpeth,       Misoprostol
                          Arthrotec(R)                                    United Kingdom
                          (misoprostol/
                          diclofenac)
                          ------------------------------------------------------------------------------------------------------
                          Ambien(R) (zolpidem   Central nervous system    Caguas, Puerto Rico         Zolpidem
                          tartrate)             (Sleep)
                          ------------------------------------------------------------------------------------------------------
                          Cytotec(R)            Gastrointestinal          Caguas, Puerto Rico; Coapa, Norprostol
                          (misoprostol)                                   Mexico; Morpeth, United
                                                                          Kingdom
                          ------------------------------------------------------------------------------------------------------
                          Demulen(R)            Women's health            Caguas, Puerto Rico;        Ethinyl Estradiol;
                          (ethynodiol                                     Morpeth, United Kingdom     Ethynodiol Diacetate;
                          diacetate);                                                                 Nafarelin Acetate;
                          Synarel(R)                                                                  Norethindrone
                          (nafarelin acetate);
                          Tri-Norinyl(R)
                          (ethinyl estradiol)
--------------------------------------------------------------------------------------------------------------------------------

FOOD INGREDIENTS

Food                      NutraSweet(R) brand   High-intensity sweetener  Augusta, GA                 Aspartic Acid;
                          sweetener             used primarily in                                     L-Phenylalanine
                                                beverages and dessert
                                                products
                          ------------------------------------------------------------------------------------------------------


FOOD INGREDIENTS (CONT'D)

                                                      Major End-Use             Manufacturing           Major Raw Materials
  Major End-Use Markets      Major Products      Products & Applications          Locations                & Components
  ---------------------      --------------      -----------------------        -------------           -------------------
                          Equal(R),             Tabletop sweeteners       Evreux, France; Manteno,    Aspartame
                          Canderel(R),                                    IL; Morpeth, United Kingdom
                          NutraSweet(R) and
                          other tabletop
                          sweeteners
                          ------------------------------------------------------------------------------------------------------
                          Keltone(R) and        Soups; sauces; gravies;   Girvan, United Kingdom;     Corn Syrup; Seaweed
                          Manugel(R) sodium     dressings; beverages;     Okmulgee, OK; San
                          alginates;            snack foods; breadings;   Diego, CA
                          Kelcoloid(R)          batters; bakery products;
                          propylene glycol      dairy products; pet foods
                          alginate;
                          Keltrol(R) and
                          Kel-lite(R) xanthan
                          gums; Kelcogel(R)
                          gellan gum
                          ------------------------------------------------------------------------------------------------------
                          Nutrifos(R),          Bakery; dairy; meat       St. Louis, MO; Sao Jose     Caustic Soda; Lime;
                          Levn-lite(R)                                    dos Campos, Brazil;         Phosphorus
                          and Pan-o-lite(R)                               Trenton, MI
                          food additives
--------------------------------------------------------------------------------------------------------------------------------
Pharmaceuticals           Kelacid(R) alginic    Tablets; liquid           Girvan, United Kingdom;     Corn Syrup; Seaweed
                          acid; Keltrol(R) CR   suspensions; controlled   Okmulgee, OK; San Diego,
                          xanthan gum;          release medications;      CA
                          Kelmar(R) potassium   dental impression
                          alginate; Gelrite(R)  materials
                          gellan gum
--------------------------------------------------------------------------------------------------------------------------------

CHEMICALS

Construction & Home       Nylon carpet staple;  Broadloom carpet;         Decatur, AL;                Acrylonitrile; Ammonia;
Furnishings               nylon bulk            upholstery; blankets      Greenwood, SC;              Cyclohexane; Propylene
                          continuous filament;                            Pensacola, FL
                          Acrilan(R)
                          acrylic fiber
                          ------------------------------------------------------------------------------------------------------
                          Polymer modifiers     Vinyl flooring; caulks    Antwerp, Belgium;           Butanol; Chlorine;
                                                and sealants; adhesives;  Bridgeport, NJ; LaSalle,    2-Ethylhexanol; Phenol;
                                                coatings; wall covering;  Quebec, Canada              Phthalic Anhydride; Toluene
                                                vinyl upholstery;
                                                insulation; furniture
                          ------------------------------------------------------------------------------------------------------
                          Saflex(R) plastic     Architectural glass       Ghent, Belgium; Sao Jose    Butyraldehyde; Ethanol;
                          interlayer                                      dos Campos, Brazil;         Polyvinyl Alcohol; Vinyl
                                                                          Springfield, MA; Trenton,   Acetate Monomer
                                                                          MI
                          ------------------------------------------------------------------------------------------------------
                          Specialty resins      Coatings and adhesives    Alvin, TX; LaSalle, Quebec, Acrylate Esters; Butanol;
                                                                          Canada; Springfield, MA;    Formaldehyde; Melamine;
                                                                          Trenton, MI                 Methanol; Vinyl Acetate
                                                                                                      Monomer
                          ------------------------------------------------------------------------------------------------------
                          Phos-Chek(R) fire     Fire retardant coatings;  Camden, NJ                  Phosphorus
                          retardant latex and   polymer additives
                          organic solvent-
                          based intumescent
                          paint-based
                          formulations
                          ------------------------------------------------------------------------------------------------------
                          Doormats              Doormats                  Ghent, Belgium; St. Louis,  Polyethylene
                                                                          MO
--------------------------------------------------------------------------------------------------------------------------------
Vehicles                  Saflex(R) plastic     Windshields               Ghent, Belgium; Sao Jose    Butyraldehyde; Ethanol;
                          interlayer                                      dos Campos, Brazil;         Polyvinyl Alcohol; Vinyl
                                                                          Springfield, MA; Trenton,   Acetate Monomer
                                                                          MI
                          ------------------------------------------------------------------------------------------------------
                          Vydyne(R) nylon       Automotive exterior and   Pensacola, FL               Acrylonitrile; Ammonia;
                          molding resins        interior molded parts;                                Cyclohexane; Propylene
                                                under-the-hood
                                                applications
                          ------------------------------------------------------------------------------------------------------


CHEMICALS (CONT'D)

                                                      Major End-Use             Manufacturing           Major Raw Materials
  Major End-Use Markets      Major Products      Products & Applications          Locations                & Components
  ---------------------      --------------      -----------------------        -------------           -------------------

                          Nylon filament;       Tires; molding resins     Pensacola, FL               Acrylonitrile; Ammonia;
                          nylon polymer         for auto grilles,                                     Cyclohexane; Propylene
                                                bumpers and gears
                          ------------------------------------------------------------------------------------------------------
                          Specialty resins;     Automotive coatings and   Antwerp, Belgium;           Butanol; Chlorine;
                          polymer modifiers     sealants                  Bridgeport, NJ; LaSalle,    Formaldehyde; Melamine;
                                                                          Quebec, Canada;             Methanol; Phthalic
                                                                          Springfield, MA             Anhydride; Toluene
                          ------------------------------------------------------------------------------------------------------
                          Skydrol(R) aviation   Hydraulic fluids for      St. Louis, MO               Phosphorus Oxychloride
                          hydraulic fluids;     commercial aircraft
                          lubricants
--------------------------------------------------------------------------------------------------------------------------------
Personal Products         Acrilan(R) acrylic    Sweaters; half-hose;      Decatur, AL                 Acrylonitrile
                          fiber                 active wear; hand-knit
                                                yarns; craft yarns
                          ------------------------------------------------------------------------------------------------------
                          Vydyne(R) nylon       Consumer electronics;     Pensacola, FL               Acrylonitrile; Ammonia;
                          molding resins        medical devices                                       Cyclohexane; Propylene
                          ------------------------------------------------------------------------------------------------------
                          Dental phosphates;    Dentifrices; dish         Augusta, GA; Newport,       Benzene; Caustic Soda;
                          industrial phosphates detergents; water         United Kingdom; Ruabon,     Phosphorus; Soda Ash
                                                conditioners              United Kingdom; St. Louis,
                                                                          MO; Sao Jose dos Campos,
                                                                          Brazil; Soda Springs, ID;
                                                                          Trenton, MI
--------------------------------------------------------------------------------------------------------------------------------
Chemicals                 Industrial            Metal treating, cleaning  Augusta, GA; Luling, LA;    Ammonia; Chlorine;
                          phosphates;           and etching; plant food   St. Louis, MO; Sauget, IL;  Phosphorus; Soda Ash;
                          phosphoric acid;      fertilizers;              Trenton, MI                 Sulphur
                          phosphorus            oil additives
                          pentasulfide;
                          phosphorus
                          trichloride
                          ------------------------------------------------------------------------------------------------------
                          Nitrochlorobenzene    Dyes; pigments; rubber    Anniston, AL; Nitro, WV;    Benzene; Caustic Soda;
                          derivatives; Sodium   preservatives;            Ruabon, United Kingdom;     Chlorine
                          MBT                   engineering;              Sauget, IL
                                                thermoplastics;
                                                antifreeze; water
                                                treatment
                          ------------------------------------------------------------------------------------------------------
                          Manutex(R) and        Cleaners; textile         Girvan, United Kingdom;     Corn Syrup; Seaweed
                          Kelgin(R) sodium      printing; paper sizings   Knowsley, United Kingdom;
                          alginates; Kelzan(R)  and coatings;             Okmulgee, OK; San Diego,
                          AR xanthan gum        firefighting foams        CA
                          ------------------------------------------------------------------------------------------------------
                          Kelzan(R) X,          Oil and gas well          Knowsley, United Kingdom;   Corn syrup
                          Kelzan(R)             drilling                  Okmulgee, OK;
                          XCD, Xanvis(R)        applications              San Diego, CA
                          xanthan gums;
                          Biozan(R) welan
                          gum
--------------------------------------------------------------------------------------------------------------------------------
Capital Equipment         Sulfuric acid and     Process plants            On-Site Construction        Various Construction
                          process plants                                                              Components
                          (design and
                          construction); air
                          emission control
                          systems
                          ------------------------------------------------------------------------------------------------------
                          Therminol(R) heat     Heat transfer fluids      Alvin, TX; Anniston, AL;    Benzene; Phenol
                          transfer fluids;                                Newport, United Kingdom
                          diphenyl oxide
                          ------------------------------------------------------------------------------------------------------
                          Dequest(R) water      Scale inhibitors; oil     Newport, United Kingdom     Phosphorus Trichloride
                          treatment chemicals   field chemicals
--------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    Monsanto participates in a number of joint ventures in which it shares management control with other companies. Principal joint ventures in which Monsanto has a fifty percent ownership interest include: Flexsys L.P., headquartered in Belgium, which produces and sells rubber chemicals and rubber test instruments and Advanced Elastomer Systems, L.P., headquartered in the United States, which produces and sells thermoplastic elastomers. In addition, aspartame is manufactured and sold in Europe by fifty percent-owned joint ventures. See "Geographic Data" on page 43 of the 1996 Annual Report. In addition, the Company has a significant equity position in DeKalb
Genetics Corp.

SALE OF PRODUCTS

    Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors and jobbers, to retailers and to the ultimate consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. As indicated on page 61 of the 1996 Annual Report, Monsanto's net income is historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of the Agricultural Products segment during that part of the year. Monsanto's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis, although the seasonality of sales of the Agricultural Products segment sometimes results in short-term borrowings to finance customer accounts receivable and inventories. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Monsanto generally is not dependent upon one or a group of customers. The Food Ingredients segment, however, makes significant sales to a few companies for use in carbonated soft drinks. Monsanto has no material contracts with the government of the United States or any state, local or foreign government. However, pursuant to contracts executed under U.S. federal and state laws, the Pharmaceuticals segment pays rebates to state governments for pharmaceuticals sold under state Medicaid programs and under state-funded programs for the indigent. The Pharmaceuticals segment also grants discounts to certain managed health care providers. Sales through managed health care providers constitute an increasing percentage of that segment's sales.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

    Monsanto owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under a small number of patents of others. Also, Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments and with respect to NutraSweet(R) brand sweetener. Certain proprietary products such as Roundup(R) herbicide are covered by patents. Although patents protecting Roundup(R) herbicide have now expired in most countries, compound per se patent protection for the active ingredient in Roundup(R) herbicide continues in the United States into the year 2000. All patents covering the use of aspartame as a sweetener have expired. NutraSweet(R) brand sweetener is currently manufactured under several patents owned or licensed by The NutraSweet Company, a subsidiary of the Company. Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture, of which Searle is a general partner and holds a controlling interest, for the duration of the venture. This product is protected by a U.S. patent to October 21, 2006, and by non-patent regulatory exclusivity until December 16, 1997. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 2002, and by non-patent regulatory exclusivity extending to October 29, 1999. Monsanto's insect-resistant plant products (including NewLeaf(R) potato and Bollgard(R) cotton) are protected by patents which extend until at least 2013. Monsanto's herbicide-resistant plant product, Roundup Ready(R) soybean, is protected by patents which extend until at least 2014.

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

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of Monsanto's activities. See "Review of Consolidated Results of Operations" and "Supplemental Data" on pages 31 and 60, respectively, of the 1996 Annual Report, incorporated herein by reference.

ENVIRONMENTAL MATTERS

    Monsanto remains strongly committed to complying with various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. Compliance with stringent requirements will continue to be an obligation of Monsanto, its competitors and industry in general. U.S. federal environmental legislation having particular impact on Monsanto includes the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as "Superfund"), as amended by the Superfund Amendments and Reauthorization Act ("SARA"). Monsanto is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The Environmental Protection Agency ("EPA"), OSHA and other federal agencies have the authority to promulgate regulations which have an impact on Monsanto's operations. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations.

    Monsanto is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

    Expenditures in 1996 were approximately $48 million for environmental capital projects and approximately $203 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control. Monsanto estimates that during 1997 and 1998 approximately $40 million to $50 million per year will be spent on additional capital projects for environmental protection.

    Monsanto intermittently receives notices from the EPA alleging that it is a potentially responsible party ("PRP") under Superfund. In 1996 Monsanto received three such notices. For many of Monsanto's notices, it has resolved disputes, entered partial and complete consent decrees, and executed administrative orders with EPA settling a portion or all of Monsanto's liability.

    Monsanto's policy is to accrue costs for remediation of waste disposal sites in the accounting period in which the responsibility is established and the cost is estimable. Monsanto's estimates of its liabilities for Superfund sites, which are based on evaluations of currently available facts with respect to each site, take into consideration factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Monsanto does not discount these liabilities, and they have not been reduced for any claims for recoveries from insurance or from third parties. Monsanto has an accrued liability for Superfund sites of $58 million as of December 31, 1996. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Major Superfund sites in this category include the noncompany-owned Brio, Fike/Artel, Motco and Woburn sites, which account for $34 million of the accrued amount.

    Monsanto's estimate of its Superfund liability is affected by several uncertainties. These include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. Because of these uncertainties, primarily related to the method and extent of remediation, potential future expenses could be as much as $10 million for these sites based upon existing technology and other currently available information. These potential future expenses may be incurred over the next decade.

    There are various other lawsuits, claims and proceedings that state agencies and others have asserted against the Company, seeking remediation of alleged environmental impairments. Monsanto is in the process of determining its involvement, if any, at 36 of these sites. Monsanto has an accrued liability of $72 million as of December 31, 1996, for these matters and for environmental reserves at certain former Monsanto plant sites. The Company's estimate of its liability related to these sites is affected by several uncertainties. These include, but are not limited to, the extent of Monsanto's involvement, and the method and extent of remediation. Because of these uncertainties, potential future expenses could be as much as $50 million for these sites based upon existing technology and other currently available information. Four sites in this category account for $43 million of the accrued amount and for substantially all of the potential future expenses.

    Monsanto spent $43 million in 1996 for remediation of Superfund and other waste disposal sites. Most of these expenditures were related to the Chemicals segment. Similar or greater amounts can be expected in future years.

    For hazardous and other waste facilities at operating locations, Monsanto recognizes postclosure environmental costs and remediation costs over the estimated remaining useful life of the related facilities, not to exceed 20 years. Monsanto spent $19 million in 1996 for remediation of these facilities and has an accrued liability of $45 million as of December 31, 1996, for these sites. Uncertainties related to these costs include evolving government regulations, the method and extent of remediation, and future changes in technology. Monsanto's estimated closure costs for these facilities are approximately $75 million based upon existing technology and other currently available information.

    Although the ultimate costs and results of remediation of waste disposal sites cannot be predicted with certainty, Monsanto's liquidity, financial position and profitability are not expected to be materially affected.

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," which is effective for Monsanto in 1997. SOP 96-1 establishes authoritative guidance regarding the recognition, measurement and disclosure of environmental remediation liabilities. The preliminary estimate of the one-time charge resulting from the adoption of this statement is in the range of $20 million to $25 million aftertax.

EMPLOYEE RELATIONS

    As of December 31, 1996, Monsanto had approximately 28,000 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

    Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A large number of products are manufactured abroad. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including: fluctuations in currency values; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Geographic Data" on page 43 of the 1996 Annual Report, incorporated herein by reference.

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

    On April 12, 1985, the Company was named as a defendant in the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company is one of a number of companies that has sold materials to the chemical reprocessor at that site. Currently pending against the Company are the following matters: (a) The

Company is one of a number of defendants in 11 cases brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 960 plaintiffs who owned homes or lived in subdivisions near the Brio site or along Clear Creek downstream from the site, attended school near the site, or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring; and, in the case of the homeowners, claim property damage. In addition to their claims of personal injury, four plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (b) The Company is one of a number of defendants in two actions brought in Harris County District Court and one action brought in Galveston County District Court on behalf of 409 plaintiffs, who are former employees of the owners/operators of the Brio site, and members of the employees' families or persons who worked near the Brio site. Plaintiffs in one of these actions also owned homes or lived in subdivisions near the site, attended schools near the site, or used nearby recreational ball fields. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that it has meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of the Company, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. The Company is vigorously defending these actions.

    On November 15, 1993, the Company was named in the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the discharge of hazardous substances, including polychlorinated biphenyls ("PCBs"), from its Anniston, Alabama plant site. The following matters are currently pending: (a) The Company is a defendant in a case pending in Circuit Court in St. Clair County, Alabama which has been certified as a class action on behalf of all property owners in a specified area along waterways near the plant. Plaintiffs claim loss in the value of their property and seek compensatory and punitive damages in an unspecified amount.
(b) The Company is a defendant in eight additional cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Taladega County or in U.S. District Court in the Northern District of Alabama on behalf of 1,641 individual plaintiffs who own or rent homes or own or operate businesses along waterways near the plant or who attend churches near the plant. One of the cases pending in U.S. District Court seeks certification of a plaintiff class. An additional case has been filed in Circuit Court in Calhoun County by one of the churches near the plant. The individual plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered loss in the value of their property or commercial injury. They seek compensatory and punitive damages of $3 million or in unspecified amounts for each individual, and $20 million for the church. (c) The Company has also received notice of a potential Citizen Suit pursuant to Resource Conservation and Recovery Act Section 7002(a) (1) (B) on behalf of four individuals who are plaintiffs in one of the suits pending in Circuit Court in Calhoun County. The notice claims that hazardous substances, including PCBs, have been released from the Anniston plant and pose an imminent threat to health and the environment. The notice seeks statutory penalties of $25,000 per day for a period of more than 5 years, for a total of $45,625,000. The Company believes that it has meritorious defenses to all of these matters, including lack of proximate cause of any physical injury or property damage, lack of imminent threat to health or the environment and lack of negligence or other improper conduct. The Company is vigorously defending these actions.

    In 1974, G. D. Searle & Co., a subsidiary of the Company ("Searle"), introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7(R).
Following extensive testing by Searle and review by the FDA, the Cu-7(R) was approved for sale as a prescription drug. Searle has been named a defendant in a number of product liability lawsuits alleging that the Cu-7(R) caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 6, 1997, there were approximately 10 cases pending in various U.S. state and federal courts and approximately 410 cases filed outside the United States (the vast majority in Australia). The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7(R) in the United States, citing the cost of defending such litigation.

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

    In 1996 the Company was the first to commercially introduce cotton containing a gene encoding for Bacillus thuringiensis (Bt) endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On October 22, 1996, Mycogen Corporation filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against the Company, DeKalb Genetics Corporation and Delta & Pine Land alleging infringement of Bt related U.S. Patent Nos. 5,567,600 and 5,567,862 issued to Mycogen on that date. The Company has several meritorious defenses including non-infringement, lack of validity of Mycogen's patent and prior invention by the Company. The Company is vigorously defending against Mycogen's lawsuit and has assumed the defense of Delta & Pine Land. Several other lawsuits are pending between the Company and other parties involving Bt. On March 19, 1996, the Company was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) for infringement of that patent. On May 19, 1995, Mycogen initiated suit in U.S. District Court in California against the Company alleging infringement of U.S. Patent 5,380,831 involving synthetic Bt genes and seeking damages and injunctive relief. The District Court has granted motions dismissing virtually all of Mycogen's patent claims on the basis that products containing Bt genes made prior to January 1995 do not infringe the patent. The Company has various meritorious defenses to the claims of Mycogen including non-infringement, lack of validity and prior invention. The Company is also a party in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. In all of the foregoing actions the Company is vigorously litigating its position.

    On September 30, 1994, the U.S. Environmental Protection Agency ("EPA") issued an administrative Complaint and Proposed Compliance Order alleging violations by the Company of certain sections of the Resource Conservation and Recovery Act. The alleged violations relate to the disposal of certain wastes at the Company's formerly owned facility in Addyston, Ohio. Under a consent agreement with the EPA executed by the Company on December 13, 1996, the Company has agreed to pay a penalty of $105,515.

    The Company registered, on June 27, 1991, for the Compliance Audit Program ("CAP") administered by the EPA under the authority of Section 8(e) of the Toxic Substances Control Act ("TSCA"). It has been reported that over 120 companies in the United States registered for the CAP. The CAP requires registrants to audit health and environmental effect information in order to determine whether information in the registrant's possession is reportable to the EPA under TSCA Section 8(e). A registrant's liability, under the CAP, for late reporting of information under TSCA 8(e), will be assessed on the basis of a set amount per study submitted with the total liability not to exceed $1,000,000. The Company voluntarily entered into a similar Consent Agreement with the EPA before the CAP, and under that Agreement performed a more limited audit than is required by the CAP and paid a settlement of $648,000. This settlement amount has been credited to the Company under the CAP. Under a consent agreement with the EPA executed by the Company on June 14, 1996, the Company's remaining liability under the CAP is $352,000.

RISK MANAGEMENT

    Monsanto continually evaluates risk retention and insurance levels for product liability, property damage and other potential areas of risk. Monsanto devotes significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain, based on the cost and availability of insurance and the likelihood of a loss. Since 1986, Monsanto's liability insurance has been on the "claims made" policy form. Management believes that the current levels of risk retention are consistent with those of other companies in the various industries in which Monsanto operates. There can be no assurance that Monsanto will not incur losses beyond the limits of, or outside the coverage of, its insurance. Monsanto's liquidity, financial position and profitability are not expected to be affected materially by the levels of risk retention that the Company accepts.

ITEM 2. PROPERTIES.

    The General Offices of the Company are located on a 285-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. Monsanto also has research laboratories and technical centers throughout the world. Information with respect to Monsanto's manufacturing locations worldwide and the industry segments which use such plants as of January 1, 1997, is set forth under "Business--Industry Segments; Principal Products" in Item 1 of this Report, which is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS.

    For information concerning certain legal proceedings involving Monsanto, see "Business--Environmental Matters" and "Business--Legal Proceedings" contained in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters appearing under "Review of Cash Flow" on page 48 and "Quarterly Data" (for the years 1995 and 1996) on page
61 of the 1996 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The tabular information under "Financial Summary--Operating Results, Earnings per Share and Year-End Financial Position" and the amounts of Dividends per Share, all for the years 1992 through 1996, appearing on page 62 of the 1996 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The tabular and narrative information appearing under "Review of Consolidated Results of Operations" on pages 29 through 33, "Segment Data" on pages 34 through 42, "Review of Changes in Financial Position" on page 45, and "Review of Cash Flow" on pages 47 and 48 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Monsanto appearing on pages 28, 44, 46, 49 and 50 through 60; the Independent Auditors' Opinion appearing on page 27; and the tabular and narrative information appearing under "Quarterly Data" on page 61 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and executive officers appearing under "Election of Directors" on pages 2 through 4 of the Monsanto Company Notice of Annual Meeting and Proxy Statement (the "1997 Proxy Statement") dated March 13, 1997, is incorporated herein by reference. The following information with respect to the Executive Officers of the Company on March 1, 1997, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                           Year
                                                           First
                                                         Became an
                                 Present Position        Executive
         Name--Age                with Registrant         Officer      Other Business Experience since January 1, 1992
--------------------------   ------------------------    ---------  -----------------------------------------------------------
Richard U. De Schutter, 56   Chairman, Chief Executive     1995     President, G. D. Searle & Co., 1991; President and
                             Officer and President, G.              Chief Operating Officer, G. D. Searle & Co., 1993; and
                             D. Searle & Co. (a                     present position, 1995.
                             subsidiary of the
                             Company); Advisory
                             Director--Monsanto Company

Steven L. Engelberg, 54      Senior Vice President         1995     Partner, Keck, Mahin & Cate, 1986; Partner-in-Charge,
                             --Monsanto Company                     Keck, Mahin & Cate Washington, D.C. office, 1986; Chief
                                                                    of Staff of Office of the United States Trade
                                                                    Representative (on leave from Keck, Mahin & Cate
                                                                    until May 1993), 1993; Vice President, Worldwide
                                                                    Government Affairs--Monsanto Company, 1994; and present
                                                                    position, 1996.

Pierre Hochuli, 49           Vice President--Monsanto      1995     Vice President, Finance and Planning--The Agricultural
                             Company; President--Growth             Group, 1991; Vice President and General Manager, New
                             Enterprises Business Unit;             Products Division--The Agricultural Group, 1992; Group
                             Chairman, Monsanto                     Vice President and General Manager, New Products
                             Europe-Africa                          Division--The Agricultural Group, 1993; Vice President,
                                                                    Corporate Planning--Monsanto Company, 1993; Vice
                                                                    President--Monsanto Company; President--Growth
                                                                    Enterprises, 1995; and present position, 1996.

Robert B. Hoffman, 60        Senior Vice President and     1994     Vice President, FMC Corporation, 1990; and present
                             Chief Financial Officer;               position, 1994.
                             Advisory Director--Monsanto
                             Company

John C. Hunter III, 50       President, Fibers Business    1997     Vice President and General Manager, Asia-
                             Unit--Monsanto Company                 Pacific--Monsanto Chemical Company, 1989; Vice
                                                                    President and General Manager, Fibers Division and
                                                                    Asia-Pacific--The Chemical Group, 1993; and present
                                                                    position, 1995.

R. William Ide III, 56       Senior Vice President,        1996     Partner, Kutak Rock, 1989; President, American Bar
                             General Counsel and                    Association, 1993-1994; Partner, Long, Aldridge &
                             Secretary--Monsanto                    Norman, 1993; and present position, 1996.
                             Company

Donna A. Kindl, 39           Vice President, Human         1996     Director of Human Resources Planning and Development,
                             Resources--Monsanto                    Clorox Corporation, 1990; Director of Human Resources,
                             Company                                Staff of the Vice Chairman--Monsanto Company, 1993;
                                                                    Director, Human Resources, Crop Protection Business
                                                                    Unit--Monsanto Company, 1995; and present position,
                                                                    1996.


                                                           Year
                                                           First
                                                         Became an
                                 Present Position        Executive
         Name--Age                with Registrant         Officer      Other Business Experience since January 1, 1992
--------------------------   ------------------------    ---------  -----------------------------------------------------------
Philip Needleman, 58         Senior Vice President,        1991     Vice President, Research and Development; Advisory
                             Research and Development               Director--Monsanto Company, 1991; Vice President,
                             and Chief Scientist;                   Research and Development; Advisory Director--Monsanto
                             Advisory Director--Monsanto            Company; President, Research and Development, G. D.
                             Company; President,                    Searle & Co., 1992; and present position, 1993.
                             Research and Development,
                             G. D. Searle & Co.

Robert G. Potter, 57         Executive Vice President      1981     Executive Vice President and Advisory
                             and Advisory Director--                Director--Monsanto Company; President--The Chemical
                             Monsanto Company                       Group, 1990; and present position, 1995.

Nicholas L. Reding, 62       Director; Vice Chairman--     1976     Executive Vice President, Environment, Safety, Health
                             Monsanto Company                       and Manufacturing and Advisory Director--Monsanto
                                                                    Company, 1990; and present position, 1993.

Robert W. Reynolds, 53       Vice President,               1994     Vice President and General Manager, Crop Protection
                             International Operations               Products Division--Monsanto Agricultural Company, 1990;
                             and Development--Monsanto              Vice President and Managing Director, Latin America
                             Company                                World Area--Monsanto Company, 1992; and present
                                                                    position, 1994.

Robert B. Shapiro, 58        Director; Chairman, Chief     1987     Executive Vice President and Advisory
                             Executive Officer and                  Director--Monsanto Company and President--The
                             President--Monsanto                    Agricultural Group, 1990; Director; President and Chief
                             Company                                Operating Officer--Monsanto Company, 1993; and present
                                                                    position, 1995.

Hendrik A. Verfaillie, 51    Executive Vice President      1993     Vice President and General Manager, Roundup
                             and Advisory Director--                Division--The Agricultural Group, 1990; Vice President
                             Monsanto Company                       and Advisory Director--Monsanto Company; President--The
                                                                    Agricultural Group, 1993; Vice President and Advisory
                                                                    Director--Monsanto Company, 1995; and present position,
                                                                    1995.

Virginia V. Weldon, 61       Senior Vice President,        1990     Vice President, Public Policy; Advisory Director--
                             Public Policy; Advisory                Monsanto Company, 1990; and present position, 1993.
                             Director--Monsanto Company

The above-listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Directors' Fees and Other Arrangements" on pages 8 and 9 and under "Executive Compensation" on pages 15 through "Certain Agreements" on page 21 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 5 and 6 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under "Other Information Regarding Management" on pages 21 and 22 of the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 28, 44, 46, 49 and 50 through 60 of the 1996 Annual Report (See Exhibit 13 under Paragraph
           (a)3 of this Item 14)

        2. Financial Statement Schedules

            The following supplemental schedule for the years ended December 31, 1996, 1995 and 1994:

                V--Valuation and Qualifying Accounts

            All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 20 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10.1 through 10.36 on pages 20 through 22 of the Exhibit Index. The following Exhibits listed in the
           Exhibit Index are filed with this Report:

                10  26. Supplemental Retirement Plan regarding Richard U.
                        De Schutter

                13  The Company's 1996 Annual Report to shareowners

                21  Subsidiaries of the registrant (See page 24)

                23   1. Consent of Independent Auditors (See page 25)

                     2. Consent of Company Counsel (See page 25)

                24   1. Powers of attorney submitted by Joan T. Bok, Robert M.
                        Heyssel, Robert B. Hoffman, Michael R. Hogan, Gwendolyn
                        S. King, Philip Leder, Howard M. Love, Frank A. Metz, Jr., Jacobus F.M. Peters, Nicholas L. Reding, John S. Reed, John E. Robson, William D. Ruckelshaus, Robert B. Shapiro and John B. Slaughter.

                     2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                27  Financial Data Schedule (part of electronic submission only)

                99 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries (See page 26)

    (b) Reports on Form 8-K during the quarter ended December 31, 1996:

        A Form 8-K as of December 6, 1996, was filed by the Company regarding
    (1) a plan to spin off Monsanto's chemical businesses and form two new separately traded, publicly held companies--a life sciences company and a chemical company and (2) the approval of a reserve to cover certain costs.

                        OPINION OF INDEPENDENT AUDITORS

Monsanto Company:

    We have audited the statement of consolidated financial position of Monsanto Company and Subsidiaries as of December 31, 1996 and 1995 and the related statements of consolidated income, shareowners' equity and cash flow for each of the three years in the period ended December 31, 1996 and have issued our opinion thereon dated February 28, 1997; such financial statements and opinion are included in your 1996 Annual Report to shareowners and are incorporated herein by reference. Our audits also comprehended the schedule of Monsanto Company and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.


                                             /S/ DELOITTE & TOUCHE


                                             DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 28, 1997

                                                                      SCHEDULE V

                       MONSANTO COMPANY AND SUBSIDIARIES
                       ---------------------------------
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in millions)

                             COLUMN A                                         COLUMN B     COLUMN C     COLUMN D        COLUMN E
                             --------                                         --------     --------     --------        --------
                                                                                           Additions
                                                                             Balance at   Charged to                    Balance at
                                                                             Beginning     Costs and                      End of
                           Description                                        of Year      Expenses    Deductions          Year
                           -----------                                       ----------   ----------   ----------       ----------
Year Ended December 31, 1996:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances....................... $      57     $     19     $      23<FA>   $     53
                                                                             ---------     --------     ---------       --------
      Inventory and obsolescence losses..................................... $      34     $     14     $       2       $     46
                                                                             ---------     --------     ---------       --------
      Amortization of intangible assets..................................... $     638     $    163<FB> $      (6)      $    807
                                                                             ---------     --------     ---------       --------
      Deferred tax asset valuation allowances............................... $      90     $      2     $     (76)<FC>  $    168
                                                                             ---------     --------     ---------       --------

Year Ended December 31, 1995:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances....................... $      57     $     24     $      24<FA>   $     57
                                                                             ---------     --------     ---------       --------
      Inventory and obsolescence losses..................................... $      34     $      6     $       6       $     34
                                                                             ---------     --------     ---------       --------
      Amortization of intangible assets..................................... $     522     $    128<FB> $      12       $    638
                                                                             ---------     --------     ---------       --------
      Deferred tax asset valuation allowances............................... $      85     $     15     $      10       $     90
                                                                             ---------     --------     ---------       --------

Year Ended December 31, 1994:

    Reserves deducted from related assets in the Statement of Consolidated
        Financial Position:

      Doubtful receivables and returns and allowances....................... $      51     $     25     $      19<FA>   $     57
                                                                             ---------     --------     ---------       --------
      Inventory and obsolescence losses..................................... $      45     $     12     $      23       $     34
                                                                             ---------     --------     ---------       --------
      Amortization of intangible assets..................................... $     450     $     81     $       9       $    522
                                                                             ---------     --------     ---------       --------
      Deferred tax asset valuation allowances............................... $      89     $     (9)    $      (5)      $     85
                                                                             ---------     --------     ---------       --------

NOTES:

  <FA> Principally allowances granted.

  <FB> Includes $12 million and $9 million charged to cost of goods sold in 1996 and 1995, respectively. Also includes $23 million related to asset impairment charges in 1996.

  <FC> Principally related to the consolidation of Calgene balances for financial reporting purposes.

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

                                                     MONSANTO COMPANY
                                          --------------------------------------
                                                       (Registrant)

                                          By        /S/ MICHAEL R. HOGAN
                                            ------------------------------------
                                                      Michael R. Hogan
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: March 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        SIGNATURE                               TITLE                          DATE
                        ---------                               -----                          ----
                           <F*>                        Chairman, President and            March 24, 1997
      ---------------------------------------------    Director (Principal Executive
                   (Robert B. Shapiro)                 Officer)

                           <F*>                        Vice Chairman and Director         March 24, 1997
      ---------------------------------------------
                  (Nicholas L. Reding)

                           <F*>                        Senior Vice President              March 24, 1997
      ---------------------------------------------    (Principal Financial Officer)
                   (Robert B. Hoffman)

                   /S/ MICHAEL R. HOGAN                Vice President and Controller      March 24, 1997
      ---------------------------------------------    (Principal Accounting Officer)
                   (Michael R. Hogan)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                      (Joan T. Bok)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                   (Robert M. Heyssel)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                   (Gwendolyn S. King)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                     (Philip Leder)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                    (Howard M. Love)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                  (Frank A. Metz, Jr.)


                        SIGNATURE                       TITLE                                  DATE
                        ---------                       -----                                  ----

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                  (Jacobus F.M. Peters)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                     (John S. Reed)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                    (John E. Robson)

                           <F*>                        Director                           March 24, 1997
      ---------------------------------------------
                (William D. Ruckelshaus)

                                                       Director                           March   , 1997
      ---------------------------------------------
                   (John B. Slaughter)

<F*>R. William Ide III, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

                                                  /S/ R. WILLIAM IDE III

                                          --------------------------------------
                                                    R. William Ide III
                                                     Attorney-in-Fact

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                            Description
-----------                            -----------
    2        Omitted--Inapplicable

    3        1. Restated Certificate of Incorporation of the Company
                effective as of April 29, 1996 (incorporated herein by reference to Exhibit 3.(i) of the Company's Form 10-Q for the quarter ended March 31, 1996)

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


                        EXHIBIT INDEX (CONT'D)

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

            12. Monsanto Executive Stock Purchase Incentive Plan
                (incorporated herein by reference to Appendix B of the Monsanto
                Company Notice of Annual Meeting and Proxy Statement dated
                March 14, 1996)

            13. Annual Incentive Program for Executive Officers
                (incorporated herein by reference to the description on pages
                22-23 of the Monsanto Company Notice of Annual Meeting and
                Proxy Statement dated March 14, 1994)

            14. Long-Term Incentive Program for Executive Officers
                (incorporated herein by reference to the description on page 23 of the Monsanto Company Notice of Annual Meeting and Proxy
                Statement dated March 14, 1994)

            15. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit 10(iii)19 of the Company's Form 10-K for the year ended December 31, 1987)

            16. Executive Health Program (incorporated herein by reference to Exhibit 19(i) of the Company's Form 10-Q for the quarter ended March 31, 1989)

            17. Agreement between the Company and Nicholas L. Reding entered into as of May 16, 1988 (incorporated herein by reference to Exhibit 19(i)18 of the Company's Form 10-Q for the quarter ended June 30, 1988)

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

            20. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-Q for the quarter ended September 30, 1990)

            21. Letter Agreement between the Company and Hendrik A.
                Verfaillie entered into as of June 27, 1988 (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended December 31, 1996)

            22. Agreement between the Company and Hendrik A. Verfaillie entered into as of July 5, 1988 (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1996)


                             EXHIBIT INDEX (CONT'D)

Exhibit No.                            Description
-----------                            -----------

            23. Agreement dated January 29, 1993 between the Company and
                Hendrik A. Verfaillie, amending the Letter Agreement entered into as of June 27, 1988, and amending the Agreement entered into as of July 5, 1988 (incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K for the year ended
                December 31, 1996)

            24. Amendment to Letter Agreement between the Company and Robert
                B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1996)

            25. Change of Control Agreement regarding Richard U. De Schutter
                (incorporated herein by reference to the description on page
                21 of the Monsanto Company Notice of Annual Meeting and Proxy
                Statement dated March 13, 1997)

            26. Supplemental Retirement Plan regarding Richard U. De Schutter

            27. Searle Phantom Stock Option Plan of 1986, as amended in
                1990, 1991, 1992 and 1995 (incorporated herein by reference in Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1995)

            28. Searle Monsanto Stock Option Plan of 1986, as amended in
                1988, 1989, 1990, 1991 and 1995 (incorporated herein by
                reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1995)

            29. Searle/Monsanto Stock Plan of 1994, as amended in 1995
                (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1995)

            30. G. D. Searle & Co. Supplemental Medical Reimbursement Plan,
                as amended in 1995 (incorporated herein by reference to Exhibit
                10.4 of the Company's Form 10-Q for the quarter ended March 31,
                1995)

            31. G. D. Searle & Co. Executive Travel Accident Insurance Plan,
                as amended in 1989 (incorporated herein by reference to Exhibit
                19(ii)4 of the Company's Form 10-Q for the quarter ended
                June 30, 1989)

            32. G. D. Searle & Co. Executive Supplemental Long Term
                Disability Plan (incorporated herein by reference to Exhibit
                19(i)7 of the Company's Form 10-Q for the quarter ended June
                30, 1988)

            33. G. D. Searle & Co. Split Dollar Life Insurance Plan, as
                amended in 1989 (incorporated herein by reference to Exhibit
                19(ii)3 of the Company's Form 10-Q for the quarter ended
                June 30, 1989)

            34. G. D. Searle & Co. Legal/Tax/Financial Counseling Plan
                (incorporated herein by reference to Exhibit 19(i)8 of the Company's Form 10-Q for the quarter ended June 30, 1988)

            35. G. D. Searle & Co. Executive Relocation Plan, as amended in
                1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1994)

            36. G. D. Searle & Co. Deferred Compensation Plan, as amended in
                1994 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1994)


                             EXHIBIT INDEX (CONT'D)

Exhibit No.                            Description
-----------                            -----------
     11     Omitted--Inapplicable; see "Earnings per Share" on page 58 of the 1996 Annual Report

     12     Statement re Computation of the Ratio of Earnings to Fixed
            Charges--See Exhibit 99 below

     13 The Company's 1996 Annual Report to shareowners. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 25 through 62 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed "filed"; other portions are furnished only for the information of the Commission.

     18     Omitted--Inapplicable

     21     Subsidiaries of the registrant (See page 24)

     22     Omitted--Inapplicable

     23     1. Consent of Independent Auditors (See page 25)

            2. Consent of Company Counsel (See page 25)

     24     1. Powers of attorney submitted by Joan T. Bok, Robert M.
               Heyssel, Robert B. Hoffman, Michael R. Hogan, Gwendolyn S. King,
               Philip Leder, Howard M. Love, Frank A. Metz, Jr., Jacobus
               F.M. Peters, Nicholas L. Reding, John S. Reed, John E.
               Robson, William D. Ruckelshaus, Robert B. Shapiro and John B.
               Slaughter

            2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

     27     Financial Data Schedule (part of electronic submission only)

     99     Computation of the Ratio of Earnings to Fixed Charges for
            Monsanto Company and Subsidiaries (See page 26)

-------
Only Exhibits Nos. 13, 21, 23.1, 23.2 and 99 have been included in the printed copy of this Report.

                                     APPENDIX

Throughout the printed Form 10-K, trademarks are designated by the superscript letters "R" in a circle or "TM." The EDGAR copy indicates trademarks with an "R" or "TM" in parentheses.