Form 10-Q
period 1997-03-31
MONSANTO CO
filed 1997-05-15
CIK 67686

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

      (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      OR

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

                                (314) 694-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                            OUTSTANDING AT
            CLASS                                           MARCH 31, 1997
            -----                                           --------------

  COMMON STOCK, $2 PAR VALUE                              591,583,208 SHARES
  --------------------------                              ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1997 and 1996, the Statement of Consolidated Financial Position as of March 31, 1997 and December 31, 1996, the Statement of Consolidated Cash Flow for the three months ended March 31, 1997 and 1996 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

    Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                                       MONSANTO COMPANY AND SUBSIDIARIES

                                        STATEMENT OF CONSOLIDATED INCOME
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          ----------------------
                                                                                           1997            1996
                                                                                          ------          ------
    Net Sales..........................................................................   $2,574          $2,304

    Cost of Goods Sold.................................................................    1,321           1,187
                                                                                          ------          ------
    Gross Profit.......................................................................    1,253           1,117

    Marketing Expenses.................................................................      325             327

    Administrative Expenses............................................................      185             196

    Technological Expenses.............................................................      220             158

    Acquired In-Process Research and Development.......................................      101

    Amortization of Intangible Assets..................................................       36              31
                                                                                          ------          ------
    Operating Income...................................................................      386             405

    Interest Expense...................................................................      (43)            (40)

    Interest Income....................................................................       11              11

    Other Income (Expense) - Net.......................................................       40               6
                                                                                          ------          ------
    Income Before Income Taxes.........................................................      394             382

    Income Taxes.......................................................................      120             122
                                                                                          ------          ------
    Net Income.........................................................................   $  274          $  260
                                                                                          ------          ------
    Earnings per Share.................................................................   $ 0.45          $ 0.43
                                                                                          ------          ------
    Dividends per Share................................................................   $0.150          $0.138
                                                                                          ------          ------
    Weighted Average Number of Common and
      Common Equivalent Shares (in millions)...........................................    602.6           598.4
                                                                                          ------          ------

                                     MONSANTO COMPANY AND SUBSIDIARIES

                                STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      1997          1996
                                                                                    ---------   ------------
                                                   ASSETS
Current Assets:

    Cash and cash equivalents......................................................  $   106      $   166

    Receivables, net of allowances of $75 in
      1997 and $53 in 1996.........................................................    2,583        1,930

    Miscellaneous receivables and prepaid expenses.................................      508          382

    Deferred income tax benefit....................................................      406          386

    Inventories....................................................................    1,563        1,476
                                                                                     -------      -------

            Total Current Assets...................................................    5,166        4,340
                                                                                     -------      -------

Property, Plant and Equipment......................................................    7,707        7,588

Less Accumulated Depreciation......................................................    4,590        4,575
                                                                                     -------      -------

    Net Property, Plant and Equipment..............................................    3,117        3,013
                                                                                     -------      -------

Investments in Affiliates..........................................................      627          652

Intangible Assets, net of accumulated amortization
  of $843 in 1997 and $807 in 1996.................................................    2,168        2,165

Other Assets.......................................................................    1,044        1,021
                                                                                     -------      -------

Total Assets.......................................................................  $12,122      $11,191
                                                                                     -------      -------

                                    LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:

    Accounts payable...............................................................  $   694      $   715

    Accrued liabilities............................................................    1,776        2,032

    Short-term debt................................................................    1,773          654
                                                                                     -------      -------

            Total Current Liabilities..............................................    4,243        3,401
                                                                                     -------      -------

Long-Term Debt.....................................................................    1,552        1,608

Deferred Income Taxes..............................................................       65           50

Postretirement Liabilities.........................................................    1,522        1,508

Other Liabilities..................................................................      913          934

Shareowners' Equity:

    Common stock (authorized: 850,000,000 shares, par value $2)

        Issued, 821,970,970 shares in 1997 and 1996................................    1,644        1,644

        Additional contributed capital.............................................       84           65

        Treasury stock, at cost (235,740,687 shares in 1997
          and 237,594,831 shares in 1996)..........................................   (2,643)      (2,661)

    Reserve for ESOP debt retirement...............................................     (172)        (174)

    Net unrealized investment holding gains........................................       11           11

    Accumulated currency adjustment................................................      (78)          10

    Reinvested earnings............................................................    4,981        4,795
                                                                                     -------      -------

            Total Shareowners' Equity..............................................    3,827        3,690
                                                                                     -------      -------

Total Liabilities and Shareowners' Equity..........................................  $12,122      $11,191
                                                                                     -------      -------

                                          MONSANTO COMPANY AND SUBSIDIARIES

                                         STATEMENT OF CONSOLIDATED CASH FLOW
                                                (DOLLARS IN MILLIONS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                                 ---------------------
                                                                                                  1997           1996
                                                                                                 ------          -----
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:

    Net income...............................................................................    $  274          $ 260

    Add income taxes.........................................................................       120            122
                                                                                                 ------          -----

    Income before income taxes...............................................................       394            382

    Adjustments to reconcile to Cash Used in Operations:

        Income tax payments..................................................................       (10)          (103)

        Items that did not use (provide) cash:

            Depreciation and amortization....................................................       148            146

            Other............................................................................        (8)            (7)

        Working capital changes that provided (used) cash:

            Accounts receivable..............................................................      (624)          (528)

            Inventories......................................................................       (10)            14

            Accounts payable and accrued liabilities.........................................      (430)            19

            Other............................................................................      (138)           (48)

        Other items..........................................................................         4           (128)
                                                                                                 ------          -----

Total Cash Used in Operations................................................................      (674)          (253)
                                                                                                 ------          -----

Investing Activities:

    Property, plant and equipment purchases..................................................      (157)          (133)

    Acquisition of seed companies............................................................      (227)

    Acquisition and investment payments......................................................       (95)          (319)

    Investment and property disposal proceeds................................................        35            102
                                                                                                 ------          -----

Cash Used in Investing Activities............................................................      (444)          (350)
                                                                                                 ------          -----

Financing Activities:

    Net change in short-term financing.......................................................     1,155            606

    Long-term debt proceeds..................................................................         2            109

    Long-term debt reductions................................................................       (48)          (133)

    Treasury stock purchases.................................................................                     (171)

    Dividend payments........................................................................       (88)           (81)

    Common stock issued under employee stock plans...........................................        18             76

    Other financing activities...............................................................        19             45
                                                                                                 ------          -----

Cash Provided by Financing Activities........................................................     1,058            451
                                                                                                 ------          -----

Decrease in Cash and Cash Equivalents........................................................       (60)          (152)

Cash and Cash Equivalents:

    Beginning of year........................................................................       166            297
                                                                                                 ------          -----

    End of period............................................................................    $  106          $ 145
                                                                                                 ------          -----

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $39 million in 1997 and $40 million in 1996.

                       MONSANTO COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

    1. In the first quarter of 1997, Monsanto completed the acquisition of the Asgrow Agronomics ("Asgrow") seed business from Empresas La Moderna S. A. and acquired the remaining interest in a Brazilian foundation seed company for a combined purchase price of approximately $250 million. The acquisitions were accounted for as purchases and, accordingly, the results of operations for these companies were included in the Statement of Consolidated Income from the dates of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $400 million and $150 million, respectively. The purchase price allocations are based upon preliminary assumptions and are subject to revision. Monsanto recorded an aftertax charge of $63 million, or $0.10 per share, in the first quarter of 1997, principally related to the write-off of acquired research from Asgrow. The amount of this write-off was determined by an independent valuation. Management does not believe that the technological feasibility of the acquired in-process technology has been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles.

    In April 1997, Monsanto announced a definitive agreement to acquire the remaining shares of Calgene, Inc. ("Calgene") that Monsanto did not already own for $8.00 per share in cash, or approximately $240 million. Monsanto extended a tender offer for the remaining shares of Calgene that was conditioned upon the tender of a majority of the outstanding shares of Calgene not owned by Monsanto and certain other conditions. At the expiration of the tender offer on May 2, 1997, approximately 26.8 million shares were tendered. As a result, Monsanto now owns approximately 94 percent of the outstanding Calgene shares. Monsanto expects to acquire the remaining shares at the same $8.00 per share in cash. It is anticipated that a charge associated with acquired research will be recorded in conjunction with the acquisition of these shares.

    2. Effective January 1, 1997, Monsanto adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 establishes authoritative guidance regarding the recognition, measurement and disclosure of environmental remediation liabilities. The primary change in Monsanto's accounting principles associated with the adoption of this SOP was an acceleration of the recognition of certain environmental remediation liabilities at operating facilities. As a result, Monsanto recorded an aftertax charge of $6 million, or $0.01 per share, in the first quarter of 1997. Additional aftertax charges in the range of $15 million to $20 million are anticipated in 1997 as the criteria for recording these liabilities are met.

    3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (602,615,901 and 598,410,185 in 1997 and 1996, respectively). Common share equivalents (17,105,134 and 17,709,740 in 1997 and 1996, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").
Under this new standard, the presentation of primary and fully diluted earnings per share required by current standards is replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur when securities or contracts to issue common stock are exercised or converted. This statement is effective for Monsanto in 1997. Pro forma earnings per share computed under the provisions of FAS 128 would have been:

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ---------------------
                                                                  1997            1996
                                                                  -----           -----
Basic earnings per share                                          $0.47           $0.45

Diluted earnings per share                                        $0.45           $0.43

                       MONSANTO COMPANY AND SUBSIDIARIES

    4. Components of inventories at March 31, 1997 and December 31, 1996 were as follows:

                                                       MARCH 31,           DECEMBER 31,
                                                         1997                  1996
                                                       ---------           ------------
Finished goods....................................       $  950               $  888

Goods in process..................................          341                  334

Raw materials and supplies........................          482                  461
                                                         ------               ------
Inventories, at FIFO cost.........................        1,773                1,683

Excess of FIFO over LIFO cost.....................         (210)                (207)
                                                         ------               ------
    Total.........................................       $1,563               $1,476
                                                         ------               ------

    5. Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of Company counsel, that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year, as applicable.

    6. Segment data for the three months ended March 31, 1997 and 1996 were as follows:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------------------------------------
                                                                   1997                               1996
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         ------         ---------           ------         ---------
    Segment:

        Agricultural Products......................      $1,067           $  224            $  825           $  272

        Chemicals..................................         732               81               736               64

        Pharmaceuticals............................         515               55               477               60

        Food Ingredients...........................         260               43               266               25

        Corporate..................................                          (17)                               (16)
                                                         ------           ------            ------           ------
    Total..........................................      $2,574           $  386            $2,304           $  405
                                                         ------           ------            ------           ------

    Financial information for the first quarter of 1997 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note 6 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS--FIRST QUARTER 1997 COMPARED WITH THE FIRST QUARTER 1996

    Net income for the first quarter of 1997 was $274 million, or $0.45 per share, compared with net income of $260 million, or $0.43 per share, in the first quarter of last year. As further discussed in Notes 1 and 2, first quarter results for 1997 included an aftertax charge of $63 million, or $0.10 per share, for acquired in-process research and development, principally related to the acquisition of Asgrow, and an aftertax charge of $6 million, or $0.01 per share associated with the adoption of SOP 96-1. Net sales of $2,574 million were 12 percent higher than the comparable figure in 1996.

                       MONSANTO COMPANY AND SUBSIDIARIES

    Net sales for Agricultural Products increased 29 percent from net sales in the first quarter of 1996. All business units in the segment contributed to the increase in net sales. The increase was driven by significantly higher worldwide sales volumes of the family of Roundup(R) herbicides, with particularly strong volume gains in Latin America, the U. S. and Japan. The increased volume can be attributed principally to favorable weather conditions, on balance, in many key markets. In addition, certain marketing and incentive programs helped to support the sales increase. The sales increase also benefited from higher sales of lawn-and-garden products and higher sales of Posilac(R) bovine somatotropin. The consolidation of the results of operations for Asgrow and Calgene also contributed to the sales increase. Monsanto acquired a controlling interest in Calgene in November 1996. Prior to that time, Calgene was accounted for as an equity affiliate and its results were not consolidated. Operating income for Agricultural Products decreased 18 percent compared with first quarter operating income in 1996. However, as further described in Note 1, operating income includes $101 million of pretax charges for acquired in-process research and development, primarily associated with the acquisition of Asgrow. If these charges were excluded, operating income in the first quarter of 1997 would have increased 19 percent compared with operating income in the first quarter of 1996. In addition to the effect of higher sales volumes, operating income benefited from lower manufacturing costs. These positive factors were partially offset by higher marketing expenditures associated with product launches and higher biotechnology research and development spending.

    Net sales for Chemicals of $732 million were essentially even with net sales in the first quarter of 1996. The effects of overall higher selling prices were offset by lower sales volumes in the segment's growth business units. Operating income for Chemicals increased 27 percent versus the first quarter of 1996. However, as further discussed in Note 2, operating income includes $10 million of pretax charges associated with the adoption of SOP 96-1 for environmental reserves at operating locations. If this charge was excluded, operating income in the first quarter of 1997 would have increased 42 percent compared with a weak operating income performance in the same quarter last year. This increase in operating income was principally the result of higher sales volumes and lower manufacturing costs for Saflex(R) plastic interlayer. Higher sales of performance materials, primarily because of higher selling prices, as well as improved manufacturing performance for the fibers business, also contributed significantly to the increase in operating income.

    Pharmaceuticals' net sales for the first quarter of 1997 increased $38 million compared with net sales in the same period last year. The sales increase was the result of higher sales volumes and pricing. Sales of key products continued to drive performance. Combined sales of Daypro(R) and Arthrotec(R) arthritis treatments increased 22 percent in the first quarter of 1997 compared with the first quarter of last year, primarily because of higher sales volumes. First quarter sales of Ambien(R), a short-term treatment for insomnia, declined moderately compared to a very strong quarter in 1996, primarily because of the timing of wholesaler buying patterns. Operating income in the first quarter of 1997 for Pharmaceuticals declined slightly compared with the first quarter last year. The positive effect of the sales increase on operating earnings was offset by higher research and development expenses associated with new product candidates advancing to later and more expensive phases of development. In addition, last year's first quarter operating income benefited from cost-sharing alliances.

    Net sales for Food Ingredients decreased slightly in the first quarter of 1997 compared with sales for the first quarter last year. First quarter 1997 sales of tabletop sweeteners and aspartame declined from the same period last year, primarily because of lower sales volumes. These decreases were partially offset by higher sales volumes of biogum products. Operating income for Food Ingredients increased significantly in the first quarter of 1997 compared with operating income in the same period last year, primarily because of lower operating expenses.

    For Monsanto, technological expenses in the first quarter of 1997 were higher than the same period last year, principally because of higher research and development expenses in the Agricultural Products and Pharmaceuticals segments. "Other Income (Expense) - Net" increased primarily because of significantly higher earnings from the DeKalb Genetics Corporation and Flexsys, L.P. equity affiliates. In addition, "Other Income (Expense) - Net" in the first quarter last year included an aftertax charge of $8 million for Monsanto's share of the purchased research and development costs resulting from the equity investments in Calgene and DeKalb Genetics Corporation.

                       MONSANTO COMPANY AND SUBSIDIARIES

CHANGES IN FINANCIAL CONDITION -- MARCH 31, 1997 COMPARED WITH DECEMBER 31,
1996

    Working capital at March 31, 1997 decreased slightly to $923 million from $939 million at December 31, 1996, primarily because of higher short-term debt, which was partially offset by a seasonal increase in Agricultural Products' trade receivables and lower accrued liabilities. The current ratio was 1.2 at March 31, 1997 compared to 1.3 at year-end 1996. The percent of total debt to total capitalization increased to 46 percent at quarter-end compared with 38 percent at year-end 1996, primarily because of the increase in short-term debt. The increase in "Net Property, Plant and Equipment" was primarily the result of the Asgrow acquisition.

    Operating activities used a net $674 million of cash in the first quarter of 1997, compared with $253 million of net cash used by operations in 1996. The increase in cash used in operations resulted primarily from higher seasonal working capital levels for Agricultural Products and significantly higher payouts associated with employee incentive programs. The increased incentive payouts included the final payment of certain deferred amounts related to the third year of a three-year incentive plan. Investing activities in 1997 used $444 million, which includes the acquisition of Asgrow. The increase in short-term financing was primarily used to fund Agricultural Products' higher seasonal working capital levels and the Asgrow acquisition.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1996, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co., a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of May 1, 1997, there were approximately seven cases pending in various U.S. state and federal courts and approximately 405 cases filed outside the United States (the vast majority in Australia).

    The Company's Report on Form 10-K for the year ended December 31, 1996, described a consent agreement with the U. S. Environmental Protection Agency ("EPA") regarding alleged violations of certain sections of the Resource Conservation and Recovery Act. The EPA has issued a Final Order approving the consent agreement. Without admitting liability, the Company paid a settlement of $105,515 pursuant to the consent agreement.

    The Company's Report on Form 10-K for the year ended December 31, 1996, described a consent agreement with the EPA regarding late reporting of information required under the Toxic Substances Control Act. On April 21, 1997, the EPA Environmental Appeals Board executed the consent order settling the matter for the remaining $352,000 liability.

    On March 20, 1997, the Georgia Environmental Protection Division ("EPD") issued a Notice of Violation and Proposed Consent Order alleging violations by the Company of certain sections of the Resource Conservation and Recovery Act. The alleged violations relate to the waste heat recovery units at the Company's NutraSweet(R) sweetener plant in Augusta, Georgia. EPD has proposed a penalty in the amount of $615,000. The Company has responded to the Notice of Violation and is vigorously challenging the allegations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 9 of this report.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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

Date: May 15, 1997

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                      DESCRIPTION
  -------                                      -----------

     2        Omitted--Inapplicable

     3        1. Omitted--Inapplicable

              2. By-Laws of the Company, as amended effective April 25, 1997

     4        Omitted--Inapplicable

     10       1. Monsanto Management Incentive Plan of 1984, as amended in 1987, 1988, 1989 and 1997

              2. Searle Monsanto Stock Option Plan of 1986, as amended in 1988, 1989, 1990, 1991, 1995 and 1997

              3. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991, 1992 and 1997

              4. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991, 1992 and 1997

              5. Monsanto Management Incentive Plan of 1994, as amended in 1997

              6. Searle/Monsanto Stock Plan of 1994, as amended in 1995 and 1997

              7. Monsanto Management Incentive Plan of 1996, as amended in 1997

              8. Minutes of Meeting of Executive Compensation and Development Committee regarding termination of
                 Searle Phantom Stock Option Plan of 1986.

     11       Omitted--Inapplicable; see Note 3 of Notes of Financial Statements on page 4

     15       Omitted--Inapplicable

     18       Omitted--Inapplicable

     19       Omitted--Inapplicable

     22       Omitted--Inapplicable

     23       Consent of Company Counsel

     24       Omitted--Inapplicable

     27       Financial Data Schedule

     99       Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries