Form 10-Q
period 1997-06-30
MONSANTO CO
filed 1997-08-13
CIK 67686

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

         (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-2516
                       ------

                               MONSANTO COMPANY
                               ----------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     43-0420020
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


             800 NORTH LINDBERGH BLVD., ST. LOUIS,  MISSOURI 63167
             -----------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (314) 694-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                          OUTSTANDING AT
                 CLASS                                    JUNE 30, 1997
                 -----                                    --------------
       COMMON STOCK, $2 PAR VALUE                       589,499,331 SHARES
       --------------------------                       ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1997 and 1996, the Statement of Consolidated Financial Position as of June 30, 1997 and December 31, 1996, the Statement of Consolidated Cash Flow for the six months ended June 30, 1997 and 1996 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

    Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                                         MONSANTO COMPANY AND SUBSIDIARIES

                                          STATEMENT OF CONSOLIDATED INCOME
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                     ------------------           ----------------
                                                                      1997         1996           1997        1996
                                                                      ----         ----           ----        ----
Net Sales........................................................    $2,852       $2,579         $5,426      $4,883
Cost of Goods Sold...............................................     1,406        1,296          2,727       2,483
                                                                     ------       ------         ------      ------
Gross Profit.....................................................     1,446        1,283          2,699       2,400
Marketing Expenses...............................................       379          382            704         709
Administrative Expenses..........................................       202          170            387         366
Technological Expenses...........................................       275          188            495         346
Acquired In-Process Research and Development.....................        72                         173
Amortization of Intangible Assets................................        35           31             71          62
                                                                     ------       ------         ------      ------
Operating Income.................................................       483          512            869         917
Interest Expense.................................................       (55)         (51)           (98)        (91)
Interest Income..................................................        12           14             23          25
Other Income (Expense)--Net......................................        24           48             64          54
                                                                     ------       ------         ------      ------
Income Before Income Taxes.......................................       464          523            858         905
Income Taxes.....................................................       140          158            260         280
                                                                     ------       ------         ------      ------
Net Income.......................................................    $  324       $  365         $  598      $  625
                                                                     ------       ------         ------      ------
Earnings per Share...............................................    $ 0.54       $ 0.62         $ 0.99      $ 1.05
                                                                     ------       ------         ------      ------
Dividends per Share..............................................    $0.160       $0.150         $0.310      $0.288
                                                                     ------       ------         ------      ------
Weighted Average Number of Common and Common Equivalent Shares
  (in millions)..................................................                                 606.5       597.6
                                                                                                 ------      ------

                                     MONSANTO COMPANY AND SUBSIDIARIES

                                STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                               JUNE 30,         DECEMBER 31,
                                                                                 1997               1996
                                                                               --------         ------------
                                                   ASSETS
Current Assets:

    Cash and cash equivalents..............................................    $   176             $   166

    Trade receivables, net of allowances of $93 in 1997 and $53 in 1996....      2,884               1,930

    Miscellaneous receivables and prepaid expenses.........................        552                 382

    Deferred income tax benefit............................................        381                 386

    Inventories............................................................      1,452               1,476
                                                                               -------             -------
            Total Current Assets...........................................      5,445               4,340
                                                                               -------             -------
Property, Plant and Equipment..............................................      7,790               7,588

Less Accumulated Depreciation..............................................      4,650               4,575
                                                                               -------             -------

    Net Property, Plant and Equipment......................................      3,140               3,013
                                                                               -------             -------
Investments in Affiliates..................................................        676                 652

Intangible Assets, net of accumulated amortization of $884 in 1997 and $807
  in 1996..................................................................      2,257               2,165

Other Assets...............................................................      1,095               1,021
                                                                               -------             -------
Total Assets...............................................................    $12,613             $11,191
                                                                               -------             -------

                                    LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:

    Accounts payable.......................................................    $   794             $   715

    Accrued liabilities....................................................      1,670               2,032

    Short-term debt........................................................      2,021                 654
                                                                               -------             -------
            Total Current Liabilities......................................      4,485               3,401
                                                                               -------             -------
Long-Term Debt.............................................................      1,551               1,608

Deferred Income Taxes......................................................         68                  50

Postretirement Liabilities.................................................      1,545               1,508

Other Liabilities..........................................................        875                 934

Shareowners' Equity:

    Common stock (authorized, 850,000,000 shares, par value $2)

        Issued, 821,970,970 shares in 1997 and 1996........................      1,644               1,644

        Additional contributed capital.....................................         98                  65

        Treasury stock, at cost (232,471,639 shares in 1997 and 237,594,831
          shares in 1996)..................................................     (2,615)             (2,661)

    Reserve for ESOP debt retirement.......................................       (166)               (174)

    Net unrealized investment holding gains................................         13                  11

    Accumulated currency adjustment........................................        (97)                 10

    Reinvested earnings....................................................      5,212               4,795
                                                                               -------             -------
            Total Shareowners' Equity......................................      4,089               3,690
                                                                               -------             -------
Total Liabilities and Shareowners' Equity..................................    $12,613             $11,191
                                                                               -------             -------

                                  MONSANTO COMPANY AND SUBSIDIARIES

                                 STATEMENT OF CONSOLIDATED CASH FLOW
                                        (DOLLARS IN MILLIONS)
                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                --------------------
                                                                                1997            1996
                                                                                ----            ----
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:

    Net income.............................................................    $  598          $  625

    Add income taxes.......................................................       260             280
                                                                               ------          ------

    Income before income taxes.............................................       858             905

    Adjustments to reconcile to Cash Provided by (Used in) Operations:

        Income tax payments................................................       (72)           (221)

        Items that did not use (provide) cash:

            Depreciation and amortization..................................       294             284

            Acquired in-process research and development...................       173

            Other..........................................................       (14)             19

        Working capital changes that provided (used) cash:

            Accounts receivable............................................      (925)           (866)

            Inventories....................................................       101              57

            Accounts payable and accrued liabilities.......................      (507)           (111)

            Other..........................................................      (183)            (36)

        Other items........................................................       (63)           (102)
                                                                               ------          ------

Total Cash Used in Operations..............................................      (338)            (71)
                                                                               ------          ------

Investing Activities:

    Property, plant and equipment purchases................................      (337)           (294)

    Acquisition of seed companies..........................................      (227)

    Acquisition and investment payments....................................      (356)           (632)

    Investment and property disposal proceeds..............................        47             131
                                                                               ------          ------

Cash Used in Investing Activities..........................................      (873)           (795)
                                                                               ------          ------

Financing Activities:

    Net change in short-term financing.....................................     1,367           1,035

    Long-term debt proceeds................................................         8             129

    Long-term debt reductions..............................................       (61)           (159)

    Treasury stock purchases...............................................                      (253)

    Dividend payments......................................................      (182)           (168)

    Common stock issued under employee stock plans.........................        55             106

    Other financing activities.............................................        34              76
                                                                               ------          ------

Cash Provided by Financing Activities......................................     1,221             766
                                                                               ------          ------

Increase (Decrease) in Cash and Cash Equivalents...........................        10            (100)

Cash and Cash Equivalents:

    Beginning of year......................................................       166             297
                                                                               ------          ------

    End of period..........................................................    $  176          $  197
                                                                               ------          ------

The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $91 million in 1997 and $100 million in 1996.

                       MONSANTO COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

    1. In the first quarter of 1997, Monsanto completed the acquisitions of the Asgrow Agronomics ("Asgrow") seed business from Empresas La Moderna S. A. and acquired the remaining interest in a Brazilian foundation seed company for a combined purchase price of approximately $250 million. The acquisitions were accounted for as purchases and, accordingly, the results of operations for these companies were included in the Statement of Consolidated Income from the dates of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $400 million and $150 million, respectively. The purchase price allocations are based upon preliminary assumptions and are subject to revision. Monsanto recorded an aftertax charge of $63 million, or $0.10 per share, in the first quarter of 1997, principally related to the write-off of acquired research from Asgrow. The amount of this write-off was determined by an independent valuation. Management believes that the technological feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles.

    In May 1997, Monsanto completed its acquisition of the remaining shares of Calgene, Inc. ("Calgene") that Monsanto did not already own for $8.00 per share in cash, or approximately $254 million. The estimated fair value of the assets acquired and liabilities assumed totaled approximately $310 million and $56 million, respectively. The purchase price allocations are based upon preliminary assumptions and are subject to revision. In conjunction with this acquisition, Monsanto recorded a $72 million aftertax charge ($72 million pretax), or $0.12 per share, in the second quarter of 1997 for acquired in-process research and development. This charge was not tax effected because the transaction was a stock acquisition rather than an asset purchase.
The amount of this write-off was determined by an independent valuation. Management believes that the technological feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles.

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

    3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (606,520,278 and 597,579,951 in 1997 and 1996, respectively). Common share equivalents (19,544,947 and 17,752,303 in 1997 and 1996, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

                       MONSANTO COMPANY AND SUBSIDIARIES

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").
Under this new standard, the presentation of primary and fully diluted earnings per share required by current standards is replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur when securities or contracts to issue common stock are exercised or converted. This statement is effective for Monsanto for financial statements issued after December 15, 1997. Pro forma earnings per share computed under the provisions of FAS 128 would have been:

                                                         FOR THE THREE
                                                            MONTHS                  FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                      ------------------            ------------------
                                                      1997          1996            1997          1996
                                                      ----          ----            ----          ----
Basic earnings per share                              $0.55         $0.63           $1.02         $1.08

Diluted earnings per share                            $0.54         $0.62           $0.99         $1.05

    4. Components of inventories at June 30, 1997 and December 31, 1996 were as follows:

                                                         JUNE 30,           DECEMBER 31,
                                                           1997                 1996
                                                         --------           ------------
Finished goods......................................      $  836               $  888

Goods in process....................................         302                  334

Raw materials and supplies..........................         521                  461
                                                          ------               ------
Inventories, at FIFO cost...........................       1,659                1,683

Excess of FIFO over LIFO cost.......................        (207)                (207)
                                                          ------               ------
    Total...........................................      $1,452               $1,476
                                                          ------               ------

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

    6. Segment data for the three months and six months ended June 30, 1997 and 1996 were as follows:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                         -----------------------------------------------------------
                                                                   1997                               1996
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
Segment:

    Agricultural Products..........................      $1,254            $322             $1,042            $367

    Chemicals......................................         799             120                769              77

    Pharmaceuticals................................         513               9                456              36

    Food Ingredients...............................         286              50                312              52

    Corporate......................................                         (18)                               (20)
                                                         ------            ----             ------            ----
Total..............................................      $2,852            $483             $2,579            $512
                                                         ------            ----             ------            ----

                       MONSANTO COMPANY AND SUBSIDIARIES

                                                                          SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------------------------------
                                                                   1997                               1996
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
Segment:

    Agricultural Products..........................      $2,321            $546             $1,867            $639

    Chemicals......................................       1,531             201              1,505             141

    Pharmaceuticals................................       1,028              64                933              96

    Food Ingredients...............................         546              93                578              77

    Corporate......................................                         (35)                               (36)
                                                         ------            ----             ------            ----
Total..............................................      $5,426            $869             $4,883            $917
                                                         ------            ----             ------            ----

    Financial information for the first six months of 1997 and 1996 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

    7. In December 1996, the Company's board of directors approved in principle a plan to spin off the Company's chemical operations ("Chemicals") to the stockholders of the Company (the "Spinoff"). In the Spinoff, each of the Company's stockholders will receive a pro rata share of the voting common stock of Chemicals in a special dividend and Chemicals will become a separately traded, publicly held company. The Spinoff is subject to several conditions, including stockholder approval. A special meeting of the stockholders of the Company will be held on August 18, 1997 to consider and vote on the proposal to approve the Spinoff of Chemicals. In July 1997, the Company received a ruling from the U.S. Internal Revenue Service that this transaction would generally be free from U.S. federal income taxes. Upon receipt of approval by the stockholders of the Company, Chemicals will be reported as discontinued operations in the Monsanto financial statements and, accordingly, financial statements for periods prior to the Spinoff will be restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note 6 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS--SECOND QUARTER 1997 COMPARED WITH THE SECOND QUARTER
1996

    Net income for the second quarter of 1997 was $324 million, or $0.54 per share, compared with net income of $365 million, or $0.62 per share, in the second quarter of last year. As further discussed in Note 1, second quarter results for 1997 included an aftertax charge of $72 million, or $0.12 per share, for acquired in-process research and development related to the acquisition of the remaining shares of Calgene. Net sales of $2,852 million were 11 percent higher than the comparable figure in 1996.

    Net sales for Agricultural Products increased 20 percent versus sales for the same period last year to $1,254 million. Net sales in the second quarter of 1997 benefited from higher sales volumes of the family of Roundup(R) herbicides. The increased sales volumes reflected continued strong worldwide demand, with significant volume gains in Latin America, Canada and Australia. The sales increase was also driven by licensing revenues associated with sales of Roundup Ready(R) soybeans and cotton, Bollgard(R) insect-protected cotton and Yieldgard(R) corn. In addition, the sales increase also benefited from the inclusion of Asgrow and Calgene sales. Monsanto acquired a controlling interest in Calgene in November 1996. Prior to that time, Calgene was accounted for as an equity affiliate and its results were not consolidated. Operating income for the segment declined $45 million, or 12 percent, from the prior year.

                       MONSANTO COMPANY AND SUBSIDIARIES

However, as further discussed in Note 1, operating income included a $72 million pretax charge for acquired in-process research and development associated with the acquisition of the remaining shares of Calgene. If this charge was excluded, operating income in the second quarter of 1997 would have increased 7 percent compared with operating income in the second quarter of 1996. The increase in operating income resulted primarily because of the effects of higher sales volumes and lower manufacturing costs. The increase was partially offset by higher biotechnology research and development spending.

    Operating income for Chemicals during the quarter increased $43 million on a 4 percent increase in sales when compared to operating income and sales in the same period in 1996. This improved sales and operating income performance, which is compared to a weak second quarter in 1996, was driven largely by higher sales volumes for Saflex(R) plastic interlayer, higher overall selling prices and lower manufacturing and other costs. The overall sales increase was partially offset by lower sales volumes for fibers, principally because of lower sales into the residential replacement carpet market.

    Pharmaceutical net sales for the quarter increased 13 percent, or $57 million, over the second quarter of 1996 to $513 million. The increase in net sales was primarily the result of higher sales volumes for key products. Combined second quarter sales of Ambien(R), a short-term treatment for insomnia, and Daypro(R) and Arthrotec(R) arthritis treatments increased 48 percent versus sales of these products in the second quarter of last year. The sales increase was partially offset by lower sales volumes of verapamil products. Operating income in the second quarter of 1997 of $9 million decreased $27 million versus the second quarter of 1996. Operating income was negatively affected by higher research and development spending as five new product candidates have moved into the later, more expensive phase III clinical trials. In addition, second quarter results in 1996 benefited from cost-sharing alliance payments that were not repeated in the second quarter of 1997.

    Food Ingredient net sales and operating income for the second quarter of 1997 declined 8 percent and 4 percent, respectively, when compared to net sales and operating income for the same period last year. These declines were primarily the result of lower sales volumes of aspartame and tabletop sweeteners. The decrease in operating income was partially offset by the effect of higher biogum sales volumes and cost reductions.

    For Monsanto, technological expenses for the second quarter of 1997 were higher than the comparable period in 1996, primarily because of the aforementioned increases in research and development expenses in the Agricultural Products and Pharmaceuticals segments. The increase in administrative expenses for Monsanto in the second quarter of 1997 over those in the second quarter of last year resulted, in part, because of the addition of administrative expenses associated with Asgrow and Calgene. Expenses for these businesses were not part of Monsanto's consolidated administrative expense totals in 1996. "Other Income (Expense)--Net" for the second quarter of 1997 reflects an increase in income from equity affiliates. However, the quarter-to-quarter comparison was affected by a gain on the sale of certain pharmaceutical assets that was recorded in the second quarter last year.

RESULTS OF OPERATIONS--FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS
1996

    Net income for the first six months of 1997 was $598 million, or $0.99 per share, compared with net income of $625 million, or $1.05 per share, in the first six months of last year. As further discussed in Notes 1 and 2, results for the first six months of 1997 included aftertax charges totaling $141 million, or $0.23 per share. These charges were for acquired in-process research and development, principally related to the Asgrow and Calgene acquisitions, as well as the adoption of SOP 96-1. Net sales of $5,426 million were 11 percent higher than the comparable figure in 1996.

    Net sales for Agricultural Products increased 24 percent, or $454 million, during the first six months of 1997 compared to the same period in 1996. The increase in net sales in 1997 was primarily the result of higher worldwide sales volumes of Roundup(R) herbicide. The sales increase also reflects higher sales of crops developed through biotechnology including Roundup Ready(R) soybeans, canola and cotton, Bollgard(R) insect-protected cotton and Yieldgard(R) corn. In addition, the sales increase benefited from the inclusion of Asgrow and Calgene sales. Monsanto acquired a controlling interest in Calgene in November 1996. Prior to that time, Calgene was accounted for as an equity affiliate, and its results were not consolidated. Operating income in 1997 decreased $93 million, or 15 percent,

                       MONSANTO COMPANY AND SUBSIDIARIES
compared with the results for the first six months of 1996. However, as further described in Note 1, operating income includes $173 million of pretax charges for acquired in-process research and development, primarily associated with the acquisition of Asgrow and the remaining equity interest in Calgene. If these charges were excluded, operating income in the first half of 1997 would have increased $80 million, or 13 percent. In addition to the effect of higher sales volumes, operating income benefited from lower manufacturing costs. These positive factors were partially offset by higher marketing expenditures associated with product launches and higher biotechnology research and development spending.

    Net sales for Chemicals increased $26 million for the six months ended June 30, 1997 compared with net sales in the same period in 1996. The sales increase can be attributed primarily to higher sales volumes of Saflex(R) plastic interlayer and the effects of overall higher selling prices. The sales increase was partially offset by lower sales volumes for fibers, principally because of lower sales into the residential replacement carpet market. Operating income for the first six months of 1997 increased $60 million compared with operating income in the same period last year. However, as further discussed in Note 2, operating income includes $10 million of pretax charges associated with the adoption of SOP 96-1 for environmental reserves at operating locations. If this charge was excluded, operating income in the first quarter of 1997 would have increased $70 million compared with a weak operating income performance in the first half of 1996. The increase in operating income resulted principally from the effects of higher sales, lower costs and improved manufacturing performance for the fibers and Saflex(R) units.

    Pharmaceuticals' net sales for the first half of 1997 increased $95 million over net sales in the same period last year. These increases can be attributed to higher sales volumes of Ambien(R), Daypro(R) and Arthrotec(R). In the first six months of 1997, sales of these products increased 25 percent over sales for the same period in 1996. The sales increase was partially offset by lower sales volumes of verapamil products. Operating income for the first six months of 1997 declined $32 million compared to the first six months of 1996. Operating income was negatively affected by higher research and development expenses associated with new product candidates advancing to later and more expensive phases of development. In addition, operating income in the first half of 1996 benefited from cost-sharing alliances.

    Net sales for Food Ingredients decreased 6 percent in the first half of 1997 compared to the first half of 1996. Sales of tabletop sweeteners and aspartame in the first six months of 1997 declined from the same period last year, primarily because of lower sales volumes. These decreases were partially offset by higher sales volumes of biogum products. Operating income for Food Ingredients increased $16 million in the first half of 1997 compared with the first six months of 1996 primarily because of lower operating expenses.

    For Monsanto, technological expenses for the first half of 1997 were higher than the comparable period in 1996, primarily because of the increase in research and development expenses in the Agricultural Products and Pharmaceuticals segments. The increase in "Other Income (Expense)--Net" for the first six months of 1997 versus the same period last year was primarily the result of higher earnings from equity affiliates. "Other Income
(Expense)--Net" for the first six months of 1996 included a gain on the sale of certain pharmaceutical assets.

CHANGES IN FINANCIAL CONDITION--JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996

    Working capital at June 30, 1997 increased to $960 million from $939 million at December 31, 1996, primarily because of a seasonal increase in trade receivables, financed through an increase in short-term debt. The current ratio was 1.2 at June 30, 1997 and 1.3 at year-end 1996. The percent of total debt to total capitalization increased to 47 percent at June 30, 1997 versus 38 percent at year-end 1996 primarily because of the increase in short-term debt. The increase in "Net Property, Plant and Equipment" at June 30, 1997 resulted, in part, because of the Asgrow acquisition.

    Cash used in operations totaled a net $338 million in 1997, compared with $71 million in 1996. The decrease in cash flow from operations resulted primarily from higher seasonal working capital requirements for Agricultural Products and significantly higher payouts associated with employee incentive programs. The increased incentive payouts included the final payment of certain deferred amounts related to the third year of a three-year incentive plan. Investing activities in 1997 used $873 million, principally for the acquisition of Asgrow and the remaining shares of Calgene that Monsanto did not already own. The increase in short-term financing was primarily used to finance acquisition activity and higher seasonal working capital levels for Agricultural Products.

                          PART II.  OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1996 described a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Developments have occurred in the following cases: (a) The Company is one of a number of defendants in 11 cases brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 960 plaintiffs who owned homes or lived in subdivisions near the Brio Site or along Clear Creek downstream from the site, attended school near the site or used nearby recreational baseball fields. The Company has reached an agreement to settle the claims of 811 plaintiffs in six of these cases for $10 million. Court approval of the settlements is required for 190 of these plaintiffs who are minors. In addition the Company has reached an agreement in principle to settle the claims of 23 plaintiffs in another two of these cases for $165,000. The Company will continue to vigorously defend the remaining actions.

    The Company's Report on Form 10-K for the year ended December 31, 1996 described a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the discharge of hazardous substances, including polychlorinated biphenyls ("PCBs"), from its Anniston, Alabama plant site. Developments have occurred in the following cases: (b) The Company is a defendant in eight cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Taladega County or in U.S. District Court in the Northern District of Alabama on behalf of 1,641 individual plaintiffs who own or rent homes or own or operate businesses along waterways near the plant or who live or attend churches near the plant. The request for certification of a plaintiff class in one of the cases pending in U.S. District Court has been withdrawn. The Company has been named as a defendant in an additional action brought in Circuit Court in Shelby County, Alabama on behalf of a purported class of owners, lessees and licensees of property located on another waterway near the plant. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered loss in the value of their property. They seek compensatory and punitive damages in an unspecified amount. (c) The Company had received notice of a potential Citizen Suit pursuant to Resource Conservation and Recovery Act Section 7002(a)(1)(B). That action has been filed in the U.S. District Court in the Northern District of Alabama on behalf of four individuals who are plaintiffs in one of the suits pending in Circuit Court in Calhoun County. Plaintiffs seek an order enjoining the Company from continuing to handle improperly hazardous waste from the Anniston plant, directing the Company immediately to remove all PCBs released from the plant and granting plaintiffs their costs of suit, including attorneys' and expert witness fees. The Company believes it has meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of any negligent or other improper conduct on the Company's part. The Company will continue to vigorously defend these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of stockholders on April 25, 1997, three matters were submitted to a vote of stockholders.

    1. The following directors were elected, each to hold office until the next Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation, or removal. Votes were cast as follows:

                                                                              VOTES
                                                         VOTES              "WITHHOLD
         NAME                                            "FOR"              AUTHORITY"
         ----                                            -----              ----------
Robert B. Shapiro................................     507,773,059            5,971,152

Joan T. Bok......................................     508,315,709            5,428,502

Robert M. Heyssel................................     508,300,516            5,443,695

Michael Kantor...................................     496,008,394           17,735,817

Gwendolyn S. King................................     508,426,578            5,317,633

Philip Leder.....................................     503,140,679           10,603,532

Howard M. Love...................................     508,065,983            5,678,228

Frank A. Metz, Jr................................     508,485,692            5,258,519

Jacobus F. M. Peters.............................     508,476,569            5,267,642

Nicholas L. Reding...............................     508,658,305            5,085,906

John S. Reed.....................................     447,430,923           66,313,288

John E. Robson...................................     502,117,298           11,626,913

William D. Ruckelshaus...........................     508,483,189            5,261,022

John B. Slaughter................................     508,559,822            5,184,389

    2. The appointment by the Board of Directors of Deloitte & Touche as principal independent auditors for the year 1997 was ratified by the stockholders. A total of 507,963,775 votes were cast in favor of ratification, 4,024,720 votes were cast against it, and 1,755,716 votes were counted as abstentions.

    3. A proposal by certain stockholders relating to a report on certain of the Company's employment policies and practices was submitted to a vote of stockholders. The Board recommended a vote against the proposal. A total of 41,776,509 votes were cast in favor of this proposal, a total of 389,273,501 votes were cast against it, 29,942,526 votes were counted as abstentions, and 52,751,675 votes were counted as broker non-votes.

    Brokers were permitted to vote on the election of directors and ratification of auditors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in those matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 12 of this report.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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

                                                    MONSANTO COMPANY
                                          -------------------------------------
                                                      (Registrant)



                                                    MICHAEL R. HOGAN
                                          -------------------------------------
                                              Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Principal Accounting Officer)

Date: August --, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              DESCRIPTION
  -------                                             -----------

   2          Omitted--Inapplicable

   3(ii)      Monsanto Company By-Laws as amended June 27, 1997

   4          Omitted--Inapplicable

  10          1. Monsanto Management Incentive Plan of 1984, as amended in 1987, 1988, 1989, April 1997 and July
                 1997

              2. Searle Monsanto Stock Option Plan of 1986, as amended in 1988, 1989, 1990, 1991, 1995, April 1997 and July 1997

              3. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991, 1992, April 1997 and
                 July 1997

              4. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991, 1992, April 1997 and July
                 1997

              5. Monsanto Management Incentive Plan of 1994, as amended in April 1997 and July 1997

              6. Searle/Monsanto Stock Plan of 1994, as amended in 1995, April 1997 and July 1997

              7. Monsanto Management Incentive Plan of 1996, as amended in April 1997 and July 1997

              8. Amendment to Non-Employee Directors Stock Plan

  11          Omitted--Inapplicable; see Note 3 of Notes to Financial Statements on pages 4 and 5.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Consent of Company Counsel

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries