Form 10-Q
period 1997-09-30
MONSANTO CO
filed 1997-11-14
CIK 67686

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                (314) 694-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
          CLASS                                   SEPTEMBER 30, 1997
          -----                                   ------------------

COMMON STOCK, $2 PAR VALUE                        592,986,510 SHARES
--------------------------                        ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1997 and 1996, the Statement of Consolidated Financial Position as of September 30, 1997 and December 31, 1996, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1997 and 1996 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

    Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only.

                                           MONSANTO COMPANY AND SUBSIDIARIES

                                           STATEMENT OF CONSOLIDATED INCOME
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE)
                                                                                   THREE MONTHS          NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                 ----------------      ----------------
                                                                                  1997      1996        1997      1996
                                                                                 ------    ------      ------    ------
    Net Sales.................................................................   $1,724    $1,442      $5,694    $4,901

    Costs and Expenses:

    Cost of Goods Sold........................................................      685       613       2,342     2,007

    Selling, General and Administrative Expenses..............................      512       429       1,466     1,355

    Technological Expenses....................................................      264       192         718       494

    Acquired In-Process Research & Development................................      436                   609

    Amortization of Intangible Assets.........................................       43        32         114        94
                                                                                 ------    ------      ------    ------
    Operating Income (Loss)...................................................     (216)      176         445       951

    Interest Expense..........................................................      (42)      (29)       (111)      (94)

    Interest Income...........................................................       13        14          36        39

    Other Income (Expense)--Net...............................................      (28)      (27)         (1)        1
                                                                                 ------    ------      ------    ------

    Income (Loss) from Continuing Operations Before Income Taxes..............     (273)      134         369       897

    Income Taxes..............................................................     (106)       27          80       252
                                                                                 ------    ------      ------    ------
    Income (Loss) from Continuing Operations..................................     (167)      107         289       645

    Income from Discontinued Operations.......................................       34        63         176       150
                                                                                 ------    ------      ------    ------

    Net Income (Loss).........................................................   $ (133)   $  170      $  465    $  795
                                                                                 ------    ------      ------    ------

    Earnings (Loss) per Share:

      Continuing Operations...................................................   $(0.28)   $ 0.18      $ 0.47    $ 1.08

      Discontinued Operations.................................................     0.05      0.10        0.29      0.25
                                                                                 ------    ------      ------    ------
        Total.................................................................   $(0.23)   $ 0.28      $ 0.76    $ 1.33
                                                                                 ------    ------      ------    ------

    Dividends per Share.......................................................   $0.160    $0.150      $0.470    $0.438
                                                                                 ------    ------      ------    ------

    Weighted Average Number of Common and Common Equivalent Shares (in
      millions)...............................................................                          609.6     597.9
                                                                                                       ------    ------

                                   MONSANTO COMPANY AND SUBSIDIARIES

                              STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                 1997          1996
                                                                             ------------   ------------
                                                 ASSETS

Current Assets:

    Cash and cash equivalents.................................................. $   184       $   166

    Trade receivables, net of allowances of $52 in 1997 and $47 in 1996........   2,176         1,515

    Miscellaneous receivables and prepaid expenses.............................     488           286

    Deferred income tax benefit................................................     306           282

    Inventories................................................................   1,187         1,183

    Chemicals Discontinued Operations..........................................                   908
                                                                                -------       -------
            Total Current Assets...............................................   4,341         4,340
                                                                                -------       -------
Property, Plant and Equipment..................................................   4,570         4,428

Less Accumulated Depreciation..................................................   2,307         2,333
                                                                                -------       -------
    Net Property, Plant and Equipment..........................................   2,263         2,095
                                                                                -------       -------
Investments in Affiliates......................................................     319           257

Intangible Assets, net of accumulated amortization.............................   2,685         2,166

Other Assets...................................................................     767           664

Non-Current Assets--Chemicals Discontinued Operations..........................                 1,715
                                                                                -------       -------
Total Assets................................................................... $10,375       $11,237
                                                                                -------       -------

                                  LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:

    Accounts payable........................................................... $   420       $   479

    Accrued liabilities........................................................   1,268         1,431

    Short-term debt............................................................   2,060           654

    Chemicals Discontinued Operations..........................................                   837
                                                                                -------       -------
            Total Current Liabilities..........................................   3,748         3,401
                                                                                -------       -------
Long-Term Debt.................................................................   1,507         1,608

Deferred Income Taxes..........................................................     149           102

Postretirement Liabilities.....................................................     668           594

Other Liabilities..............................................................     340           509

Non-Current Liabilities--Chemicals Discontinued Operations.....................                 1,333

Shareowners' Equity:

    Common stock (authorized, 850,000,000 shares, par value $2)

        Issued, 821,970,970 shares in 1997 and 1996............................   1,644         1,644

        Additional contributed capital.........................................     199            65

        Treasury stock, at cost (228,984,460 shares in 1997
          and 237,594,831 shares in 1996)......................................  (2,584)       (2,661)

    Reserve for ESOP debt retirement...........................................    (123)         (174)

    Net unrealized investment holding gains....................................       9            11

    Accumulated currency adjustment............................................    (166)           10

    Reinvested earnings........................................................   4,984         4,795
                                                                                -------       -------
            Total Shareowners' Equity..........................................   3,963         3,690
                                                                                -------       -------
Total Liabilities and Shareowners' Equity...................................... $10,375       $11,237
                                                                                -------       -------

                                           MONSANTO COMPANY AND SUBSIDIARIES

                                          STATEMENT OF CONSOLIDATED CASH FLOW
                                                (DOLLARS IN MILLIONS)
                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                --------------------
                                                                                                1997            1996
                                                                                                ----            ----

Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:

    Income from Continuing Operations......................................................    $  289           $  645

    Add income taxes--continuing operations................................................        80              252
                                                                                               ------           ------
    Income from continuing operations before income taxes..................................       369              897

    Adjustments to reconcile to Cash Provided by Continuing Operations:

        Income tax payments................................................................      (109)            (244)

        Items that did not use (provide) cash:

            Depreciation and amortization expense..........................................       350              296

            Acquired in-process research and development expense...........................       609

            Other..........................................................................      (104)              20

        Working capital changes that provided (used) cash:

            Accounts receivable............................................................      (662)            (566)

            Inventories....................................................................        50                6

            Accounts payable and accrued liabilities.......................................      (166)             (20)

            Other..........................................................................       (63)              29

        Other items........................................................................      (173)              51
                                                                                               ------           ------
Cash Provided by Continuing Operations.....................................................       101              469

Cash Provided by (Used in) Discontinued Operations.........................................      (109)             141
                                                                                               ------           ------
Total Cash Provided by (Used in) Operations................................................        (8)             610

Investing Activities:

    Property, plant and equipment purchases................................................      (458)            (308)

    Seed company acquisitions and investments..............................................    (1,237)            (163)

    Other acquisitions and investments.....................................................      (358)            (463)

    Investments and property disposal proceeds.............................................        16              150

    Discontinued Operations................................................................       (44)            (148)
                                                                                               ------           ------
Cash Used in Investing Activities..........................................................    (2,081)            (932)
                                                                                               ------           ------
Financing Activities:

    Net change in short-term financing.....................................................     2,406              489

    Long-term debt proceeds................................................................        13              115

    Long-term debt reductions..............................................................       (97)            (164)

    Treasury stock purchases...............................................................                       (253)

    Dividend payments......................................................................      (276)            (255)

    Common stock issued under employee stock plans.........................................        97              123

    Cash transferred to Solutia............................................................       (75)

    Other financing activities.............................................................        39               92
                                                                                               ------           ------
Cash Provided by Financing Activities......................................................     2,107              147
                                                                                               ------           ------
Increase (Decrease) in Cash and Cash Equivalents...........................................        18             (175)

Cash and Cash Equivalents:

    Beginning of year......................................................................       166              297
                                                                                               ------           ------
    End of period..........................................................................    $  184           $  122
                                                                                               ------           ------

The effect of exchange rate changes on cash and cash equivalents was not material.

                       MONSANTO COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

    1. In December 1996, the Board of Directors ("Board") approved a plan to spin off the company's chemicals business to shareowners by means of the distribution of shares of a newly-formed, wholly-owned subsidiary, later named Solutia Inc. ("Solutia"). Effective August 12, 1997, the Board declared a dividend on September 1, 1997, to shareowners of record on August 20, 1997 of one share of Solutia common stock and one preferred share purchase right of Solutia for every five shares of Monsanto common stock, subject to certain conditions, including shareholder approval. Shareowners approved the spin off at a special meeting held August 18, 1997, and the spin off became effective September 1, 1997.

    As a result of the spin off, Monsanto's financial statements have been restated to present the results of operations, cash flows and financial position of the chemicals business as discontinued operations. Discontinued operations also include certain other operations of the company's chemicals business which have been sold. Operating results for discontinued operations were:

                                           FOR THE                     FOR THE
                                        THREE MONTHS                 NINE MONTHS
                                            ENDED                       ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                       ---------------            -----------------
                                       1997       1996            1997         1996
                                       ----       ----            ----         ----

Net Sales......................        $487       $734           $1,943       $2,158
                                       ----       ----           ------       ------

Income Before Income Taxes.....        $ 50       $ 97           $  266       $  239

Income Taxes...................          16         34               90           89
                                       ----       ----           ------       ------

Net Income.....................        $ 34       $ 63           $  176       $  150

    Interest expense of $10 million and $14 million for the third quarter of 1997 and 1996, respectively, and $39 million and $40 million for the nine months ended September 30, 1997 and 1996, respectively, has been allocated to the operating results of Solutia based on debt assumed by Solutia.

    To consummate the spin off, Monsanto contributed certain assets to Solutia, and Solutia assumed certain liabilities of Monsanto beginning June 1, 1997. In addition to the assets and liabilities reported in the Statement of Consolidated Financial Position as discontinued operations as of December 31, 1996, the assets contributed to Solutia and liabilities assumed by Solutia included a joint venture interest in Monsanto's elemental phosphorus business, cash of $75 million, short-term debt of $1,000 million, and long-term ESOP notes and debentures of $29 million. The excess of the liabilities assumed by Solutia over the assets contributed to Solutia as of September 1, 1997 of approximately $120 million increased Monsanto's shareowners' equity. The amount may be adjusted based upon the final determination of the net liabilities assumed.

    In connection with the spin off, various agreements entered into by the Company and Solutia allocated responsibility between them for various debts, liabilities and obligations. These agreements provide that Solutia will indemnify the Company for the liabilities assumed by Solutia pursuant to such agreements.

    2. In the first quarter of 1997, Monsanto completed the acquisitions of the Asgrow Agronomics ("Asgrow") seed business from Empresas La Moderna S. A. and acquired the remaining interest in a Brazilian foundation seed company for a combined purchase price of approximately $250 million. The acquisitions were accounted for as purchases and, accordingly, the results of operations for these companies were included in the Statement of Consolidated Income from the dates of acquisition. The estimated fair value of assets acquired and liabilities assumed totaled approximately $310 million and $60 million, respectively. The purchase price allocations are based upon preliminary assumptions and are subject to revision. Monsanto recorded an aftertax charge of $63 million, or $0.11 per share, in the first quarter of 1997, principally related to the write-off of acquired research from Asgrow. The amount of this write-off was determined by an independent valuation. Management believes that the technological

                       MONSANTO COMPANY AND SUBSIDIARIES
feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles.

    In May 1997, Monsanto completed its acquisition of the remaining shares of Calgene, Inc. ("Calgene") that Monsanto did not already own for $8.00 per share in cash, or approximately $267 million. In conjunction with this acquisition, Monsanto recorded a $72 million aftertax charge ($72 million pretax), or $0.11 per share, in the second quarter of 1997 for acquired in-process research and development. This charge was not tax effected because the transaction was a stock acquisition rather than an asset purchase. The estimated fair value of the assets acquired and liabilities assumed totaled approximately $300 million and $33 million, respectively. The purchase price allocations are based upon preliminary assumptions and are subject to revision. The amount of this write-off was determined by an independent valuation. Management believes that the technological feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles.

    In September 1997, Monsanto completed the acquisitions of Holden's Foundation Seeds, Inc. ("Holden's") and Corn States Hybrid Service, Inc.
("Corn States") for a combined purchase price of approximately $1.0 billion.
The acquisitions were accounted for as purchases and, accordingly, the results of operations for these companies were included in the Statement of Consolidated Income from the dates of acquisition. The estimated fair value of assets acquired totaled approximately $1.0 billion. The purchase price allocations are based upon preliminary assumptions and are subject to revision. In conjunction with the acquisition, Monsanto recorded an aftertax charge of $270 million, or $0.45 per share, in the third quarter of 1997 for the write-off of acquired in-process research and development. The amount of this write-off was determined by an independent valuation. Management believes that the technological feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and development are required to be expensed immediately under generally accepted accounting principles.

    3. Earnings per share were computed using the weighted average number of common shares and common share equivalents outstanding each period (609,574,104 and 597,931,214 in 1997 and 1996, respectively). Common share equivalents (20,898,878 and 17,642,386 in 1997 and 1996, respectively) consist of common stock issuable upon exercise of outstanding stock options. Earnings per share assuming full dilution were not significantly different from the primary amounts.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128").
Under this new standard, the presentation of primary and fully diluted earnings per share required by current standards is replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur when securities or contracts to issue common stock are exercised or converted. This statement is effective for Monsanto for financial statements issued after December 15, 1997. Pro forma earnings per share computed under the provisions of FAS 128 would have been:

                                                   FOR THE              FOR THE
                                                 THREE MONTHS         NINE MONTHS
                                                    ENDED                ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                ---------------      --------------
                                                1997       1996      1997      1996
                                                ----       ----      ----      ----
Basic earnings (loss) per share
  from continuing operations..............     $(0.29)     $0.18     $0.49     $1.11

Diluted earnings (loss) per share
  from continuing operations..............     $(0.28)     $0.18     $0.47     $1.08

                       MONSANTO COMPANY AND SUBSIDIARIES

    4. Components of inventories at September 30, 1997 and December 31, 1996 were as follows:

                                                   SEPTEMBER 30,           DECEMBER 31,
                                                       1997                    1996
                                                   -------------           ------------
Finished goods................................         $  575                 $  630
Goods in process..............................            268                    287
Raw materials and supplies....................            389                    333
                                                       ------                 ------
Inventories, at FIFO cost.....................          1,232                  1,250
Excess of FIFO over LIFO cost.................            (45)                   (67)
                                                       ------                 ------
    Total.....................................         $1,187                 $1,183
                                                       ------                 ------

    5. Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the Company's business activities. While the results of litigation cannot be predicted with certainty, management believes, based upon the advice of Company counsel, that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year, as applicable.

    6. Segment data for the three months and nine months ended September 30, 1997 and 1996 were as follows:

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                                   1997                               1996
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
    Segment:
        Agricultural Products......................      $  672           $(295)            $  556            $100
        Nutrition & Consumer.......................         342              37                336              55
        Pharmaceuticals............................         605              77                498              48
        Corporate & Other..........................         105             (35)                52             (27)
                                                         ------           ------            ------            ----
    Total..........................................      $1,724           $(216)            $1,442            $176
                                                         ------           ------            ------            ----

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                                   1997                               1996
                                                         ------------------------           ------------------------
                                                                        OPERATING                          OPERATING
                                                          NET            INCOME              NET            INCOME
                                                         SALES           (LOSS)             SALES           (LOSS)
                                                         -----          ---------           -----          ---------
    Segment:
        Agricultural Products......................      $2,603           $ 268             $2,128            $674
        Nutrition & Consumer.......................       1,148             139              1,182             214
        Pharmaceuticals............................       1,633             147              1,430             145
        Corporate & Other..........................         310            (109)               161             (82)
                                                         ------           -----             ------            ----
    Total..........................................      $5,694           $ 445             $4,901            $951
                                                         ------           -----             ------            ----

    In 1997, Monsanto created a new organizational structure that transferred various businesses among segments. After the spin off of Solutia on September 1, 1997, the company is reporting under the new organizational structure. Segment information for 1997 and 1996 has been reclassified to conform to the current presentation.

    Financial information for the first nine months of 1997 and 1996 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note 6 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RESULTS OF OPERATIONS--THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

    Monsanto recorded a net loss for the third quarter of 1997 of $133 million, or $0.23 per share, compared with net income of $170 million, or $0.28 per share, in the year-ago quarter. The loss from continuing operations for the third quarter of 1997 was $167 million, or $0.28 per share, compared to income from continuing operations of $107 million, or $0.18 per share, in the third quarter of last year. As further discussed in Note 2, third quarter results for 1997 included an aftertax charge of $270 million, or $0.45 per share, for acquired in-process research and development related to the acquisitions of Holden's and Corn States. Net sales of $1,724 million were 20 percent higher than the comparable figure in 1996.

    Net sales for Agricultural Products increased 21 percent versus sales for the same period last year to $672 million. Net sales in the third quarter of 1997 benefited from higher sales volumes of the family of Roundup(R) herbicides. The increased sales reflected continued strong worldwide demand, with significant gains in Brazil, Argentina and the United States. The higher sales in the United States reflected increased applications of Roundup(R) herbicides on Roundup Ready(R) soybeans and cotton, and the effect of a sales rebate program targeting fall Roundup(R) applications in selected markets. In addition, quarterly sales benefited from the inclusion of Asgrow sales. Operating income for the segment declined $395 million from the prior year. However, as further discussed in Note 2, operating income included a $436 million pretax charge for acquired in-process research and development associated with the acquisitions of Holden's and Corn States. If this charge was excluded, operating income in the third quarter of 1997 would have increased 41 percent compared to operating income in the third quarter of 1996, primarily due to higher sales and lower manufacturing costs.

    Nutrition & Consumer sales of $342 million increased 2 percent versus the prior-year third quarter as a result of higher aspartame, biogum and algin sales volumes, partially offset by lower lawn and garden and tabletop sweetener sales volumes. Operating income for the third quarter of 1997 decreased 33 percent to $37 million primarily as a result of increased technology spending on new product development and reduced sales of tabletop sweeteners.

    Pharmaceutical net sales for the quarter increased $107 million, or 21 percent, versus the third quarter of 1996 to $605 million. The increase in net sales was primarily the result of sales of certain product rights totaling $49 million and higher sales volumes for key products. Combined third quarter sales of Ambien(R), a short-term treatment for insomnia, Daypro(R) and Arthrotec(R) arthritis treatments, and Covera-HS(R) cardiovascular treatment increased 26 percent versus sales of these products in the third quarter of last year. Operating income in the third quarter of 1997 of $77 million increased $29 million versus the third quarter of 1996, due to higher sales partially offset by increased technology and marketing expenses. Research and development spending increased versus the prior-year third quarter as four additional new product candidates have moved into the later, more expensive phase III clinical trials. In addition, marketing expenses rose due to preparations for launching new products in 1998.

    Third-quarter 1997 sales for the Corporate & Other segment increased significantly versus the prior-year quarter primarily due to the inclusion of sales from Calgene's tomato business in the 1997 period. Monsanto acquired a controlling interest in Calgene in November 1996. Prior to that time, Calgene was accounted for as an equity affiliate, and its results were not consolidated. The segment recorded a third-quarter operating loss of $35 million in 1997 compared to a loss of $27 million in the 1996 third quarter. The increased operating loss in quarter-to-quarter comparisons was primarily due to increased spending on growth initiatives.

    For Monsanto, technological expenses for the third quarter of 1997 were higher than the comparable period in 1996, primarily due to the aforementioned increases in research and development expenses in the Nutrition & Consumer and Pharmaceuticals segments. The increase in selling, general, and administrative expenses for Monsanto in the third quarter of 1997 over those in the third quarter of last year resulted, in part, because of the addition of administrative expenses associated with Asgrow and Calgene. Expenses for these businesses were not part of Monsanto's consolidated administrative expense totals in 1996. In addition, selling, general and administrative expenses increased due to the aforementioned increase in marketing expenses in the Pharmaceuticals segment.

Interest expense increased $13 million in quarter-to-quarter comparisons due to a greater amount of short-term debt outstanding. The effective tax rate of 39 percent for the third quarter of 1997 was higher than the comparable period last year primarily because of the effect of the Holden's acquisition and increased benefits from the reinstatement of the research and development tax credit.

RESULTS OF OPERATIONS--FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS
1996

    Net income for the first nine months of 1997 was $465 million, or $0.76 per share, versus net income of $795 million, or $1.33 per share, for the comparable prior-year period. Year-to-date 1997 income from continuing operations totaled $289 million, or $0.47 per share, compared with income from continuing operations of $645 million, or $1.08 per share, in the first nine months of last year. As further discussed in Note 2, results for the first nine months of 1997 included aftertax charges totaling $405 million, or $0.67 per share, for acquired in-process research and development, principally related to the Asgrow, Calgene, Holden's and Corn States acquisitions. Net sales of $5,694 million were 16 percent higher than the comparable figure in 1996.

    Net sales for Agricultural Products increased 22 percent to $2,603 million during the first nine months of 1997 compared to the same period in 1996. The increase in net sales was primarily the result of higher worldwide sales volumes of Roundup(R) herbicide. The sales increase also reflected higher sales of crops developed through biotechnology including Roundup Ready(R) soybeans and cotton, Bollgard(R) insect-protected cotton and Yieldgard(R) corn. In addition, year-to-date sales benefited from the inclusion of Asgrow sales. Year-to-date 1997 operating income decreased $406 million versus results for the first nine months of 1996. However, as further described in Note 2, operating income included $558 million of pretax charges for acquired in-process research and development, primarily associated with the acquisitions of Asgrow, Calgene's cotton business, Holden's and Corn States. If these charges were excluded, operating income for the first nine months of 1997 would have increased $152 million, or 23 percent, compared to the same 1996 period, primarily due to higher sales and lower manufacturing costs.

    Nutrition & Consumer net sales decreased 3 percent in the first nine months of 1997 versus the comparable 1996 period primarily due to lower sales volumes of tabletop sweeteners. These decreases were partially offset by higher sales volumes of biogum products. Year-to-date 1997 operating income decreased $75 million, or 35 percent, compared to the same period last year. However, as further described in Note 2, operating income included $51 million of pretax charges for acquired in-process research and development associated with the acquisition of Calgene's oils business. Operating income for the first nine months of 1997 was also negatively affected by lower sales volumes and increased technology spending associated with new product development.

    Pharmaceuticals' net sales for the first nine months of 1997 increased $203 million, or 14 percent, over net sales in the same period last year. The increase is primarily attributable to higher sales volumes of Ambien(R), Daypro(R) and Arthrotec(R). In the first nine months of 1997, sales of these products increased 22 percent over sales for the same period in 1996. Sales also benefited from the sale of certain product rights totaling $49 million. Operating income for the first nine months of 1997 was essentially flat. The effect of higher sales was offset by increased research and development expenses, associated with new product candidates advancing to later and more expensive phases of development, and higher marketing expenses, related to preparations for launching new products in 1998. In addition, operating income in the first nine months of last year benefited from cost-sharing alliances.

    Year-to-date 1997 sales for the Corporate & Other segment increased significantly versus the first nine months of 1996 primarily due to the inclusion of sales from Calgene's tomato business in the 1997 period. Monsanto acquired a controlling interest in Calgene in November 1996. Prior to that time, Calgene was accounted for as an equity affiliate, and its results were not consolidated. The segment recorded an operating loss of $109 million for the nine months ending September 30, 1997, compared to a loss of $82 million in the year-ago period. The increased operating loss was primarily due to increased spending on growth initiatives.

    For Monsanto, technological expenses for the first nine months of 1997 were higher than the comparable period in 1996, primarily because of increased research and development expenses in all segments, particularly Pharmaceuticals. Year-to-date 1997 interest expense increased $17 million versus the year-ago nine-month period due to a greater amount of short-term debt outstanding. The effective tax rate of 22 percent for the first nine months of 1997 was lower than the same period last year primarily due to the reinstatement of the research and development tax credit.

CHANGES IN FINANCIAL CONDITION--SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31,
1996

    Working capital at September 30, 1997 decreased to $593 million from $939 million at December 31, 1996, primarily because of an increase in short-term debt partially offset by a seasonal increase in trade receivables. The current ratio was 1.2 at September 30, 1997 and 1.3 at year-end 1996. The percent of total debt to total capitalization increased to 47 percent at September 30, 1997 versus 38 percent at year-end 1996, primarily because of the increase in short-term debt. The increase in intangible assets at September 30, 1997 was primarily due to the Holden's acquisition.

    Cash provided by continuing operations totaled a net $101 million for the nine months ended September 30, 1997, compared with $469 million for the same 1996 period. The decrease in cash flow from continuing operations resulted primarily from higher sales-related working capital requirements for Agricultural Products and significantly higher payouts associated with employee incentive programs. The increased incentive payouts included the final payment of certain deferred amounts related to the third year of a three-year incentive plan. Investing activities in 1997 used $2.1 billion, principally for the acquisitions of Asgrow, Calgene, Holden's and Corn States. The increase in short-term financing was primarily used to finance acquisition activity and higher working capital levels for Agricultural Products.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1996, and the Company's Report on Form 10-Q for the quarter ended March 31, 1997, described a number of product liability lawsuits arising out of sales by G. D. Searle & Co. ("Searle"), a subsidiary of the Company acquired in 1985, of the Cu-7(R), an intrauterine device. As of May 1, 1997, there were approximately seven cases pending in various U.S. state and federal courts and approximately 400 cases filed outside the United States (the vast majority in Australia).

    The Company's Report on Form 10-K for the year ended December 31, 1996, described a number of related actions brought in federal and/or state court, against Searle and numerous other defendants, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. An agreement reached by several defendants, not including Searle, to settle the federal class action case, was approved by the trial judge on June 21, 1996. Though certain members of the class objected to the settlement and appealed, the U.S. Court of Appeals for the Seventh Circuit denied the appeal and finalized the settlement on May 30, 1997.

    The Company's Report on Form 10-Q for the quarter ended March 31, 1997, described a Notice of Violation issued by the Georgia Environmental Protection Division ("EPD") alleging certain violations by the Company. EPD originally proposed a penalty in the amount of $615,000, but has since reduced the amount to $220,000. The parties are still in the process of negotiating a final settlement.

    The Company's Report on Form 10-K for the year ended December 31, 1996, and its report on Form 10-Q for the quarter ended June 30, 1997, described a number of lawsuits relating to the Brio Superfund site near Houston, Texas, and to the Company's former plant site in Anniston, Alabama. In connection with the spin off of the Company's chemicals business as described in Note 1 of the Notes to Financial Statements, Solutia has assumed the liabilities for these legal proceedings. As a result, although the Company remains the named defendant, Solutia is now responsible for these proceedings and will indemnify the Company for costs, expenses and judgments arising from this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Special Meeting of stockholders on August 18, 1997, four matters were submitted to a vote of stockholders.

    1. A proposal to approve the spin off of the Company's chemicals business was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 412,705,860 votes were cast in favor of this proposal, a total of 12,069,851 votes were cast against it, 3,552,008 votes were counted as abstentions, and 47,091,462 were counted as broker non-votes.

    2. A proposal to amend the Company's Restated Certificate of Incorporation was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 316,849,705 votes were cast in favor of this proposal, a total of 106,008,812 votes were cast against it, 5,453,304 votes were counted as abstentions, and 47,107,360 were counted as broker non-votes.

    3. The following directors were elected to the following classified terms (or until a successor is elected and has qualified):

                                                                          VOTES
                                                         VOTES          "WITHHOLD
NAME                                                     "FOR"          AUTHORITY"

FOR TERM EXPIRING AT THE 1999 ANNUAL MEETING:

Robert B. Shapiro                                     432,932,801       42,486,380

Robert M. Heyssel                                     433,131,734       42,287,447

Philip Leder                                          431,589,292       43,829,889

Jacobus F. M. Peters                                  433,081,826       42,337,355

FOR TERM EXPIRING AT THE 2000 ANNUAL MEETING:

Michael Kantor                                        431,524,573       43,894,608

Gwendolyn S. King                                     432,859,399       42,559,782

John S. Reed                                          398,922,511       76,496,670

The following directors are continuing current terms expiring at the 1998 Annual Meeting: Nicholas L. Reding, John E. Robson and William D. Ruckelshaus.

    4. A proposal to amend the Monsanto Management Incentive Plan of 1996 was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 365,682,473 votes were cast in favor of this proposal, a total of 102,527,543 votes were cast against it, 7,209,165 votes were counted as abstentions.

    Brokers were permitted to vote on the election of directors and on the proposal to amend the Monsanto Management Incentive Plan of 1996 in the absence of instructions from street-name holders; therefore there were no broker non-votes with respect to those matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 13 of this report.

    (b) Report on Form 8-K during the quarter ended September 30, 1997:

    A Form 8-K as of September 1, 1997, was filed by the Company regarding the spin off of the Company's chemicals business to its stockholders, by means of the distribution of shares of a newly-formed, wholly-owned subsidiary named Solutia Inc.

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

                                                    MONSANTO COMPANY
                                          -------------------------------------
                                                      (Registrant)


                                                    MICHAEL R. HOGAN
                                          -------------------------------------
                                              Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Principal Accounting Officer)

Date: November 14, 1997

                                                 EXHIBIT INDEX
        EXHIBIT
        NUMBER                                       DESCRIPTION
        ------                                       -----------
           2     1. Distribution Agreement by and between Monsanto Company and Solutia Inc., as of September 1,
                 1997, plus identification of contents of omitted schedules and exhibits and agreement to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed
                 September 16, 1997)

           3(i)  Restated Certificate of Incorporation of Monsanto Company, as of October 28, 1997

            (ii) Monsanto Company By-Laws, as amended September 26, 1997

           4     Omitted--Inapplicable

          10     1. Employee Benefits and Compensation Allocation Agreement between Monsanto Company and Solutia
                 Inc., dated as of September 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the
                 Company's Form 8-K filed September 16, 1997)

                 2. Tax Sharing and Indemnification Agreement dated as of September 1, 1997, by and between Monsanto
                 Company and Solutia Inc. (incorporated herein by reference to Exhibit 99.2 of the Company's Form
                 8-K filed September 16, 1997)

                 3. Monsanto Company Non-Employee Director Deferred Compensation Plan

                 4. Monsanto Company Non-Employee Director Equity Incentive Compensation Plan

                 5. Excerpt of Resolutions of Monsanto Company Board of Directors Regarding Directors' Compensation,
                 adopted by Unanimous Consent effective August 4, 1997

                 6. Monsanto Management Incentive Plan of 1996 as amended April 25, 1997, July 25, 1997 and August
                 18, 1997

                 7. Form of Employment Agreement for Executive Officers

          11     Omitted--Inapplicable; see Note 3 of Notes to Financial Statements on page 5

          15     Omitted--Inapplicable

          18     Omitted--Inapplicable

          19     Omitted--Inapplicable

          22     Omitted--Inapplicable

          23     Consent of Company Counsel

          24     Omitted--Inapplicable

          27     Financial Data Schedule

          99     Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries