Form 10-Q
period 1998-03-31
MONSANTO CO
filed 1998-05-15
CIK 67686

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-2516


                                MONSANTO COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                             43-0420020
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


                 800 NORTH LINDBERGH BLVD., ST. LOUIS, MO. 63167
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 694-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
               Class                             March 31, 1998
               -----                             --------------

        Commons Stock, $2 par value            598,930,918 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1998 and 1997, the Statement of Consolidated Financial Position as of March 31, 1998 and December 31, 1997, the Statement of Consolidated Cash Flow for the three months ended March 31, 1998 and 1997 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.

         Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only. Unless otherwise indicated, "earnings per share" means diluted earnings per share.



                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (Dollars in millions, except per share)
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                           1998                  1997
                                                                                           ----                  ----
Net Sales                                                                                 $2,044                 $1,875
Costs and Expenses:
Cost of Goods Sold                                                                           819                    791
Selling, General and Administrative Expenses                                                 535                    447
Technological Expenses                                                                       279                    202
Acquired In-Process Research and Development                                                                        101
Amortization of Intangible Assets                                                             59                     36
                                                                                        --------               --------
Operating Income                                                                             352                    298
Interest Expense                                                                             (66)                   (29)
Interest Income                                                                                9                     10
Other Income (Expense) - Net                                                                   1                     10
                                                                                       ---------               --------
Income from Continuing Operations Before Income Taxes                                        296                    289
Income Taxes                                                                                 100                     83
                                                                                         -------               --------
Income from Continuing Operations                                                            196                    206
Income from Discontinued Operations                                                                                  68
                                                                                      ----------               --------
Net Income                                                                                $  196                 $  274
                                                                                          ------                 ------

Basic Earnings per Share:
Continuing Operations                                                                     $ 0.33                 $ 0.35
Discontinued Operations                                                                                            0.12
                                                                                     -----------                -------
Net Income                                                                               $ 0.33                  $ 0.47
                                                                                         ------                  ------

Diluted Earnings per Share:
Continuing Operations                                                                     $ 0.32                 $ 0.34
Discontinued Operations                                                                                            0.11
                                                                                     -----------                -------
Net Income                                                                               $ 0.32                  $ 0.45
                                                                                         ------                  ------

Dividends per Share                                                                     $ 0.030                $ 0.150
                                                                                        -------                -------

                        MONSANTO COMPANY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)

                                                                                             March 31,          December 31,
                                                                                               1998               1997
                                                                                               ----               ----
                                           ASSETS

Current Assets:
    Cash and cash equivalents                                                              $      117          $      134
    Receivables, net of allowances of $64 in 1998 and $63 in 1997                               2,456               1,823
    Miscellaneous receivables and prepaid expenses                                                638                 692
    Deferred income tax benefit                                                                   317                 243
    Inventories                                                                                 1,491               1,374
                                                                                              -------             -------
           Total Current Assets                                                                 5,019               4,266
                                                                                              -------             -------

Property, Plant and Equipment                                                                   4,848               4,701
Less Accumulated Depreciation                                                                   2,410               2,301
                                                                                              -------             -------
    Net Property, Plant and Equipment                                                           2,438               2,400
                                                                                              -------             -------
Investments in Affiliates                                                                         334                 329
Intangible Assets, net of accumulated amortization                                              2,791               2,837
Other Assets                                                                                    1,054                 942
                                                                                              -------            --------
Total Assets                                                                                 $ 11,636            $ 10,774
                                                                                             --------            --------


                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
    Accounts payable                                                                        $     485           $     480
    Accrued liabilities                                                                         1,321               1,333
    Short-term debt                                                                             2,348               1,726
                                                                                            ---------            --------
           Total Current Liabilities                                                            4,154               3,539
                                                                                            ---------            --------

Long-Term Debt                                                                                  1,959               1,979
Deferred Income Taxes                                                                              70                  97
Postretirement Liabilities                                                                        781                 735
Other Liabilities                                                                                 301                 320
Shareowners' Equity:
    Common stock (authorized: 1,000,000,000 shares, par value $2)
           Issued: 821,970,970 shares in 1998 and 1997                                          1,644               1,644
           Additional contributed capital                                                         381                 321
           Treasury stock, at cost (223,040,052 shares in 1998
           and 226,686,302 shares in 1997)                                                     (2,541)             (2,570)
    Reinvested earnings                                                                         5,149               4,973
    Reserve for ESOP debt retirement                                                             (118)               (123)
    Accumulated other comprehensive income                                                       (144)               (141)
                                                                                           -----------          ----------
           Total Shareowners' Equity                                                            4,371               4,104
                                                                                            ---------            --------
Total Liabilities and Shareowners' Equity                                                    $ 11,636            $ 10,774
                                                                                             --------            --------



                        MONSANTO COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                  1998              1997
                                                                                                  ----              ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                                            $ 196             $ 206
   Add income taxes - continuing operations                                                       100                83
                                                                                                -----            ------
   Income from continuing operations before income taxes                                          296               289
   Adjustments to reconcile to Cash Used in Continuing Operations:
       Income tax refunds (payments)                                                               37               (10)
       Items that did not use (provide) cash:
          Depreciation and amortization                                                           137               103
          Acquired in-process research and development expense                                                      101
       Working capital changes that provided (used) cash:
          Accounts receivable                                                                    (597)             (606)
          Inventories                                                                             (83)               20
          Accounts payable and accrued liabilities                                               (231)             (283)
          Other                                                                                  (130)             (138)
       Pharmaceutical licensing and product rights sales                                          108
       Other items                                                                                (48)              (79)
                                                                                              --------          --------
Cash Used in Continuing Operations                                                               (511)             (603)
Cash Used in Discontinued Operations                                                                                (71)
                                                                                           ----------           --------
Total Cash Used in Operations                                                                    (511)             (674)
                                                                                              --------           ------
Investing Activities:
   Property, plant and equipment purchases                                                       (134)             (119)
   Acquisition of seed companies                                                                                   (277)
   Acquisition and investment payments                                                            (27)              (45)
   Investment and property disposal proceeds                                                       12                 4
   Discontinued Operations                                                                                           (7)
                                                                                           ----------         ----------
Cash Used in Investing Activities                                                                (149)             (444)
                                                                                              --------          --------
Financing Activities:
   Net change in short-term financing                                                             522             1,155
   Long-term debt proceeds                                                                        100                 2
   Long-term debt reductions                                                                      (19)              (48)
   Dividend payments                                                                              (18)              (88)
   Common stock issued under employee stock plans                                                  58                37
                                                                                             --------         ---------
Cash Provided by Financing Activities                                                             643             1,058
                                                                                              -------           -------
Decrease in Cash and Cash Equivalents                                                             (17)              (60)
Cash and Cash Equivalents:
   Beginning of year                                                                              134               166
                                                                                              -------          --------
   End of period                                                                                $ 117           $   106
                                                                                                -----           -------


The effect of exchange rate changes on cash and cash equivalents was not material.

                        MONSANTO COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              (Dollars in millions)


1. On May 11, 1998, Monsanto announced a definitive merger agreement (the "Merger Agreement") to acquire the remaining shares of DEKALB Genetics Corporation ("DEKALB") that Monsanto did not already own. Under terms of the Merger Agreement, a subsidiary of Monsanto will make a tender offer (the "Offer") to acquire all of the common stock of DEKALB not owned by Monsanto for $100 per share in cash. This Offer will be followed by a merger in which any remaining common stock of DEKALB will be exchanged for cash at the same price per share paid in the Offer. If the shares are not accepted for purchase pursuant to the Offer by May 9, 1999, the Offer price will be increased by 50 cents per share on the 10th day of each month, starting on May 10, 1999, unless the Offer is earlier terminated in accordance with its terms. If shares are accepted for purchase pursuant to the Offer on or prior to May 9, 1999, the total cost to Monsanto of the acquisition of all shares of DEKALB (including the acquisition in 1996 of the shares Monsanto currently owns) will be approximately $2.5 billion. The Merger Agreement has been filed as an Exhibit to Schedule 13D filed by Monsanto with regard to the DEKALB common stock. It is anticipated that a charge associated with the write-off of acquired in-process research and development will be recorded in conjunction with this acquisition.

     Also on May 11, 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("Delta and Pine Land"), pursuant to which Delta and Pine Land would be merged with and into Monsanto, with Monsanto surviving. This agreement is subject to the approval of Delta and Pine Land's shareowners. Under terms of the agreement, Delta and Pine Land's shareowners would be entitled to receive
     0.8625 shares of Monsanto's common stock in exchange for each share of Delta and Pine Land they hold. The exchange ratio may be adjusted if Monsanto's average stock price rises or falls by more than 25 percent during the period from signing until either Delta and Pine Land's shareowners meet to vote on the merger or 90 days pass from the time of signing, whichever comes first. A charge associated with the write-off of acquired in-process research and development may be recorded in conjunction with this merger.

     Monsanto plans to finance these acquisitions with a combination of debt and equity securities.

     On May 14, 1998, Monsanto announced that it had signed a letter of intent with Cargill Inc. to form a worldwide joint venture to create and market new products enhanced through biotechnology for the grain processing and animal feed markets. As of May 15, 1998, the filing date of this Form 10-Q, the details of the agreement had not been finalized.

2. Effective January 1, 1998, Monsanto adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months ended March 31, 1998 and 1997 was:

                                               March 31,           March 31,
                                                  1998              1997
                                                  ----              ----

     Net income                                 $   196             $  274
     Other comprehensive loss                        (3)               (88)
                                                 -------           --------
     Total comprehensive income                 $   193             $  186
                                                 -------           --------

3. Effective January 1, 1998, Monsanto adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for defining operating segments and reporting information about operating segments in financial statements. It also establishes standards for related disclosures about products, geographic areas and major customers. This standard is not required to be applied to interim financial statements in the year of adoption, but will be applied to Monsanto's annual 1998 financial statements. Monsanto's current reporting of segments and related information is essentially in compliance with the provisions of FAS 131, and any additional disclosure required by this statement is expected to be minimal.

     Also effective January 1, 1998, Monsanto adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on when costs incurred for internal-use computer software are and are not capitalized. Monsanto's previous accounting policies were essentially in compliance with the provisions of this statement, therefore adoption of SOP 98-1 did not have a material effect on the company's results of operations.

4. Basic earnings per share (EPS) from continuing operations were computed using the weighted average number of common shares outstanding each period (597.7 million in 1998 and 585.5 million in 1997). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (21.7 million in 1998 and 17.1 million in
     1997). Dilutive potential common shares consist of outstanding stock options. As of March 31, 1998, options to purchase approximately 40 million shares of common stock were outstanding, but they were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. These options expire from 2006 through 2008.

5. Components of inventories at March 31, 1998 and December 31, 1997 were as follows:

                                              March 31,             December 31,
                                                 1998                   1997
                                                 ----                   ----

     Finished goods                            $   793                  $  762
     Goods in process                              291                     265
     Raw materials and supplies                    450                     390
                                              --------                 -------
     Inventories, at FIFO cost                   1,534                   1,417
     Excess of FIFO over LIFO cost                 (43)                    (43)
                                               --------                -------
        Total                                   $1,491                  $1,374
                                               -------                  ------

6. On March 20, 1998, a jury verdict was returned against Monsanto in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corp., Agrigenetics Inc. and Mycogen Plant Sciences Inc. claiming that Monsanto delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen Corp. subsequently purchased. The jury awarded $174.9 million in future damages. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict. The company intends to vigorously pursue all available means to have this verdict set aside.

7. Monsanto is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year, as applicable.

8. Segment data for the three months ended March 31, 1998 and 1997 were as follows:

                                                                      Three Months Ended March 31,
                                                                   1998                          1997
                                                         -------------------------     ------------------------

                                                             Net       Operating         Net        Operating
                                                            Sales    Income (Loss)      Sales     Income (Loss)
                                                            -----    -------------      -----     -------------
         Segment:
         Agricultural Products                           $  1,042       $ 291          $  868        $ 176
         Nutrition and Consumer Products                      382          73             397           93
         Pharmaceuticals                                      521          23             515           56
         Corporate and Other                                   99         (35)             95          (27)
                                                          -------       -----          ------        -----
              Total                                        $2,044       $ 352          $1,875        $ 298
                                                           ------       -----          ------        -----

     Financial information for the first quarter of 1998 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 8 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

Results of Operations--First Quarter 1998 Compared with First Quarter 1997

Net income and income from continuing operations totaled $196 million, or $0.32 per share, in the first quarter of 1998 compared with net income of $274 million, or $0.45 per share, and income from continuing operations of $206 million, or $0.34 per share, for the first quarter of 1997. Prior-year results included an aftertax charge of $63 million, or 11 cents per share, for the write-off of in-process research and development ("R&D") related to the acquisition of the Asgrow Agronomics seed company ("Asgrow"). Excluding the unusual charge from 1997 results, income from continuing operations would have decreased $73 million, or $0.13 per share, in quarter-to-quarter comparisons. The decrease was primarily attributable to increases in operating expenses and interest costs, partially offset by the effect of higher sales. Sales grew $169 million, or 9 percent, primarily because of increased pharmaceutical partnering revenues, higher licensing revenues from crops developed through biotechnology, and the inclusion of sales from acquired seed companies. Selling, general and administrative ("SG&A") and technological expenses rose in the first quarter of 1998 compared with expenses in the year-ago quarter, principally because of increased expenses in the Agricultural Products and Pharmaceuticals segments. SG&A expenses for the Agricultural products segment rose primarily because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. The increase in selling expenses for Pharmaceuticals was caused primarily by increased spending associated with the January 1998 launches of Arthrotec(R) arthritis treatment in the United States and France and by higher expenses related to the sales force which continued to expand in the first quarter of 1998 to take advantage of the strong pharmaceutical pipeline. Technological expenses for the Agricultural Products segment grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies. Technological expenses for Pharmaceuticals grew as several new product candidates continued to move through the final, more expensive stages of the research and development approval process. Amortization of intangible assets increased in the first quarter of 1998 principally because of the increase in intangible assets related to seed company acquisitions made in 1997.

The increase in interest expense was caused by a greater amount of debt outstanding during the first quarter of 1998 versus the comparable prior-year quarter. The decline in other income was principally caused by higher exchange losses primarily stemming from southeast Asia.

Net sales for the Agricultural Products segment increased $174 million, or 20 percent, in the first quarter of 1998, primarily because of higher licensing revenues from crops developed through biotechnology, principally Roundup Ready(R) soybeans and Bollgard(R) insect-protected cotton. Segment sales also benefited from the inclusion of sales from seed companies Monsanto acquired during 1997. Sales for the family of Roundup(R) herbicides in the first quarter of 1998 were essentially flat compared with sales in the first quarter of 1997, as increased volumes were offset by average price reductions. Roundup(R) volume growth in the first quarter was lower than expected primarily because of adverse weather conditions in many world areas, particularly the United States. The adverse weather is expected to affect the timing of 1998 sales, but not the overall volume, as sales that would have been expected to occur in the first quarter are now expected to occur in the second quarter. The decline in certain southeast Asia economies also negatively affected Roundup(R) sales volumes and prices. Operating income for Agricultural Products increased $115 million, or 65 percent, in the first quarter of 1998. However, operating income for the first quarter of 1997 included $101 million of pretax charges for the write-off of in-process R&D related to the acquisition of Asgrow. If these charges were excluded, operating income would have increased $14 million, or 5 percent, in quarter-to-quarter comparisons, as the effect of higher sales was partially offset by increased SG&A, technological and amortization expenses. SG&A expenses rose primarily because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. Technological expenses grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1997.

Quarterly net sales for the Nutrition and Consumer Products segment declined 4 percent from sales in the year-ago first quarter primarily because of a weather-related decrease in sales of lawn-and-garden products, partially offset by increased sweetener sales. Sales of bulk aspartame, which includes NutraSweet(R) sweetener, rose as both sales volumes and prices increased. Sales of tabletop sweeteners also grew led by higher sales volumes of Equal(R) sweetener. Operating income for the Nutrition and Consumer Products segment in the first quarter of 1998 decreased $20 million, or 22 percent, versus the comparable 1997 period because of the sales decline coupled with increased expenses. Selling expenses rose principally because of launch expenses associated with two new tabletop sweeteners, NutraSweet(R) and SweetMate(R), and increased promotional expenses for lawn-and-garden products. Technological expenses grew because of increased spending for nutrition programs, principally neotame, a new high-intensity sweetener currently being reviewed for tabletop use by the Food and Drug Administration.

Net sales for Pharmaceuticals totaled $521 million for the first quarter of 1998, a 1 percent increase over net sales in the comparable 1997 quarter. First quarter 1998 net sales included partnering revenues of $100 million related to an alliance for the co-promotion of Celebra(TM), a new arthritis treatment currently under development. The increases in partnering revenues and in sales of Arthrotec(R) arthritis treatment were nearly offset by lower sales of Daypro(R) arthritis treatment, verapamil calcium channel blockers and Cytotec(R) ulcer-preventive medication. Sales of Arthrotec(R) grew primarily because of January 1998 launches in the United States and France. Heavy purchasing by drug wholesalers at the end of 1997, in anticipation of price increases, affected the timing of sales of Daypro(R), Covera-HS(R) calcium channel-blocker and Cytotec(R). However, this timing shift is not expected to significantly affect expected annual sales growth in these key products. Operating income for the Pharmaceuticals segment declined $33 million, or 59 percent, in quarter-to-quarter comparisons as increases in SG&A and technological expenses more than offset the slight increase in net sales. Selling expenses rose primarily because of increased spending associated with the Arthrotec(R) launches and higher expenses related to the sales force which continued to expand in the first quarter of 1998 to take advantage of the strong pharmaceutical pipeline. Technological expenses grew as several new product candidates continued to move through the final, more expensive stages of the research and development approval process.


Changes in Financial Condition -- March 31, 1998 Compared with December 31, 1997

Working capital at March 31, 1998 increased to $865 million from $727 million at December 31, 1997, primarily because of a seasonal increase in Agricultural Products' trade receivables and inventories, partially offset by higher short-term debt. The current ratio was 1.2 at both March 31, 1998 and at year-end 1997. The percent of total debt to total capitalization increased to 50 percent at March 31, 1998 compared with 47 percent at December 31, 1997 because of the seasonal increase in short-term debt.

Operating activities used a net $511 million of cash in the first quarter of 1998, compared with $603 million of net cash used in continuing operations in 1997. The decrease in cash used in continuing operations resulted primarily from the collection in the first quarter of 1998 of miscellaneous receivables related to 1997 Pharmaceutical licensing and product rights sales. In addition, cash used in continuing operations for the prior-year quarter included higher employee incentive payouts for the final payment of a three-year incentive plan. These positive effects on cash used in continuing operations for the first quarter of 1998 compared with the first quarter of 1997 were partially offset by higher inventories and a net decrease in non-cash expenses reflected in net income, primarily related to the acquired in-process research and development write-off in the first quarter of 1997. Investing activities in the first quarter of 1998 used $149 million compared with $444 million in the comparable prior-year quarter. Investing activities for the 1997 period included the purchase of Asgrow Agronomics. Financing activities included the issuance of $100 million of fixed-rate, medium-term notes with an average interest rate of
6.2 percent, due from 2005 to 2018. The net increase in short-term financing of $522 million for the three months ended March 31, 1998 was primarily used to fund Agricultural Products' higher seasonal working capital levels. This increase was lower than the increase in short-term debt in the first quarter of 1997 primarily because of the absence of large acquisitions, the decrease in cash used in continuing operations and lower dividend payments in the first quarter of 1998.

On May 6, 1998,  Monsanto  filed a universal  shelf  registration  with the U.S.
Securities and Exchange Commission for the issuance of up to $2 billion of securities.


Year 2000 Update

Beginning in late 1996, Monsanto initiated the Global Year 2000 program to ensure its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to be replaced or fixed; assessing the extent of the work required; prioritizing the work and developing an action plan; and implementing the action plan. In higher risk areas, the company also has developed contingency action plans. Monsanto has essentially completed the first three phases of the program, and is now primarily in the implementation phase. The majority of systems, including all business critical systems, are expected to comply with year 2000 requirements by the first quarter of 1999. Monsanto also has contacted its major suppliers to assess their preparations for the year 2000. Similar contacts also are planned for major customers. The company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, Monsanto believes, based on available information, that it will be able to manage its year 2000 transition without any material adverse effect on its business operations, financial position, profitability or liquidity.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Monsanto is exposed to market risk, including changes in interest rates, currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the company enters into various derivative transactions. Monsanto does not hold or issue derivative financial instruments for trading purposes. For more information about how Monsanto manages specific risk exposures, see the currency translation note, the inventory valuation note, and the long-term debt note in Notes to Financial Statements in Monsanto's annual report for the year ended December 31, 1997 ("1997 Annual Report"), incorporated by reference in Monsanto's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

The tables under Market Risk Management in the Management's Discussion and Analysis section of the 1997 Annual Report, incorporated by reference in the 1997 Form 10-K, provide information about the company's derivative instruments and other financial instruments that are sensitive to changes in interest rates, currency exchange rates and commodity prices. There have been no material changes to the information provided in the tables in the 1997 Annual Report and Form 10-K except as noted in the following paragraphs.

Interest rate risk sensitive financial instruments that appeared in the 1997 Annual Report and Form 10-K but were no longer outstanding at March 31, 1998 included $100 million of long-term, variable-rate debt due 2001, and $1,208 million of short-term, variable-rate debt, both denominated in U.S. dollars. Significant interest rate risk instruments that were not outstanding at December 31, 1997, but that were outstanding at March 31, 1998 included $100 million of long-term, fixed-rate debt with an average interest rate of 6.2 percent, due after 2002, and $1,811 million of short-term, variable-rate debt with an average interest rate of 5.6 percent due 1998. The fair value of both instruments approximated their book values at March 31, 1998.

The table of significant currency exchange rate risk sensitive instruments that appeared in the 1997 Annual Report and Form 10-K included forward contracts for the purchase of Belgian francs with a notional amount of $103 million, a fair value of $101 million, and an average exchange rate of 36.09 Belgian franc per U.S. dollar. At March 31, 1998, Monsanto had forward contracts for the purchase of Belgian francs with a notional amount and fair value of $53 million and an average exchange rate of 37.469 Belgian franc per U.S. dollar.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Because of the size and nature of its business, Monsanto is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages or seek to restrict the Company's business activities. While the results of litigation cannot be predicted with certainty, Monsanto does not believe these matters or their ultimate disposition will have a material adverse effect on Monsanto's financial position, profitability or liquidity in any one year, as applicable.

On May 19, 1995, Mycogen Plant Sciences Inc. and Agrigentics Inc., affiliates of Mycogen Corporation, initiated suit in the U.S. District Court in California against the company alleging infringement of U.S. Patent 5,380,831 involving synthetic Bacillus thuringiensis ("Bt") genes and seeking damages and injunctive relief. The District Court has granted motions dismissing virtually all of Mycogen's patent claims on the basis that products containing Bt genes made prior to January 1995 do not infringe the patent. The suit has been stayed by the court pending further development in the related litigation pending in the U.S. District Court in Delaware. The company has various meritorious defenses to such claims, including non-infringement, lack of validity, prior invention and collateral estoppel.

In June 1996, Mycogen Corporation, Agrigentics Inc. and Mycogen Plant Sciences, Inc. filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to Bt corn and to glyphosate resistant corn, cotton and canola. On September 9, 1996, Monsanto successfully demurred to all claims but plaintiffs were permitted to amend to file a damage claim seeking recovery under a theory of continuing breach. On October 20, 1997, the court construed the contract as involving only a license to receive genes rather than a license to receive germplasm. Jury trial of the remaining damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $174.9 million. The case is now pending before the trial court on post trial motions to overturn the award and, alternatively, to require a new trial. The company has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against the company on the issue of liability. Monsanto will continue to vigorously litigate its position and will appeal if necessary.

Other information with respect to legal proceedings appears in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 5.  OTHER INFORMATION

         Disclosure Regarding Forward Looking Information. Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Monsanto believes it's in the best interests of our shareowners to use these provisions in discussing future events, as we do in this Form 10-Q and other communications. These forward-looking statements include our plans for growth; the potential for the development, regulatory approval and public acceptance of new products from our pipeline; and other factors that could affect Monsanto's future operations or financial position.

         Monsanto's ability to achieve its goals depends on many known and unknown risks and uncertainties, as well as on changes in general economic and business conditions. These factors could cause the anticipated performance and results of the company to differ materially from those described or implied in such forward-looking statements.

         Factors that could cause or contribute to such differences include, but aren't limited to, Monsanto's ability to: generate cash flows or obtain financing to fund its growth, including research and development; identify new technologies and commercialize from that research innovative and competitive new products worldwide; obtain regulatory approvals and gain consumer acceptance of new products worldwide; secure and defend its intellectual property rights and, when appropriate, license required technology; manufacture its products competitively and cost effectively; manage its businesses in the face of adverse weather or other environmental conditions; respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, and trade and regulatory matters; complete and integrate appropriate acquisitions, strategic alliances and joint ventures; and manage other factors as may be discussed in Monsanto's reports filed with the U.S. Securities and Exchange Commission.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit Index at page 15 of this report.


(b) Reports on Form 8-K during the quarter ended March 31, 1998:

         A Form 8-K as of January 23, 1998, was filed by the Company in connection with the offering of its $100,000,000 Medium-Term Notes, Series D.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MONSANTO COMPANY
                                     -----------------------------
                                             (Registrant)



                                     /s/ Michael R. Hogan
                                     -----------------------------
                                     Vice President and Controller
                                     (On behalf of the Registrant and
                                     as Principal Accounting Officer)


Date:    May 15, 1998

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit Number                      Description

2                     Omitted - Inapplicable

3                     Omitted - Inapplicable

4                     Omitted - Inapplicable

10                    1.  Monsanto Management Incentive Plan of 1996, as amended
                          April 1997, July 1997, August 1997 and February 1998

                      2. Form of Non-Qualified Purchased And Year 2000 Premium Stock Option Certificate

11                    Omitted - Inapplicable; see Note 4 of Notes to Financial
                      Statements on page 5

15                    Omitted - Inapplicable

18                    Omitted - Inapplicable

19                    Omitted - Inapplicable

22                    Omitted - Inapplicable

23                    Omitted - Inapplicable

24                    Omitted - Inapplicable

27                    Financial Data Schedule

99 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries