Form 10-Q
period 1998-06-30
MONSANTO CO
filed 1998-08-14
CIK 67686

================================================================================
                                    FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
               Class                             June 30, 1998
               -----                             --------------

        Commons Stock, $2 par value            600,894,731 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1998 and 1997, the Statement of Consolidated Financial Position as of June 30, 1998 and December 31, 1997, the Statement of Consolidated Cash Flow for the six months ended June 30, 1998 and 1997 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's 1997 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

         Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only. Unless otherwise indicated, "earnings per share" means diluted earnings per share.


                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (Dollars in millions, except per share)


                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                 --------------------------      -----------------------
                                                                      1998          1997              1998         1997
                                                                    -------       ------              ----         ----
Net Sales                                                            $2,470       $2,095            $4,514       $3,970
Costs and Expenses:
Cost of Goods Sold                                                    1,035          866             1,854        1,657
Selling, General and Administrative Expenses                            626          507             1,161          954
Technological Expenses                                                  329          252               608          454
Acquired In-Process Research and Development                                          72                            173
Amortization of Intangible Assets                                        83           35               142           71
Restructuring Expense (Income)                                          (35)                           (35)
                                                                    --------  ----------          ---------       -----
Operating Income                                                        432          363               784          661
Interest Expense                                                        (76)         (40)             (142)         (69)
Interest Income                                                          13           13                22           23
Other Income (Expense) - Net                                              1           17                 2           27
                                                                  ---------     --------         ---------     --------
Income from Continuing Operations Before Income Taxes                   370          353               666          642
Income Taxes                                                            113          103               213          186
                                                                    -------     --------           -------      -------
Income from Continuing Operations                                       257          250               453          456
Income from Discontinued Operations                                                   74                            142
                                                                 ----------     --------        ----------      -------
Net Income                                                           $  257       $  324            $  453       $  598
                                                                     ------       ------            ------       ------

Basic Earnings per Share:
Continuing Operations                                                $ 0.43       $ 0.43            $ 0.76       $ 0.78
Discontinued Operations                                                             0.12                           0.24
                                                                -----------      -------       -----------      -------
Net Income                                                           $ 0.43       $ 0.55            $ 0.76       $ 1.02
                                                                     ------       ------            ------       ------

Diluted Earnings per Share:
Continuing Operations                                                $ 0.41       $ 0.41            $ 0.73       $ 0.75
Discontinued Operations                                                             0.13                           0.24
                                                                -----------      -------       -----------      -------
Net Income                                                           $ 0.41       $ 0.54            $ 0.73       $ 0.99
                                                                     ------       ------           ------        ------

Dividends per Share                                                  $ 0.03       $ 0.16            $ 0.06       $ 0.31
                                                                     ------       ------            ------       ------

                        MONSANTO COMPANY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)

                                                                                              June 30,          December 31,
                                                                                                 1998                1997
                                                                                                 ----                ----
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                              $      122          $      134
    Receivables, net of allowances of $69 in 1998 and $63 in 1997                               3,143               1,823
    Miscellaneous receivables and prepaid expenses                                                634                 692
    Deferred income tax benefit                                                                   331                 243
    Inventories                                                                                 1,356               1,374
                                                                                              -------             -------
           Total Current Assets                                                                 5,586               4,266
                                                                                              -------             -------

Property, Plant and Equipment                                                                   4,959               4,701
Less Accumulated Depreciation                                                                   2,397               2,301
                                                                                              -------             -------
    Net Property, Plant and Equipment                                                           2,562               2,400
                                                                                              -------             -------
Investments in Affiliates                                                                         376                 329
Intangible Assets, net of accumulated amortization                                              2,758               2,837
Other Assets                                                                                    1,028                 942
                                                                                              -------            --------
Total Assets                                                                                 $ 12,310            $ 10,774
                                                                                             --------            --------


                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
    Accounts payable                                                                        $     434           $     480
    Accrued liabilities                                                                         1,764               1,333
    Short-term debt                                                                             1,789               1,726
                                                                                            ---------            --------
           Total Current Liabilities                                                            3,987               3,539
                                                                                            ---------            --------

Long-Term Debt                                                                                  2,510               1,979
Deferred Income Taxes                                                                              98                  97
Postretirement Liabilities                                                                        793                 735
Other Liabilities                                                                                 298                 320
Shareowners' Equity:
    Common stock (authorized: 1,000,000,000 shares, par value $2)
           Issued: 821,970,970 shares in 1998 and 1997                                          1,644               1,644
           Additional contributed capital                                                         416                 321
           Treasury stock, at cost (221,076,239 shares in 1998
           and 226,686,302 shares in 1997)                                                     (2,527)             (2,570)
    Reinvested earnings                                                                         5,390               4,973
    Reserve for ESOP debt retirement                                                             (114)               (123)
    Accumulated other comprehensive loss                                                         (185)               (141)
                                                                                           -----------          ----------
           Total Shareowners' Equity                                                            4,624               4,104
                                                                                            ---------            --------
Total Liabilities and Shareowners' Equity                                                    $ 12,310            $ 10,774
                                                                                             --------            --------



                        MONSANTO COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                    ----------------
                                                                                                  1998              1997
                                                                                                  ----              ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                                            $ 453             $ 456
   Add income taxes - continuing operations                                                       213               186
                                                                                                -----           -------
   Income from continuing operations before income taxes                                          666               642
   Adjustments to reconcile to Cash Used in Continuing Operations:
       Income tax refunds (payments)                                                               55               (72)
       Items that did not use (provide) cash:
          Depreciation and amortization                                                           288               227
          Restructuring expense (income)                                                          (35)
          Acquired in-process research and development expense                                                      173
          Other                                                                                    68                 4
       Working capital changes that provided (used) cash:
          Accounts receivable                                                                  (1,337)             (907)
          Inventories                                                                              23               101
          Accounts payable and accrued liabilities                                                (18)             (260)
          Other                                                                                  (134)             (155)
       Pharmaceutical licensing and product rights sales                                          207
       Other items                                                                                (69)              (68)
                                                                                              --------          --------
Cash Used in Continuing Operations                                                               (286)             (315)
Cash Used in Discontinued Operations                                                                                (23)
                                                                                           ----------           --------
Total Cash Used in Operations                                                                    (286)             (338)
                                                                                              --------           ------
Investing Activities:
   Property, plant and equipment purchases                                                       (377)             (273)
   Acquisition of seed companies                                                                  (68)             (245)
   Acquisition and investment payments                                                            (60)             (338)
   Investment and property disposal proceeds                                                      126                16
   Discontinued Operations                                                                                          (33)
                                                                                           ----------        -----------
Cash Used in Investing Activities                                                                (379)             (873)
                                                                                              --------          --------
Financing Activities:
   Net change in short-term financing                                                             438             1,367
   Long-term debt proceeds                                                                        223                 8
   Long-term debt reductions                                                                      (68)              (61)
   Dividend payments                                                                              (36)             (182)
   Common stock issued under employee stock plans                                                  96                89
                                                                                             --------         ---------
Cash Provided by Financing Activities                                                             653             1,221
                                                                                              -------           -------
Increase (Decrease) in Cash and Cash Equivalents                                                  (12)               10
Cash and Cash Equivalents:
   Beginning of year                                                                              134               166
                                                                                              -------          --------
   End of period                                                                                $ 122           $   176
                                                                                                -----           -------

The effect of exchange rate changes on cash and cash equivalents was not material.

                        MONSANTO COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. On June 1, 1998, Monsanto announced that it had entered into a definitive agreement with American Home Products Corporation ("AHP") to combine the two companies in a merger of equals transaction. In the transaction, AHP shareowners will retain their shares and Monsanto shareowners will receive 1.15 shares in the new combined company for each share of Monsanto common stock that the Monsanto shareowners own on the date the transaction is consummated. The transaction is subject to, among other things, approval by both companies' shareowners, normal governmental reviews and other customary conditions. The merger is intended to qualify as a tax-free reorganization and to be accounted for on a pooling of interests basis.


2. On May 11, 1998, Monsanto announced a definitive merger agreement (the "Merger Agreement") to acquire the approximate 60 percent remaining shares of DEKALB Genetics Corporation ("DEKALB") that Monsanto did not already own. Under terms of the Merger Agreement, a subsidiary of Monsanto will make a tender offer (the "Offer") to acquire all of the common stock of DEKALB not owned by Monsanto for $100 per share in cash. This Offer will be followed by a merger in which any remaining common stock of DEKALB will be exchanged for cash at the same price per share paid in the Offer. If the shares are not accepted for purchase pursuant to the Offer by May 9, 1999, the Offer price will be increased by 50 cents per share on the 10th day of each month, starting on May 10, 1999, unless the Offer is earlier terminated in accordance with its terms. If shares are accepted for purchase pursuant to the Offer on or prior to May 9, 1999, approximately $2.3 billion will be paid to the shareowners of DEKALB, and the total cost to Monsanto of the acquisition of all shares of DEKALB (including the acquisition in 1996 of the shares Monsanto currently owns) will be approximately $2.5 billion. The Merger Agreement has been filed as an Exhibit to Schedule 13D filed by Monsanto with regard to the DEKALB common stock. This transaction is subject to regulatory approvals and other customary conditions.

         On June 29, 1998, Monsanto announced that it had signed a definitive agreement to acquire the international seed operations of Cargill Incorporated ("Cargill") in Central and Latin America, Europe (excluding certain operations in the United Kingdom), Asia and Africa for a purchase price of approximately $1.4 billion. This transaction is subject to regulatory approvals and other customary conditions.

         On July 16, 1998, Monsanto acquired Plant Breeding International Cambridge Limited ("PBIC") for a purchase price of approximately $525 million.

         The DEKALB, Cargill and PBIC acquisitions will be accounted for under the purchase method of accounting. Monsanto expects to recognize pretax charges, currently estimated to be between $800 million and $1 billion, for the write-off of acquired in-process research and development associated with these acquisitions. These charges will be recognized in the periods the transactions close. In addition, Monsanto expects to recognize incremental amortization expense, currently estimated to average between $150 million and $200 million aftertax annually, from goodwill and other intangible assets. The goodwill and other intangible assets are expected to be amortized over periods ranging from 7 to 20 years. These purchase price allocations and amortization amounts are estimated based upon preliminary assumptions and could change. Monsanto currently plans to finance these acquisitions initially with a combination of cash and debt.

         On May 11, 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("Delta and Pine Land"), pursuant to which Delta and Pine Land would be merged with and into Monsanto, with Monsanto surviving. Under terms of the agreement, Delta and Pine Land shareowners would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of Delta and Pine Land they hold. Approximately 33 million shares of Monsanto common stock are expected to be issued to Delta and Pine Land shareowners. The merger is expected to be accounted for as a pooling of interests, and is subject to regulatory approvals, shareowner consent and other customary conditions.

         On May 14, 1998, Monsanto announced that it had signed a letter of intent with Cargill Inc. to form a worldwide joint venture to create and market new products enhanced through biotechnology for the grain processing and animal feed markets. As of the filing date of this Form 10-Q, the details of the agreement had not been finalized.

3. Effective January 1, 1998, Monsanto adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months and six months ended June 30, 1998 and 1997 was:


                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                  June 30,
                                                            1998         1997           1998          1997
                                                            ----         ----           ----          ----
         Net income                                         $ 257       $ 324           $ 453        $ 598
         Other comprehensive loss                             (41)        (17)            (44)        (105)
                                                          ---------   -------         --------    --------
         Total comprehensive income                         $ 216       $ 307           $ 409        $ 493
                                                             -----       -----           -----        -----


4. Effective January 1, 1998, Monsanto adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for defining operating segments and reporting information about operating segments in financial statements. It also establishes standards for related disclosures about products, geographic areas and major customers. This standard is not required to be applied to interim financial statements in the year of adoption, but will be applied to Monsanto's annual 1998 financial statements. Monsanto's current reporting of segments and related information is essentially in compliance with the provisions of FAS 131, and any additional disclosure required by this statement is expected to be minimal.

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


5. Basic earnings per share (EPS) from continuing operations were computed using the weighted average number of common shares outstanding each period (599.0 million in 1998 and 587.0 million in 1997). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (25.3 million in 1998 and 19.5 million in 1997). Dilutive potential common shares consist of outstanding stock options. As of June 30, 1998, options to purchase approximately 25 million shares of common stock were outstanding, but they were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. These options expire from 2006 through 2008.

6. Components of inventories at June 30, 1998 and December 31, 1997 were as follows:
                                                 June 30,         December 31,
                                                   1998               1997
                                                   ----               ----

          Finished goods                         $   676              $  762
          Goods in process                           282                 265
          Raw materials and supplies                 439                 390
                                                --------             -------
          Inventories, at FIFO cost                1,397               1,417
          Excess of FIFO over LIFO cost              (41)                (43)
                                                 --------            -------
             Total                                $1,356              $1,374
                                                  ------              ------

7. On March 20, 1998, a jury verdict was returned against Monsanto in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corp., Agrigenetics Inc. and Mycogen Plant Sciences Inc. claiming that Monsanto delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen Corp. subsequently purchased. The jury awarded $174.9 million in future damages. Monsanto has filed an appeal of the verdict with the California Court of Appeal for the Fourth Judicial District. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict. The company intends to vigorously pursue all available means to have this verdict set aside.

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

8. Segment data for the three months and six months ended June 30, 1998 and 1997 were as follows:

                                                                       Three Months Ended June 30,
                                                                     1998                     1997
                                                             -------------------         --------------------
                                                             Net       Operating         Net        Operating
                                                            Sales    Income (Loss)      Sales     Income (Loss)
                                                            -----    -------------      -----     -------------
         Segment:
         Agricultural Products                            $ 1,333       $ 435         $ 1,063        $ 387
         Nutrition and Consumer Products                      448          84             409            9
         Pharmaceuticals                                      592          30             513           14
         Corporate and Other                                   97        (117)            110          (47)
                                                       -----------   --------      -----------     -------
              Total                                       $ 2,470       $ 432         $ 2,095        $ 363
                                                          -------       -----         -------        -----

                                                                        Six Months Ended June 30,
                                                                     1998                     1997
                                                             -------------------         --------------------
                                                             Net       Operating         Net        Operating
                                                            Sales    Income (Loss)      Sales     Income (Loss)
                                                            -----    -------------      -----     -------------
         Segment:
         Agricultural Products                            $ 2,375       $ 726         $ 1,931        $ 563
         Nutrition and Consumer Products                      830         157             806          102
         Pharmaceuticals                                    1,113          53           1,028           70
         Corporate and Other                                  196        (152)            205          (74)
                                                       -----------   --------      -----------     -------
              Total                                       $ 4,514       $ 784         $ 3,970        $ 661
                                                          -------       -----         -------        -----

         Financial information for the first six months of 1998 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.


9. During the second quarter of 1998, Monsanto reclassified $475 million of outstanding commercial paper from short-term to long-term debt because Monsanto has the ability and intent to renew these obligations beyond June 30, 1999. At June 30, 1998, commercial paper of $1,000 million was classified as long-term debt.


10. In the second quarter of 1998, Monsanto recorded a net charge of $13 million related to the exit from the company's optical products business and a gain from the reversal of past restructuring reserves. As a part of Monsanto's efforts to focus on life science businesses, in May 1998 the Board of Directors approved a decision to exit Monsanto's optical products business, which included the Orcolite(R)and Diamonex(R)optical products businesses and the Diamonex(R) performance products business. Monsanto recognized a $20 million pretax gain on the sale of the Orcolite(R)business and recorded pretax charges of $68 million for the rationalization of the Diamonex(R)businesses, primarily for severance costs and the write-off of manufacturing facilities and intangible assets. Also during the second quarter of 1998, Monsanto recognized a gain of $35 million from the reversal of a restructuring reserve that was no longer needed due to a decision not to rationalize a European pharmaceutical production facility. Due to recent changes in the business and regulatory environment and successes in the R&D pipeline, rationalization of the facility was no longer economically beneficial. The restructuring reserve for the closure of this facility was originally recorded in December 1996. The pretax expenses (income) related to the restructuring and other unusual items were recorded in the Statement of Consolidated Income in the following categories:

                                                  Three and Six Months Ended
                                                        June 30, 1998
                                                        -------------

          Cost of Goods Sold                                 $  44
          Amortization of Intangible Assets                     24
          Restructuring Expense (Income)                       (35)
                                                            -------
          Decrease in Operating Income                          33
          Other (Income) - Net                                 (20)
                                                            -------
          Total decrease in Income from
             Continuing Operations Before Taxes              $  13
                                                             -----

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 8 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

Recent Events
See Notes 1 and 2 of the Notes to Financial Statements for a discussion of major transactions that were entered into or were completed during the six months ended June 30, 1998.

Results of Operations--Second Quarter 1998 Compared with Second Quarter 1997
Net income and income from continuing operations totaled $257 million, or $0.41 per share, in the second quarter of 1998 compared with net income of $324 million, or $0.54 per share, and income from continuing operations of $250 million, or $0.41 per share, for the second quarter of 1997. However, results for both years included unusual items. Net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the net cost of exiting the company's optical products business and a restructuring reserve reversal. Prior-year income from continuing operations included an aftertax charge of $72 million, or $0.11 per share, for the write-off of in-process research and development ("R&D") related to the acquisition of the remaining shares of Calgene Inc. ("Calgene") that Monsanto did not already own. Excluding the unusual items in 1998 and 1997, income from continuing operations would have totaled $270 million, or $0.43 per share, in 1998, versus $322 million, or $0.52 per share, in 1997, a decrease of $52 million, or $0.09 per share. The decrease was primarily attributable to increases in operating expenses and interest costs, partially offset by the effect of higher sales. Quarterly sales grew $375 million, or 18 percent, with increases in all three key segments. Selling, general and administrative ("SG&A") and technological expenses rose in the second quarter of 1998 compared with expenses in the year-ago quarter, principally because of increased expenses in the Agricultural Products and Pharmaceuticals segments. Amortization of intangible assets increased because of the increase in intangible assets related to seed company acquisitions made in 1997 and the write-off of goodwill related to the company's exit from the optical products business. The increase in interest expense in quarter-to-quarter comparisons was caused by a greater amount of debt outstanding during the second quarter of 1998 versus the comparable prior-year quarter. The decrease in other income was principally caused by an increase in exchange losses primarily stemming from southeast Asia and a decline in income from equity affiliates, partially offset by the gain on the sale of the Orcolite(R) business.

Net sales for the Agricultural Products segment totaled $1,333 million in the second quarter of 1998, surpassing sales in the second quarter of last year by $270 million, or 25 percent. The increase in net sales was fueled by higher worldwide sales volumes for the family of Roundup(R) herbicides, especially in the United States, Latin America, Europe and Australia/New Zealand, and reflected increased use of Roundup(R) herbicide in conservation tillage applications and with Roundup Ready(R) crops. Weather, particularly in the United States, contributed to the quarterly increase in Roundup(R) sales volumes by causing a shift in a portion of sales from the first quarter to the second quarter. Lower sales volumes in southeast Asia due to adverse economic and weather conditions slightly offset the sales volume increases in other world areas. Operating income for the Agricultural Products segment increased $48 million, or 12 percent, in the second quarter of 1998. However, operating income for the second quarter of 1997 included $21 million of pretax charges for the write-off of in-process R&D related to the acquisition of Calgene. If these charges were excluded, operating income would have increased $27 million, or 7 percent, in quarter-to-quarter comparisons, as the effect of higher sales was partially offset by increased SG&A, technological and amortization expenses. SG&A expenses rose primarily because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. Technological expenses grew primarily due to higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1997.

Quarterly net sales for the Nutrition and Consumer Products segment grew $39 million, or 10 percent, from sales in the comparable year-ago quarter primarily because of higher sales of lawn-and-garden products and sweeteners. Sales of lawn-and-garden products increased, led by higher sales of Roundup(R) herbicide for residential use, primarily due to favorable weather, particularly in the United States, and increased market share. Sales of bulk aspartame, which includes NutraSweet(R) sweetener, rose primarily because of increased sales volumes. Operating income for the Nutrition and Consumer Products segment in the second quarter of 1998 rose significantly versus operating income in the comparable 1997 period. However, operating income for the prior-year quarter included $51 million of pretax charges for the write-off of in-process R&D related to the acquisition of Calgene. Excluding these charges, operating income would have increased $24 million, or 40 percent, in quarter-to-quarter comparisons primarily because of the aforementioned increases in sales of higher margin products.

Net sales for Pharmaceuticals totaled $592 million for the second quarter of 1998, a 15 percent increase over net sales in the comparable 1997 quarter. This increase reflected strong sales growth for Arthrotec(R) arthritis treatment and Ambien(R) short-term treatment for insomnia. Sales of Arthrotec(R), which was launched in the United States in 1998, more than tripled compared with year-ago sales. Ambien(R), with sales growth of 24 percent in quarter-to-quarter comparisons, continued to be the leader in the U.S. sleep-aid market. Operating income for the Pharmaceuticals segment totaled $30 million in the second quarter of 1998 compared with operating income of $14 million in the prior-year second quarter. However, operating income for the three months ended June 30, 1998 included a $35 million gain from the reversal of past restructuring reserves (see Note 10 of the Notes to Financial Statements). Excluding this gain, the segment would have had an operating loss of $5 million for the second quarter of 1998, as increased expenses more than offset the aforementioned increase in net sales. Selling expenses rose primarily because of increased spending associated with the Arthrotec(R) launches and higher expenses related to the sales force which continued to expand in the second quarter of 1998 in anticipation of the launch of new products from the strong pharmaceutical pipeline. Technological expenses grew as six new product candidates continued to move through the final, more expensive stages of the research and development approval process.

The Corporate and Other segment recorded second-quarter operating losses of $117 million in 1998 and $47 million in 1997. The increased operating loss in quarter-to-quarter comparisons primarily resulted from charges related to the company's exit from the optical products business.


Results of Operations--First Six Months of 1998 Compared with First Six Months of 1997

Net income and income from continuing operations totaled $453 million, or $0.73 per share, for the first six months of 1998 compared with net income of $598 million, or $0.99 per share, and income from continuing operations of $456 million, or $0.75 per share, for the first six months of 1997. However, results for both years included unusual items. Net income and income from continuing operations for the first half of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the net cost of exiting the company's optical products business and a restructuring reserve reversal. Prior-year income from continuing operations included an aftertax charge of $135 million, or $0.22 per share, for the write-off of in-process R&D related to the acquisitions of Asgrow Agronomics seed company ("Asgrow") and Calgene. Excluding the unusual items in 1998 and 1997, income from continuing operations would have totaled $466 million, or $0.75 per share, in 1998, versus $591 million, or $0.97 per share, in 1997, a decrease of $125 million, or $0.22 per share. The decrease was primarily attributable to increases in operating expenses and interest costs, which more than offset the increase in sales. Year-to-date sales grew $544 million, or 14 percent, with increases in all three key segments. SG&A and technological expenses rose in the first six months of 1998 compared with expenses in the year-ago period, principally because of increased expenses in the Agricultural Products and Pharmaceuticals segments. Amortization of intangible assets increased because of the increase in intangible assets related to seed company acquisitions made in 1997 and the write-off of goodwill related to the company's exit from the optical products business. The increase in year-to-date interest expense was caused by a greater amount of debt outstanding during the first half of 1998 versus the comparable prior-year period. The decline in other income was principally caused by decreased income from equity affiliates and higher exchange losses primarily stemming from southeast Asia, particularly Indonesia. These decreases were partially offset by the gain on the sale of the Orcolite(R) business.

Net sales for the Agricultural Products segment increased $444 million, or 23 percent, in the first six months of 1998 versus the comparable prior-year period, primarily because of very strong sales for the family of Roundup(R) herbicides. The significant increase in sales volumes in the first six months of 1998 was primarily driven by increased use of Roundup(R) herbicide in conservation tillage applications and with Roundup Ready(R) crops. Sales volumes rose in most world areas, especially North America, Latin America, Australia/New Zealand, Europe and China. These sales volume increases were slightly offset by lower overall average prices of Roundup(R) herbicide and lower sales of Roundup(R) herbicide in southeast Asia. Sales volumes and prices were lower in Southeast Asia due to the decline in certain southeast Asia economies and adverse weather conditions in those areas. Higher licensing revenues from crops developed through biotechnology, principally Roundup Ready(R) soybeans, also contributed to the increase in sales for the Agricultural Products segment. In addition, segment sales benefited from the inclusion of sales from seed companies Monsanto acquired during 1997. Operating income for the Agricultural Products segment increased $163 million, or 29 percent, in the first half of 1998. However, operating income for the first six months of 1997 included $122 million of pretax charges for the write-off of in-process R&D related to the acquisitions of Asgrow and Calgene. If these charges were excluded, operating income would have increased $41 million, or 6 percent, in period-to-period comparisons, as the effect of higher sales was partially offset by increased SG&A, technological and amortization expenses. SG&A expenses rose primarily because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. Technological expenses grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1997.

Year-to-date net sales for the Nutrition and Consumer Products segment rose $24 million, or 3 percent, from sales in the first half of 1997 primarily because of increased sweetener sales. Sales of bulk aspartame, which includes NutraSweet(R) sweetener, rose due to higher sales volumes. Sales of tabletop sweeteners also grew, led by higher sales of Equal(R) sweetener, due to increased sales volumes and prices. Operating income for the Nutrition and Consumer Products segment in the first half of 1998 increased $55 million compared with the first six months of 1997. However, operating income for the first half of 1997 included $51 million of pretax charges for the write-off of in-process R&D related to the acquisition of Calgene. Excluding these charges, year-to-date 1998 operating income would have increased $4 million, or 3 percent, as the effect of higher sales was partially offset by higher expenses, particularly technological expenses which grew due to increased spending for science-based nutrition programs.

Net sales for Pharmaceuticals grew $85 million, or 8 percent, in the first six months of 1998 over sales in the first half of 1997. Net sales for the 1998 period included partnering revenues of $100 million related to an alliance for the co-promotion of Celebra(TM), a new arthritis treatment currently under development. In addition, year-to-date segment sales reflect a significant increase in sales volumes of Arthrotec(R) arthritis treatment, primarily because of January 1998 launches in the United States and France. The increases in partnering revenues and in sales of Arthrotec(R) were partially offset by lower sales volumes of other products, principally verapamil calcium channel blockers and Cytotec(R) ulcer-preventive medication. Year-to-date operating income for the Pharmaceuticals segment totaled $53 million compared with income of $70 million in the year-ago period. However, operating income for the six months ended June 30, 1998 included a $35 million gain from the reversal of past restructuring reserves (see Note 10 of the Notes to Financial Statements). Excluding this gain, year-to-date 1998 operating income would have totaled $18 million, a $52 million, or 74 percent, decline from year-to-date 1997 income, as increased expenses more than offset the growth in sales. Selling expenses rose primarily because of increased spending associated with the Arthrotec(R) launches and higher expenses related to the sales force which continued to expand in the first half of 1998 in anticipation of the launch of new products from the strong pharmaceutical pipeline. Technological expenses grew as six new product candidates continued to move through the final, more expensive stages of the research and development approval process.

The Corporate and Other segment recorded year-to-date operating losses of $152 million in 1998 and $74 million in 1997. The increased operating loss in period-to-period comparisons primarily resulted from charges related to the company's exit from the optical products business.


Changes in Financial Condition - June 30, 1998 Compared with December 31, 1997

Working capital at June 30, 1998 increased to $1,599 million from $727 million at December 31, 1997, primarily because of a seasonal increase in Agricultural Products' trade receivables. The current ratio was 1.4 at June 30, 1998 and 1.2 at year-end 1997. The percent of total debt to total capitalization was 48 percent at June 30, 1998 compared with 47 percent at December 31, 1997. During the second quarter of 1998, Monsanto reclassified $475 million of outstanding commercial paper from short-term to long-term debt because Monsanto has the ability and intent to renew these obligations beyond June 30, 1999.

Operating activities used a net $286 million of cash in the first six months of 1998, compared with $315 million of net cash used in continuing operations in 1997. The decrease in cash used in continuing operations resulted primarily from the collection in the first half of 1998 of miscellaneous receivables related to 1997 Pharmaceutical licensing and product rights sales. In addition, cash used in continuing operations for the prior-year six-month period included higher employee incentive payouts for the final payment of a three-year incentive plan. These positive effects on cash used in continuing operations for the first six months of 1998 compared with the first six months of 1997 were partially offset by an increase in accounts receivable and a net decrease in non-cash expenses reflected in net income, primarily related to the acquired in-process research and development write-offs in the first half of 1997. Year-to-date 1998 investing activities used $379 million compared with $873 million in the comparable prior-year period. Investing activities for the 1997 period included the purchases of Asgrow and Calgene. Financing activities included the issuance of $100 million of fixed-rate, medium-term notes with an average interest rate of 6.2 percent, due from 2005 to 2018, and the issuance of $100 million of variable-rate notes with an average interest rate of 4.6 percent at June 30, 1998, due 2003.

During the first six months of 1998, Monsanto entered into agreements to acquire the remaining shares of DEKALB Genetics Corporation ("DEKALB") for approximately $2.3 billion and certain international seed operations of Cargill Incorporated ("Cargill") for approximately $1.4 billion. Also, on July 16, 1998, Monsanto acquired Plant Breeding International Cambridge Limited ("PBIC") for a purchase price of approximately $525 million. See Note 2 of the Notes to Financial Statements for further discussion. Monsanto currently plans to finance these acquisitions initially with a combination of cash and debt. Therefore, the amount of debt outstanding could increase if these acquisitions are consummated.

Also during the first half of 1998, Monsanto announced that it had entered into a merger agreement with Delta and Pine Land Company ("Delta and Pine Land"). See
Note 2 of the Notes to Financial Statements for further discussion. Approximately 33 million shares of Monsanto common stock are expected to be issued to Delta and Pine Land shareowners which would result in an increase in the number of Monsanto common shares outstanding.

On June 16, 1998, Monsanto announced that it had rescinded and terminated its existing share repurchase program as a result of the merger agreement with American Home Products Corporation.

Outlook for Agricultural Products - Update
Monsanto announced several strategic transactions involving agricultural seed companies in the first six months of 1998. See Note 2 of the Notes to Financial Statements for further discussion.

Outlook for Nutrition and Consumer Products - Update
On June 25, 1998, Monsanto announced that it had signed a letter of intent to sell its lawn-and-garden business exclusive of its Roundup(R) herbicide products for residential use to The Scotts Company for $300 million. Under a separate, long-term, exclusive agreement, Monsanto will continue to make Roundup(R) herbicide for residential use, and The Scotts Company will market the product.

Outlook for Pharmaceuticals - Update
Ambien(R), a short-term treatment for insomnia, is licensed to a joint venture in which Searle, Monsanto's pharmaceutical subsidiary, is a general partner. On May 26, Monsanto announced that it had signed an agreement with the other joint venture partner to continue the joint venture until April 16, 2002, at which time the other partner will acquire Searle's 51 percent interest in the joint venture. The buy-out price will be calculated on the basis of a progressive percentage of the sales achieved by the joint venture in the 12 months preceding the acquisition, and is not likely to exceed three-fourths of the sales during that period. Searle's share of profits will be reduced from 90 percent to 82 percent in 1999, 60 percent in 2000, 53 percent in 2001 and 51 percent from January 1 to April 15, 2002.

In the third quarter of 1998, Monsanto will record $60 million of revenues for a mileston payment related to an alliance for the co-promotion of Celebra(TM), a new arthritis treatment currently under development. If the U.S. Food and Drug Administration accepts Monsanto's New Drug Application submission for Celebra(TM), Monsanto will receive an additional milestone payment of $80 million.

Year 2000 Update

Beginning in late 1996, Monsanto initiated the Global Year 2000 program to ensure its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to be replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. In higher risk areas, the company also has developed contingency action plans. Monsanto has essentially completed the first three phases of the program and is now primarily in the implementation phase. Some additional identification and assessment continues for recent acquisitions and in the area of embedded systems. The majority of systems, including all business critical systems, are expected to comply with year 2000 requirements by the first quarter of 1999. The company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, Monsanto believes, based on available information, that it will be able to manage its year 2000 transition without any material adverse effect on its business operations, financial position, profitability or liquidity.

Monsanto also has contacted its major suppliers to assess their preparations for the year 2000. Similar contacts also are planned for major customers. These actions are taken to help mitigate the possible external impact of Year 2000 issues. Even so, it is impossible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. Monsanto is developing business continuity plans to minimize the impact of such external events.


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

Interest rate risk sensitive financial instruments that appeared in the 1997 Annual Report and Form 10-K but were no longer outstanding at June 30, 1998 included $1,208 million of short-term, variable-rate debt (denominated in U.S. dollars) and $244 million of short-term, fixed-rate debt (denominated in Brazilian real). Significant interest rate risk instruments that were not outstanding at December 31, 1997, but that were outstanding at June 30, 1998 included (all denominated in U.S. dollars): $100 million of long-term, fixed-rate debt with an average interest rate of 6.2 percent, due after 2002; $1,446 million of short-term, variable-rate debt with an average interest rate of 5.6 percent due 1998 through 1999; $475 million of long-term, variable-rate debt with an average interest rate of 5.6 percent, due 2001; and $129 million of short-term, fixed-rate debt with an average interest rate of 8.0 percent, due 1998 through 1999. The fair value of these instruments approximated their book values at June 30, 1998. The total $1,100 million of long-term, variable-rate debt outstanding at June 30, 1998 included $1,000 million of commercial paper that is assumed to be renewed through 2001, when Monsanto's credit facility expires.

The table of significant currency exchange rate risk sensitive instruments that appeared in the 1997 Annual Report and Form 10-K included the following forward contracts with expected 1998 maturities: the purchase of Belgian francs with a notional amount of $103 million, a fair value of $101 million, and an average exchange rate of 36.09 Belgian franc per U.S. dollar; the purchase of British pounds with a notional amount of $87 million, a fair value of $85 million, and an average exchange rate of 0.589 British pound per U.S. dollar; the sale of Brazilian real with a notional amount and fair value of $50 million and an average exchange rate of 1.152 Brazilian real per U.S. dollar; the sale of Canadian dollars with a notional amount of $27 million, a fair value of $26 million, and an average exchange rate of 1.402 Canadian dollars franc per U.S. dollar; and the sale of Australian dollars with a notional amount of $19 million, a fair value of $18 million, and an average exchange rate of 1.460 Australian dollars per U.S. dollar. At June 30, 1998, the following significant forward contracts were outstanding (all with 1998 maturities): the purchase of German marks with a notional amount of $80 million and an average exchange rate of 1.800 German marks per U.S. dollar; the purchase of British pounds with a notional amount of $74 million and an average exchange rate of 0.606 British pounds per U.S. dollar; the sale of Australian dollars with a notional amount of $57 million and an average exchange rate of 1.667 Australian dollars per U.S. dollar; the sale of Canadian dollars with a notional amount of $55 million and an average exchange rate of 1.467 Canadian dollars per U.S. dollar; and the sale of Brazilian real with a notional amount of $38 million and an average exchange rate of 1.181 Brazilian real per U.S. dollar. At June 30, 1998, Monsanto also had forward contracts maturing in 1999 for the sale of Brazilian real with a notional amount of $39 million and an average exchange rate of 1.242 Brazilian real per U.S. dollar. The fair market values of these contracts approximated the notional amounts at June 30, 1998.

The table of significant commodity price risk sensitive instruments that appeared in the 1997 Annual Report and Form 10-K included contracts for corn futures totaling $6 million (2.1 million bushels at a weighted average price per bushel of $2.90) and contracts for soybean futures totaling $62 million (8.9 million bushels at a weighted average price per bushel of $6.96). At June 30, 1998, the amount of corn futures contracts outstanding was not material. At June 30, 1998, the amount of soybean futures contracts totaled $124 million (20.0 million bushels at a weighted average price per bushel of $6.20); the fair market value of the soybean futures contracts approximated the contract amount.

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

Following the announcement of the merger agreement between Monsanto and American Home Products Corporation ("AHP"), six alleged holders of Monsanto common stock filed suits in the Delaware Court of Chancery in and for New Castle County (the "Delaware Actions") against Monsanto, members of the Monsanto Board of Directors (the "Monsanto Board") and AHP. Seeking to represent a purported class of Monsanto shareowners, plaintiffs in each of the Delaware Actions allege that the consideration to be received by holders of Monsanto common stock in the merger is unfair and inadequate, that the members of the Monsanto Board have breached their fiduciary duties by approving the merger, and that AHP has aided and abetted such breaches. Plaintiffs in each of the Delaware Actions seek judgment declaring that each Delaware Action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the merger in the event that it is consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. On July 10, 1998, the Delaware Court of Chancery signed an order consolidating the Delaware Actions for all purposes and directing that defendants need only respond to the first-filed Delaware Action. Monsanto and the members of the Monsanto Board answered the complaint in such Delaware Action on July 10, 1998, denying all allegations of wrongdoing and asserting various affirmative defenses. A seventh alleged holder of Monsanto common stock has filed a purported class action against Monsanto and members of the Monsanto Board in the Missouri Circuit Court for St. Louis County (the "Missouri Action"). Both the claims pleaded and the relief sought in the Missouri Action are substantially similar to the claims and relief sought in each of the Delaware Actions. On July 13, 1998, Monsanto and the members of the Monsanto Board answered the plaintiff's petition in the Missouri Action by denying all allegations of wrongdoing and asserting various affirmative defenses. In addition, Monsanto and the Monsanto Board have moved to dismiss the Missouri Action on the grounds of forum non conveniens or, in the alternative, to stay the Missouri Action pending final resolution of the Delaware Actions. Monsanto and the Monsanto Board believe that the Delaware Actions and the Missouri Action are without merit and intend to vigorously defend against such actions.

Following the announcement on May 11, 1998, of the merger agreement between Monsanto and Delta and Pine Land Company ("Delta and Pine Land"), five alleged holders of Delta and Pine Land common stock filed suits, now consolidated (the "Delta and Pine Land Suit"), in the Delaware Court of Chancery in and for New Castle County against Monsanto, Delta and Pine Land, and members of the Delta and Pine Land Board of Directors (the "Delta and Pine Land Board"). Seeking to represent a purported class of Delta and Pine Land shareowners, plaintiffs in the Delta and Pine Land Suit allege that the consideration to be received by holders of Delta and Pine Land common stock in the merger is unfair and inadequate, that the members of the Delta and Pine Land Board have breached their fiduciary duties by approving the transaction and that Monsanto has aided and abetted such breaches. Plaintiffs in the Delta and Pine Land Suit seek judgment declaring that each Delaware Action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the transaction in the event that it is consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. Monsanto believes that the Delta and Pine Land Suit is without merit and intends to vigorously defend against the action.

On July 30, 1998, Monsanto was served with a lawsuit filed in United States District Court in Delaware by Zeneca Inc. ("Zeneca"). The complaint alleges that Monsanto has violated Sections 3, 4 and 16 of the Clayton Act and Sections 1 and 2 of the Sherman Act and Zeneca seeks treble damages. In addition to the antitrust allegations, the complaint seeks a declaration that certain United States patents assigned to Monsanto (U.S. Patent Nos. 4,940,835; 5,352,605; 4,535,060) are invalid, unenforceable or have not been infringed by Zeneca. The complaint also asserts a claim for tortious acts of unfair competition with prospective economic advantage. The allegations in the complaint center on Monsanto's technology related to Roundup Ready(R) seed and marketing activity associated with soybeans. On August 12, 1998, the complaint was amended, adding Pioneer Hi-Bred International, Inc. ("Pioneer") as a plaintiff. Pioneer seeks a declaratory judgment that it did not breach its license agreement with Monsanto by providing Roundup Ready(R) soybean seed to Zeneca for testing. The complaint was also amended to add an additional claim for relief by Zeneca, seeking a declaratory judgment that its obtaining the Roundup Ready(R) soybean seed from Zeneca was not improper. Monsanto believes that its activities have been lawful and that the allegations are without merit. Monsanto intends to vigorously defend itself against the action and to oppose the requests for declaratory judgment.

As described in the Company's Report on Form 10-Q for the quarter ended March 31, 1998, in June 1996, Mycogen Corporation, Agrigenetics Inc. and Mycogen Plant Sciences, Inc. filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to corn containing the Bacillus thuringiensis ("Bt") gene and to glyphosate resistant corn, cotton and canola. A jury verdict against Monsanto on March 20, 1998, resulted in a judgment award of $174.9 million. On June 3, 1998, Monsanto filed its notice of appeal from the judgment. The matter is now pending before the California Court of Appeal for the Fourth Appellate District. The Company has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages which are exclusively for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against the Company on this issue of liability. Monsanto will continue to litigate vigorously its position on appeal.

As described in the Company's Report on Form 10-K for the year ended December 31, 1997, and its Report on Form 10-Q for the quarter ended March 31, 1998, on March 19, 1996, the Company was issued U.S. Patent No. 5,500,365, a narrow invention pertaining to a region of the Bt gene useful to produce insect-resistant plants. That same day, the Company filed suit in the U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Giegy Corporation (Seed Division) (now Novartis Seeds Inc.) for infringement of that patent. Trial in this case ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. Monsanto has filed a motion for judgment as a matter of law to overturn the jury verdict and will continue to litigate vigorously its position in the matter.

In 1997 the Company commercially introduced corn containing a gene providing glyphosate resistance. Monsanto is a leader in this scientific field and has engaged in such research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. As described in the Company's Report on Form 10-K for the year ended December 31, 1997, on November 20, 1997, Rhone Poulenc Agrochimie, S.A. ("RPA") filed suit in U.S. District Court in North Carolina (Charlotte) against the Company and DEKALB Genetics Corporation ("DEKALB")contending that they did not have a right to license, make or sell corn products using RPA technology for glyphosate resistance. DEKALB has sublicensed to Monsanto certain technology previously licensed by RPA. Trial in this matter is set for April 4, 1999. The Company has meritorious defenses to the allegations and is vigorously defending the litigation.

Other information with respect to legal proceedings appears in the Company's Report on Form 10-K for the year ended December 31, 1997, and the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Shareowners on April 24, 1998, three matters were submitted to a vote of shareowners.

         l. The following directors were elected, each to hold office until the Annual Meeting to be held in 2001 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                                                    Votes
                                     Votes                          "Withhold
Name                                 "For"                          Authority"
----                                 -----                          ----------

Philip Leder                         508,801,922                    9,688,156
John E. Robson                       501,289,506                    17,200,572
William D. Ruckelshaus               508,348,278                    10,141,800

The following directors are continuing current terms expiring at the 1999 Annual
Meeting: Robert B. Shapiro, Robert M. Heyssel, and Jacobus F. M. Peters. The following directors are continuing current terms expiring at the 2000 Annual
Meeting: Michael Kantor, Gwendolyn S. King, and John S. Reed.

         2. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 1998 was ratified by the shareowners. A total of 514,481,569 votes were cast in favor of ratification, 2,034,956 votes were cast against it, and 1,973,553 votes were counted as abstentions.

         3. A proposal by a certain shareowner relating to cumulative voting was submitted to a vote of shareowners. The Board recommended a vote against the proposal. A total of 102,187,181 votes were cast in favor of this proposal, a total of 349,215,320 votes were cast against it, 9,517,945 votes were counted as abstentions, and 57,569,632 votes were counted as broker non-votes.

Brokers were permitted to vote on the election of directors and ratification of auditors in the absence of instructions from street-name holders; therefore broker non-votes did not occur in those matters.

Item 5.  OTHER INFORMATION

Disclosure  Regarding  Forward Looking  Information

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

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - See the Exhibit Index.

         (b) Report on Form 8-K during the quarter ended June 30, 1998:

         A Form 8-K as of June 1, 1998, was filed by the Company regarding the merger of equals transaction between the Company and American Home Products Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MONSANTO COMPANY
                                        (Registrant)



                                        /s/ Michael R. Hogan
Date:  August 14, 1998                  ----------------------------------
                                        Vice President and Controller
                                        (On behalf of the Registrant and
                                        as Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description

2 1. Agreement and Plan of Merger, dated as of May 31, 1998, among American Home Products Corporation, MA Sub., and Monsanto Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed June 1, 1998)

3        Omitted - Inapplicable

4 First Amendment, dated as of May 31, 1998, to Rights Agreement, dated as of January 26, 1990 between the Company and First Chicago Trust Company of New York as successor to The First National Bank of Boston (incorporated herein by reference to Form 8-A/A filed August 3, 1998)

10 1. First Amendment to the Monsanto Company Non-Employee Director Deferred Compensation Plan, effective July 1, 1998


         2.  Form  of  Monsanto  Company   Non-Qualified  Premium  Stock  Option
         Certificate

11       Omitted - Inapplicable;  see Note 5 of Notes to Financial Statements.

15       Omitted - Inapplicable

18       Omitted - Inapplicable

19       Omitted - Inapplicable

22       Omitted - Inapplicable

23       Omitted - Inapplicable

24       Omitted - Inapplicable

27       Financial Data Schedule

99 Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries