Form 10-Q
period 1998-09-30
MONSANTO CO
filed 1998-11-12
CIK 67686

==============================================================================

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

                                (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                     COMMISSION FILE NUMBER 1-2516

                            MONSANTO COMPANY
                            ----------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                       43-0420020
                   --------                       ----------
        (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


              800 NORTH LINDBERGH BLVD., ST. LOUIS, MO  63167
              -----------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (ZIP CODE)

                               (314) 694-1000
                               --------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                                    -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                      OUTSTANDING AT
                  CLASS                             SEPTEMBER 30, 1998
                  -----                             ------------------

        COMMON STOCK, $2 PAR VALUE                  604,046,370 SHARES
        --------------------------                  ------------------

               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1998 and 1997, the Statement of Consolidated Financial Position as of September 30, 1998 and December 31, 1997, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1998 and 1997 and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's 1997 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. Unless otherwise indicated by the context, "Monsanto" means Monsanto Company and consolidated subsidiaries, and "the Company" means Monsanto Company only. Unless otherwise indicated, "earnings per share" and "per share" refers to diluted earnings per share.

                                    MONSANTO COMPANY AND SUBSIDIARIES
                                    STATEMENT OF CONSOLIDATED INCOME
                                 (Dollars in millions, except per share)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                -------------------           -------------------
                                                                1998           1997           1998           1997
                                                                ----           ----           ----           ----
Net Sales                                                      $1,986         $1,724         $6,500         $5,694
Costs and Expenses:
Cost of Goods Sold                                                768            685          2,622          2,342
Selling, General and Administrative Expenses                      585            512          1,746          1,466
Technological Expenses                                            359            264            967            718
Acquired In-Process Research and Development                      189            436            189            609
Amortization of Intangible Assets                                  64             43            206            114
Restructuring Expense (Income)                                                                  (35)
                                                               ------         ------         ------         ------
Operating Income (Loss)                                            21           (216)           805            445
Interest Expense                                                  (72)           (42)          (214)          (111)
Interest Income                                                    17             13             39             36
Other Income (Expense) - Net                                      (29)           (28)           (27)            (1)
                                                               ------         ------         ------         ------
Income (Loss) from Continuing Operations
    Before Income Taxes                                           (63)          (273)           603            369
Income Taxes                                                       37           (106)           250             80
                                                               ------         ------         ------         ------
Income (Loss) from Continuing Operations                         (100)          (167)           353            289
Income from Discontinued Operations                                               34                           176
                                                               ------         ------         ------         ------
Net Income (Loss)                                              $ (100)        $ (133)        $  353         $  465
                                                               ------         ------         ------         ------

Basic Earnings (Loss) per Share:
Continuing Operations                                          $(0.17)        $(0.29)        $ 0.59         $ 0.49
Discontinued Operations                                                         0.06                          0.30
                                                               ------         ------         ------         ------
Net Income (Loss)                                              $(0.17)        $(0.23)        $ 0.59         $ 0.79
                                                               ------         ------         ------         ------

Diluted Earnings (Loss) per Share:
Continuing Operations                                          $(0.17)        $(0.28)        $ 0.56         $ 0.47
Discontinued Operations                                                         0.05                          0.29
                                                               ------         ------         ------         ------
Net Income (Loss)                                              $(0.17)        $(0.23)        $ 0.56         $ 0.76
                                                               ------         ------         ------         ------

Dividends per Share                                            $ 0.03         $ 0.16         $ 0.09         $ 0.47
                                                               ------         ------         ------         ------

                                MONSANTO COMPANY AND SUBSIDIARIES
                           STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                             (Dollars in millions, except per share)


                                                                        September 30,       December 31,
                                                                            1998                1997
                                                                            ----                ----
                                              ASSETS

Current Assets:
  Cash and cash equivalents                                               $   215             $   134
  Receivables, net of allowances of $64 in 1998 and $63 in 1997             2,845               1,823
  Miscellaneous receivables and prepaid expenses                              731                 692
  Deferred income tax benefit                                                 302                 243
  Inventories                                                               1,505               1,374
                                                                          -------             -------
       Total Current Assets                                                 5,598               4,266
                                                                          -------             -------

Property, Plant and Equipment                                               5,206               4,701
Less Accumulated Depreciation                                               2,477               2,301
                                                                          -------             -------
  Net Property, Plant and Equipment                                         2,729               2,400
                                                                          -------             -------
Investments in Affiliates                                                     359                 329
Intangible Assets, net of accumulated amortization                          3,127               2,837
Other Assets                                                                1,053                 942
                                                                          -------             -------
Total Assets                                                              $12,866             $10,774
                                                                          -------             -------


                               LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Accounts payable                                                        $   452             $   480
  Accrued liabilities                                                       1,819               1,333
  Short-term debt                                                           2,169               1,726
                                                                          -------             -------
       Total Current Liabilities                                            4,440               3,539
                                                                          -------             -------

Long-Term Debt                                                              2,506               1,979
Deferred Income Taxes                                                         100                  97
Postretirement Liabilities                                                    838                 735
Other Liabilities                                                             296                 320
Shareowners' Equity:
  Common stock (authorized: 1,000,000,000 shares, par value $2)
       Issued: 821,970,970 shares in 1998 and 1997                          1,644               1,644
       Additional contributed capital                                         518                 321
       Treasury stock, at cost (217,749,028 shares in 1998
       and 226,686,302 shares in 1997)                                     (2,500)             (2,570)
  Reinvested earnings                                                       5,272               4,973
  Reserve for ESOP debt retirement                                           (111)               (123)
  Accumulated other comprehensive loss                                       (137)               (141)
                                                                          -------             -------
       Total Shareowners' Equity                                            4,686               4,104
                                                                          -------             -------
Total Liabilities and Shareowners' Equity                                 $12,866             $10,774
                                                                          -------             -------

                                MONSANTO COMPANY AND SUBSIDIARIES
                               STATEMENT OF CONSOLIDATED CASH FLOW
                                      (Dollars in millions)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                  1998              1997
                                                                                  ----              ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
  Income from continuing operations                                             $   353           $   289
  Add income taxes - continuing operations                                          250                80
                                                                                -------           -------
  Income from continuing operations before income taxes                             603               369
  Adjustments to reconcile to Cash Provided by Continuing Operations:
     Income tax refunds (payments)                                                   49              (109)
     Items that did not use (provide) cash:
        Depreciation and amortization                                               450               350
        Restructuring expense (income)                                              (35)
        Acquired in-process research and development expense                        189               609
        Other                                                                        67               (24)
     Working capital changes that provided (used) cash:
        Accounts receivable                                                        (987)             (662)
        Inventories                                                                (111)               50
        Accounts payable and accrued liabilities                                     62              (166)
        Other                                                                      (312)             (143)
     Pharmaceutical licensing and product rights sales                              225
     Other items                                                                     16              (173)
                                                                                -------           -------
Cash Provided by Continuing Operations                                              216               101
Cash Used in Discontinued Operations                                                                 (109)
                                                                                -------           -------
Total Cash Provided by (Used in) Operations                                         216                (8)
                                                                                -------           -------
Investing Activities:
  Property, plant and equipment purchases                                          (566)             (458)
  Acquisitions of seed companies                                                   (603)           (1,237)
  Other acquisitions and investments                                               (165)             (358)
  Investment and property disposal proceeds                                         130                16
  Discontinued Operations                                                                             (44)
                                                                                -------           -------
Cash Used in Investing Activities                                                (1,204)           (2,081)
                                                                                -------           -------
Financing Activities:
  Net change in short-term financing                                                818             2,406
  Long-term debt proceeds                                                           224                13
  Long-term debt reductions                                                         (68)              (97)
  Dividend payments                                                                 (54)             (276)
  Common stock issued under employee stock plans                                    149               136
  Cash transferred to Solutia Inc.                                                                    (75)
                                                                                -------           -------
Cash Provided by Financing Activities                                             1,069             2,107
                                                                                -------           -------
Increase in Cash and Cash Equivalents                                                81                18
Cash and Cash Equivalents:
  Beginning of year                                                                 134               166
                                                                                -------           -------
  End of period                                                                 $   215           $   184
                                                                                -------           -------


The effect of exchange rate changes on cash and cash equivalents was not material.

                      MONSANTO COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

1. On July 16, 1998, Monsanto acquired Plant Breeding International Cambridge Limited ("PBIC") for a purchase price of approximately $525 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations for this company were included in the Statement of Consolidated Income from the date of acquisition. The purchase price allocations are based upon preliminary assumptions and are subject to revision. Monsanto recorded a pretax charge of $189 million ($0.30 per share aftertax) in the third quarter of 1998 for the write-off of acquired in-process research and development ("R&D") primarily related to this acquisition. The amount of this write-off was determined by an independent valuation. Management believes that the technological feasibility of the acquired in-process technology has not been established and that it has no alternative future uses. Accordingly, the amounts allocated to in-process research and technology are required to be expensed immediately under generally accepted accounting principles. Monsanto financed this acquisition through the issuance of short-term debt.

       In October 1998, Monsanto announced the acquisition of the international seed operations of Cargill Incorporated ("Cargill") in Central and Latin America, Europe (excluding certain operations in the United Kingdom), Asia and Africa for a purchase price of approximately $1.4 billion. Monsanto financed this acquisition through the issuance of short-term debt.

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

       On May 11, 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("Delta Pine") to merge Delta Pine with Monsanto. Under terms of the agreement, Delta Pine shareowners would be entitled to receive
       0.8625 shares of Monsanto's common stock in exchange for each share of Delta Pine they hold. Approximately 33 million shares of Monsanto common stock are expected to be issued to Delta Pine shareowners, and, based on Monsanto's closing stock price on November 4, 1998 of $38 per common share, result in a purchase price of approximately $1.3 billion. The merger is subject to regulatory approvals, shareowner consent and other customary conditions.

       The Cargill transaction was accounted for under the purchase method of accounting, and the DEKALB and Delta Pine transactions are expected to be accounted for under the purchase method of accounting. Monsanto expects to recognize pretax charges, currently estimated to be between $700 million and $1 billion, for the write-off of acquired in-process R&D associated with these acquisitions. These charges will be recognized in the periods in which the transactions close.

       In connection with the PBIC, Cargill, DEKALB and Delta Pine transactions, Monsanto expects to recognize incremental amortization expense, currently estimated to average between $175 million and $250 million aftertax annually, from goodwill and other acquired intangible assets. The goodwill and other intangible assets

                      MONSANTO COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

       are expected to be amortized over periods ranging from 7 to 20 years. These purchase price allocations and amortization amounts are estimated based upon preliminary assumptions and could change.

       On September 25, 1998, Monsanto signed an agreement with Cargill to form a worldwide joint venture to create and market new products enhanced through biotechnology for the grain processing and animal feed markets.


2. On June 1, 1998, Monsanto announced that it had entered into a definitive agreement with American Home Products Corporation ("AHP") to combine the two companies in a merger of equals transaction. On October 13, 1998, Monsanto and AHP announced that they had terminated the merger agreement by mutual consent. The boards of directors of each of the two companies determined that the transaction was not in the best interest of their respective shareowners.


3. Effective January 1, 1998, Monsanto adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was:

                                             Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                               --------------       --------------
                                               1998      1997       1998      1997
                                               ----      ----       ----      ----
     Net income (loss)                        $(100)    $(133)      $353     $ 465
     Other comprehensive income (loss)           48       (73)         4      (178)
                                              -----     -----       ----     -----
     Total comprehensive income (loss)        $ (52)    $(206)      $357     $ 287
                                              -----     -----       ----     -----

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


5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either Net Income or Other Comprehensive Income,

                    MONSANTO COMPANY AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS

       depending on the designated purpose of the derivative. This statement is effective for Monsanto January 1, 2000. Monsanto does not expect FAS 133 to have a material effect on results of operations or financial position in any one year.


6. Basic earnings per share (EPS) from continuing operations were computed using the weighted average number of common shares outstanding each period (600.4 million in 1998 and 588.7 million in 1997). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (26.4 million in 1998 and 20.9 million in 1997). Dilutive potential common shares consist of outstanding stock options. As of September 30, 1998, options to purchase less than 1 million shares of common stock were outstanding, but they were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. These options expire through 2008.


7. Components of inventories at September 30, 1998 and December 31, 1997 were as follows:

                                     September 30,    December 31,
                                              1998            1997
                                              ----            ----
      Finished goods                        $  727          $  762
      Goods in process                         316             265
      Raw materials and supplies               497             390
                                            ------          ------
      Inventories, at FIFO cost              1,540           1,417
      Excess of FIFO over LIFO cost            (35)            (43)
                                            ------          ------
         Total                              $1,505          $1,374
                                            ------          ------

8. On March 20, 1998, a jury verdict was returned against Monsanto in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corp., Agrigenetics Inc. and Mycogen Plant Sciences Inc. claiming that Monsanto delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen Corp. subsequently purchased. The jury awarded $174.9 million in future damages. Monsanto has filed an appeal of the verdict with the California Court of Appeal for the Fourth Judicial District. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict. The Company intends to vigorously pursue all available means to have this verdict set aside.

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

                    MONSANTO COMPANY AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS

9. Segment data for the three months and nine months ended September 30, 1998 and 1997 were as follows:

                                                    Three Months Ended September 30,
                                                   1998                           1997
                                          ------------------------      ------------------------
                                           Net         Operating         Net          Operating
                                          Sales      Income (Loss)      Sales       Income (Loss)
                                          -----      -------------      -----       ------------
      Segment:
      Agricultural Products              $   794        $  (129)       $   672         $ (295)
      Nutrition and Consumer Products        332             46            342             37
      Pharmaceuticals                        790            133            605             77
      Corporate and Other                     70            (29)           105            (35)
                                         -------        -------        -------         ------
         Total                           $ 1,986        $    21        $ 1,724         $ (216)
                                         -------        -------        -------         ------

                                                    Nine Months Ended September 30,
                                                   1998                           1997
                                          ------------------------      ------------------------
                                           Net         Operating         Net          Operating
                                          Sales      Income (Loss)      Sales       Income (Loss)
                                          -----      -------------      -----       ------------
      Segment:
      Agricultural Products              $ 3,169         $  597        $ 2,603         $  268
      Nutrition and Consumer Products      1,162            203          1,148            139
      Pharmaceuticals                      1,903            186          1,633            147
      Corporate and Other                    266           (181)           310           (109)
                                         -------         ------        -------         ------
         Total                           $ 6,500         $  805        $ 5,694         $  445
                                         -------         ------        -------         ------

       Financial information for the first nine months of 1998 and 1997 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.


10. During the second quarter of 1998, Monsanto reclassified $475 million of outstanding commercial paper from short-term to long-term debt because Monsanto has the ability and intent to renew these obligations beyond September 30, 1999. At September 30, 1998, commercial paper of $1,000 million was classified as long-term debt.

       In October 1998, Monsanto mandated Citibank, N.A. and Salomon Smith Barney Inc. to arrange an additional $2 billion 364-day revolving credit facility. The facility will be used to support the issuance of commercial paper. Interest on amounts borrowed under this agreement is expected to be at money market rates. Covenants under this credit facility will restrict maximum borrowings. Monsanto does not anticipate that future borrowings will be limited by the terms of this agreement.


11. In the second quarter of 1998, Monsanto recorded a net charge of $13 million related to the exit from the Company's optical products business and a gain from the reversal of past restructuring reserves. As a part of Monsanto's efforts to focus on life science businesses, in May 1998 the Board of Directors approved a decision to exit Monsanto's optical products business, which included the Orcolite(R) and Diamonex(R) optical products businesses and the Diamonex(R) performance products business. Monsanto recognized a $20 million pretax gain on the sale of the Orcolite(R) business and recorded pretax charges of $68 million for the rationalization of the Diamonex(R) businesses, primarily for severance costs and the write-off of manufacturing facilities and intangible assets. Also during the second quarter of 1998, Monsanto recognized a gain of $35

                    MONSANTO COMPANY AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS


         million from the reversal of a restructuring reserve that was no longer needed due to a decision not to rationalize a European pharmaceutical production facility. Due to recent changes in the business and regulatory environment and successes in the R&D pipeline, rationalization of the facility was no longer economically beneficial. The restructuring reserve for the closure of this facility was originally recorded in December 1996. The pretax expenses (income) related to the restructuring, write-off of acquired in-process R&D, and other unusual items were recorded in the Statement of Consolidated Income in the following categories:

                                                  Nine Months Ended
                                                  September 30, 1998
                                                  ------------------
      Cost of Goods Sold                                 $   44
      Acquired In-Process Research and Development          189
      Amortization of Intangible Assets                      24
      Restructuring Expense (Income)                        (35)
                                                         ------
      Decrease in Operating Income                          222
      Other (Income) - Net                                  (20)
                                                         ------
      Total decrease in Income from
          Continuing Operations Before Taxes             $  202
                                                         ------

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 9 of the Notes to Financial Statements indicates operating results by operating unit, including the concentration of the generally more profitable sales of Agricultural Products in the first half of the year.

RECENT EVENTS
See Note 1 of the Notes to Financial Statements for a discussion of major transactions that were entered into or were completed during the nine months ended September 30, 1998.

RESULTS OF OPERATIONS--THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997 Monsanto recorded a loss from continuing operations of $100 million, or $0.17 cents per share, in the third quarter of 1998 compared with a loss from continuing operations of $167 million, or $0.28 per share, in the third quarter of 1997. However, results for both years included unusual items. The loss from continuing operations for the third quarter of 1998 included an aftertax charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D") principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). The prior-year loss from continuing operations included an aftertax charge of $270 million, or $0.45 per share, for the write-off of in-process R&D related to the acquisitions of Holden's Foundation Seeds ("Holden's") and Corn States Hybrid Service, Inc. ("Corn States"). If the unusual charges were excluded in 1998 and 1997, income from continuing operations would have been $87 million, or $0.13 per share, in 1998, versus $103 million, or $0.17 per share, in 1997, a decrease of $16 million, or $0.04 per share. The decrease was primarily attributable to increased operating expenses and interest costs, partially offset by the effect of higher sales. Quarterly sales grew $262 million, or 15 percent, as a result of sales increases in the Agricultural
Products and Pharmaceuticals segments. Selling, general and administrative ("SG&A") and technological expenses rose in the third quarter of 1998 compared with expenses in the year-ago quarter, principally because of increased expenses in the Agricultural
Products and Pharmaceuticals segments. Amortization of intangible assets increased because of the increase in intangible assets related to seed company acquisitions made in 1997 and the PBIC acquisition.
The increase in interest expense in quarter-to-quarter comparisons was caused by a greater amount of debt outstanding during the third quarter of 1998 versus the comparable prior-year quarter. The effective tax rate increased in quarter-to-quarter comparisons primarily because of the effect of the PBIC acquisition.

Net sales for Agricultural Products grew to $794 million in the third quarter of 1998, compared with sales of $672 million in the third quarter of last year. The $122 million, or 18 percent, net sales increase was fueled primarily by higher worldwide sales volumes for the family of Roundup(R) herbicides, reflecting increased use of Roundup(R) herbicide in conservation tillage applications and with Roundup Ready(R) crops. Quarterly volumes for Roundup(R) herbicide continued above the trend-line growth of 20 percent annually, more than offsetting lower average prices. In September 1998, Monsanto reduced the prices of Roundup(R) herbicide in the United States. The price reduction is expected to drive increased volumes, especially in conservation tillage uses. Sales volumes for the third quarter of 1998 increased substantially in most world areas, led by gains in Latin America and the United States. Sales decreased in southeast Asia, where economic conditions depressed average prices. Quarterly segment sales also benefited from the inclusion of sales of Sementes Agroceres S.A. which was acquired in the fourth quarter of 1997, and from higher sales volumes of Posilac(R) bovine somatotropin. The segment reported an operating loss of $129 million for the third quarter of 1998 compared with a loss of $295 million for the comparable year-ago quarter. However, results for both years included unusual charges. The operating loss for the third quarter of 1998 included $189 million of pretax charges for the write-off of in-process R&D primarily related to the PBIC acquisition, and the operating loss for the third quarter of 1997 included $436 million of pretax charges for the write-off of in-process R&D related to the Holden's and Corn States acquisitions. If these charges were excluded, segment operating income would have totaled $60 million in the 1998 quarter versus $141 million in the 1997 quarter. This decrease was attributable to increased technology, SG&A and amortization expenses, partly offset by the effect of higher sales in quarter-to-quarter comparisons. Technological expenses grew due to higher spending on biotechnology and genomics research, primarily at the seed companies.

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

SG&A expenses rose principally because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. Amortization expense increased because of the increase in intangible assets related to seed company acquisitions made during the fourth quarter of 1997 and the acquisition of PBIC.

Quarterly net sales for the Nutrition and Consumer Products segment declined $10 million, or 3 percent, from sales in the year-ago third quarter primarily because of a drop in sales of bulk aspartame, partially offset by payments for the marketing agreement related to Roundup(R) herbicide. Third quarter 1998 sales volumes of bulk aspartame were down because of higher shipments to several large customers in the second quarter. Revenues for the segment included $32 million in payments as part of the agency agreement with The Scotts Company to market Roundup(R) herbicide for lawn and garden uses. Operating income for the Nutrition and Consumer Products segment rose $9 million, or 24 percent, in the third quarter of 1998 versus the comparable 1997 period primarily because of the payments received for the Roundup(R) marketing agreement, partially offset by increased operating expenses. The largest increase was in technological expenses, which was driven by increased research spending on nutrition programs.

Pharmaceutical net sales for the third quarter of 1998 totaled a record $790 million and included $140 million in milestone payments from Pfizer Inc. as part of the partnering agreement between Searle, Monsanto's pharmaceutical subsidiary, and Pfizer for the development and launch of Searle's celecoxib, a proposed member of a new class of drugs known as specific COX-2 inhibitors. This agent is under priority review by the U.S. Food and Drug Administration for acute or chronic use in the treatment of the signs and symptoms for osteoarthritis and rheumatoid arthritis and for the management of pain. Searle changed the proposed brand name for this drug from Celebra(TM) to Celebrex(TM), at the FDA's request. Even without the partnering sales revenues, segment sales would have reached a new quarterly high. Substantially higher sales of Arthrotec(R) arthritis treatment, which was launched in the United States in 1998, also contributed to the segment's sales growth. Operating income for the Pharmaceuticals segment rose $56 million in the third quarter of 1998 compared with operating income in the prior-year quarter, as the increase in quarterly revenues was partially offset by higher SG&A and technological expenses. SG&A and technological expenses rose because of the Arthrotec(R) launch and the continued development of and launch preparation for the new product pipeline.

Net sales for the Corporate and Other segment decreased $35 million, or 33 percent, in quarter-to-quarter comparisons. The sales decrease primarily resulted from lower sales at Enviro-Chem and the absence of sales from the optical products business which was divested in the second quarter of 1998.


RESULTS OF OPERATIONS--FIRST NINE MONTHS OF 1998 COMPARED WITH FIRST NINE MONTHS OF 1997

Net income and income from continuing operations totaled $353 million, or $0.56 per share, for the first nine months of 1998 compared with net income of $465 million, or $0.76 per share, and income from continuing operations of $289 million, or $0.47 per share, for the first nine months of 1997. However, results for both years included unusual items. Net income and income from continuing operations for the first nine months of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the net cost of exiting the Company's optical products business and a restructuring reserve reversal, and an aftertax charge of $187 million, or $0.30 per share, for the write-off of in-process R&D primarily related to the acquisition of PBIC. Prior-year income from continuing operations included aftertax charges totaling $405 million, or $0.67 per share, for the write-off of in-process R&D, principally related to the acquisitions of Asgrow Agronomics ("Asgrow"), Calgene, Inc. ("Calgene"), Holden's and Corn States. Excluding the unusual items in 1998 and 1997, income from continuing operations would have totaled $553 million, or $0.88 per share, in 1998, versus $694 million, or $1.14 per share, in 1997, a decrease of $141 million, or $0.26 per share. The decrease in income from continuing operations, excluding unusual items, was primarily attributable to increased operating expenses and interest costs, which more than offset the effect of higher sales. Year-to-date sales grew $806 million, or 14 percent, led by substantially higher sales in the Agricultural Products segment. SG&A and technological expenses rose in the first nine months of 1998 compared with expenses in the year-ago period, driven by increased expenses in the Agricultural Products and Pharmaceuticals segments. The increase in amortization of intangible assets was caused by the increase in intangible assets related to seed company acquisitions made in 1997 and the acquisition of PBIC, and by the write-off of goodwill related to the Company's exit from the optical products business. Year-to-date interest

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

expense increased because of a greater amount of debt outstanding during the first nine months of 1998 versus the prior-year nine-month period. The decline in other income was principally caused by decreased income from equity affiliates in the 1998 period and small gains from asset sales that were included in the 1997 period. The effective tax rate of 41.5 percent for the nine months ended September 30, 1998 was higher than the effective tax rate of 21.7 percent for the year-ago period primarily because of the effect of the PBIC acquisition and changes in the mix of pretax income outside the United States.

Strong sales for the family of Roundup(R) herbicides led to a substantial increase in year-to-date net sales for the Agricultural Products segment. Segment sales grew $566 million, or 22 percent, in the first nine months of 1998 versus sales in the comparable prior-year period. The increase in sales of Roundup(R) was caused by substantial growth in worldwide sales volumes, which more than offset the year-to-date worldwide average price decline. The higher sales volumes, led by increases in the United States, Latin America and Canada, were primarily driven by increased use of Roundup(R) herbicide in conservation tillage applications and with Roundup Ready(R) crops. Economic conditions in Southeast Asia caused sales volumes and prices of Roundup(R) to decline in that region. Net sales for the Agricultural Products segment also benefited from the inclusion of sales from seed companies Monsanto acquired during 1997; from higher licensing revenues from crops developed through biotechnology, principally Roundup Ready(R) soybeans and canola; and from increased sales of Posilac(R) bovine somatotropin. Year-to-date operating income for the Agricultural Products segment increased $329 million in 1998 versus 1997. However, results for both years included unusual items. Operating income for the first nine months of 1998 included a $189 million pretax charge for the write-off of in-process R&D related to the PBIC acquisition, and operating income for the first nine months of 1997 included $558 million of pretax charges for the write-off of in-process R&D principally related to the Asgrow, Calgene, Holden's and Corn States acquisitions. If these unusual charges were excluded, operating income would have decreased $40 million, or 5 percent, in period-to-period comparisons, as the effect of higher sales was more than offset by increased SG&A, technological and amortization expenses. SG&A expenses rose primarily because of the inclusion in 1998 of SG&A expenses from the acquired seed companies. Technological expenses grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1997.

Year-to-date net sales for the Nutrition and Consumer Products segment rose slightly compared with sales in the comparable 1997 period. Segment sales reflected $32 million in payments received as part of the agency agreement with The Scotts Company to market Roundup(R) herbicide for residential uses. While sales volumes of Equal(R) sweetener increased, the effect of the increase was more than offset by decreased sales volumes of bulk aspartame. Operating income for the Nutrition and Consumer Products segment increased $64 million in the first nine months of 1998 compared with operating income in the first nine months of 1997. However, operating income for the 1997 period included $51 million of pretax charges for the write-off of in-process R&D related to the acquisition of Calgene. Excluding these charges, year-to-date 1998 operating income would have increased $13 million, or 7 percent, as the effect of higher sales was partially offset by higher expenses, particularly technological expenses which grew due to increased spending for science-based nutrition programs.

Net sales for Pharmaceuticals totaled $1,903 million in the first nine months of 1998 compared with sales of $1,633 million in the prior-year period, an increase of $270 million, or 17 percent. Net sales for the 1998 period included partnering revenues of $240 million related to an alliance for the co-promotion of Celebrex(TM), Searle's new arthritis treatment currently under development, while net sales for the 1997 period included the sale of certain product rights totaling $49 million. In addition, the increase in sales in period-to-period comparisons reflected a significant increase in sales volumes of Arthrotec(R) arthritis treatment. Year-to-date sales of Arthrotec(R) more than tripled, primarily because of successful 1998 launches in the United States and France. Sales of Ambien(R) short-term treatment for insomnia also increased.
Ambien(R) continued to be the leader in the U.S. sleep-aid market, as its total market share increased to 51.4 percent and its share of new prescriptions increased to 52.7 percent in August 1998. The increases in partnering revenues and in sales of Arthrotec(R) and Ambien(R) were partially offset by lower sales volumes of Cytotec(R) ulcer-preventive medication and verapamil calcium channel blockers. Sales for the family of Calan(R) calcium channel blockers continued to decline, but were partially offset by higher sales of Covera-HS(R). Year-to-date operating income

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

for the Pharmaceuticals segment totaled $186 million compared with operating income of $147 million in the year-ago period. However, operating income for the nine months ended September 30, 1998 included a $35 million gain from the reversal of past restructuring reserves (see Note 11 of the Notes to Financial Statements). Excluding this unusual gain, year-to-date 1998 operating income would have totaled $151 million, a 3 percent increase over the prior-year, as the growth in sales was nearly offset by increased expenses. SG&A expenses rose primarily because of increased spending associated with the Arthrotec(R) launches and higher expenses related to the sales force which continued to expand during 1998 in anticipation of the launch of new products from the strong pharmaceutical pipeline. Technological expenses grew as Searle continued to develop its six new product candidates which continued to move through the final, more expensive stages of the research and development approval process.

Year-to-date net sales for the Corporate and Other segment declined 14 percent in year-over-year comparisons primarily because of the absence of sales of divested businesses and a decrease in sales at Enviro-Chem, primarily caused by economic conditions in Asia. The year-to-date operating losses of $181 million in 1998 increased $72 million from the operating loss of $109 million in the comparable 1997 period. The increased operating loss primarily resulted from charges related to the Company's exit from the optical products business in the second quarter of 1998.


OUTLOOK FOR AGRICULTURAL PRODUCTS - UPDATE
Monsanto completed the acquisition of PBIC and announced several other strategic transactions involving agricultural seed companies in the first nine months of 1998. See Note 1 of the Notes to Financial Statements for further discussion.


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

On November 4, 1998, Searle announced that it ended further enrollment into a Phase III clinical trial for orbofiban, after preliminary data showed an unexpected excess of early (30 day) mortality in one of two active treatment arms. Researchers were unable to interpret the discrepancy between the two groups of patients, and variables other than the study drug may explain this unexpected finding. Orbofiban is one of Searle's antiplatelet drugs currently under development, and the trial is designed to assess the long-term safety and efficacy of orbofiban therapy. The trial will continue with approximately 8000 patients who have been part of the trial longer than 30 days.


CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1998 COMPARED WITH
DECEMBER 31, 1997

Working capital at September 30, 1998 increased to $1,158 million from $727 million at December 31, 1997, primarily because of a seasonal increase in Agricultural Products' trade receivables partially offset by higher short-term debt primarily used to fund the PBIC acquisition. The current ratio was 1.3 at September 30, 1998 and 1.2 at year-end 1997. The percent of total debt to total capitalization was 50 percent at September 30, 1998 compared with 47 percent at December 31, 1997. The total amount of debt outstanding at September 30, 1998 versus December 31, 1997 increased

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


$970 million principally because of the acquisition of PBIC and the seasonal increase in Agricultural Products' trade receivables.
During the second quarter of 1998, Monsanto reclassified $475 million of outstanding commercial paper from short-term to long-term debt because Monsanto has the ability and intent to renew these obligations.

Cash provided by continuing operations totaled a net $216 million for the nine months ended September 30, 1998, compared with $101 million for the same period in 1997. The increase in cash provided by continuing operations resulted primarily from the collection in 1998 of miscellaneous receivables related to 1997 Pharmaceutical licensing and product rights sales. In addition, cash provided by continuing operations for the prior-year nine-month period included higher employee incentive payouts for the final payment of a three-year incentive plan. These positive effects on cash provided by continuing operations for the first nine months of 1998 compared with the first nine months of 1997 were partially offset by an increase in accounts receivable. Year-to-date 1998 investing activities used $1,204 million compared with $2,081 million in the comparable prior-year period. Major investing activities included the purchase of PBIC in 1998 and the purchases of Asgrow, Calgene, Holden's and Corn States in 1997. Financing activities provided $1,069 million in 1998 versus $2,107 in 1997. Financing activities in 1998 included the issuance of $100 million of fixed-rate, medium-term notes with an average interest rate of 6.2 percent, due from 2005 to 2018, and the issuance of $100 million of variable-rate notes with an average interest rate of 4.6 percent at September 30, 1998, due 2003.

On July 16, 1998, Monsanto acquired PBIC for a purchase price of approximately $525 million. On October 1, 1998, Monsanto acquired certain international seed operations of Cargill for a purchase price of approximately $1.4 billion. Also, in May 1998, Monsanto entered into an agreement to acquire the remaining shares of DEKALB for approximately $2.3 billion and a merger agreement with Delta Pine. Approximately 33 million shares of Monsanto common stock are expected to be issued to Delta Pine shareowners which would result in an increase in the number of Monsanto common shares outstanding. See
Note 1 of the Notes to Financial Statements for further discussion. Monsanto initially financed the PBIC and Cargill acquisitions through the issuance of short-term debt.

As announced on November 11, 1998, Monsanto is in the process of implementing plans to fund these acquisitions over the longer term. The plans include a series of financing transactions, a combination of divestitures, and cost reductions. Monsanto plans to raise up to $4 billion through the issuance of approximately $1 billion of common stock, approximately $500 million of adjustable conversion-rate equity security units, and approximately $2.5 billion of long-term, unsecured debt. The plans also include the divestitures of certain non-core assets and businesses which are expected to generate approximately $1 billion pretax. These financing plans, together with the cash flow from the Company's businesses, are expected to provide sufficient liquidity for the Company's estimated financing needs for the next 12 months. Additional divestitures also are under consideration. When a decision to dispose of an asset or business is approved, that asset or business would then be classified as held for sale. This could result in impairment charges. In addition to the financing transactions and divestitures, Monsanto is planning to simplify its management structure. Monsanto expects this restructuring to eliminate between 700 and 1,000 positions beginning in the first quarter of 1999. In addition, the Company expects an additional 1,300 to 1,500 position reductions in entities to be divested. Monsanto expects to record pretax restructuring and special charges ranging from $400 million to $600 million in the fourth quarter of 1998 for these actions. The cash outlays associated with these charges are expected to be fully offset by cost savings within 18 months.

Given current market conditions and financing requirements, in October 1998, Monsanto mandated Citibank, N.A. and Salomon Smith Barney Inc. to arrange an additional $2 billion 364-day revolving credit facility. The facility is expected to be used to support the issuance of commercial paper.

On June 16, 1998, Monsanto announced that it had rescinded and terminated its existing share repurchase program.


YEAR 2000 UPDATE

Beginning in 1996, Monsanto initiated the Global Year 2000 Program (the "Y2K Program") to ensure that its business would not be adversely affected by the inability of many existing computer systems to distinguish between the year 1900 and the year 2000. The Y2K
Program covers more than 100 Company sites in 33 countries.

Description and Status of the Y2K Program
-----------------------------------------

Internal Systems

Monsanto's Y2K Program encompasses all areas of Monsanto's internal systems including conventional information technology (IT) business applications, IT infrastructure, and embedded systems. The remediation process applied to each area consists of four-steps: identification of the systems or components that need to be replaced or fixed; assessment of the extent of the work required; prioritization of the work; and successful completion of the required remediation activity.

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Each of the approximately 1,260 applications in Monsanto's IT applications portfolio has been assessed for Y2K compliance and this portfolio is currently 42% compliant. An additional 13% of the portfolio is believed to be compliant, but is awaiting testing for confirmation. On-schedule replacement and upgrade initiatives will remediate another 27% of this portfolio and 3% of the applications in the portfolio will be retired. The remaining applications in this portfolio are at various stages of renovation, redevelopment, or testing. The IT applications portfolio is anticipated to be compliant by the third quarter of 1999.

Almost 600 IT infrastructure products have been defined and are being assessed for compliance. This process is approximately 44% complete. The IT infrastructure assessment and remediation phases are expected to be complete by the third quarter of 1999.

Embedded systems include process control/manufacturing and laboratory automation systems and site-specific facility management systems. An inventory of embedded systems has been completed and approximately 7,000 unique process control systems and attached devices from nearly 1,200 manufacturers and 4,250 laboratory automation products from over 700 vendors have been identified. These systems are currently under Y2K compliance review which is approximately 40% complete. Compliance information is obtained from purchased commercial databases and from manufacturers. If such information indicates that an embedded system is not Y2K compliant, appropriate remediation plans are implemented. Current findings, as well as industry experience, indicate that a relatively small percentage of these items are subject to Y2K problems. The embedded device research phase of the Y2K Program is expected to be completed by December 1998, with any necessary remediation of embedded devices expected to be completed by the third quarter of 1999.

Suppliers

Monsanto has contacted its major suppliers to assess their preparations for the Year 2000. Over 650 key corporate suppliers have been identified and contacted in addition to thousands of suppliers critical to individual locations. Approximately 56% of the Company's key corporate suppliers have been identified as likely to be Y2K compliant. The status of another 14% of these key suppliers is of concern and further action is being taken by managers responsible for these suppliers or supplier contracts. At present, approximately 30% of the key suppliers have not informed the Company of their compliance status or plans.
Where appropriate, Monsanto representatives may conduct an in-depth investigation of a particular supplier's ability to be compliant and site visits may be made.

Contingency Plans

The Company's contingency plans are continuously evolving as it proceeds with the Y2K Program. The Company will begin a major initiative to finalize its contingency plans in the fourth quarter of 1998, with a target of having all such plans in place no later than the third quarter of 1999. Where a supplier's performance is in doubt, the Company's contingency plans may include the stockpiling of raw materials or a switch to a different supplier. The Company will increase testing of pharmaceutical and nutrition products as the Year 2000 nears and may also increase production of critical product inventory.

Costs
-----

The Company continues to evaluate the estimated costs associated with Y2K compliance based on actual experience. The current estimated total cost is expected to be approximately $25 million, with $13 million expended through September 30, 1998. Such costs encompass only the Company's Y2K remediation efforts and do not include expenses such as overtime wages, additional warehouse space or increased finance costs which may be incurred upon implementation of
the Company's contingency plans.   Monsanto does not expect the costs
associated with its Year 2000 efforts to be materially adverse to the Company's business operations, financial position, profitability or liquidity.

Risks
-----

Monsanto believes that its Y2K Program follows both prudent and best demonstrated practices (including contingency planning) and makes use of appropriate internal and external skills at the proper level and in the proper amount to minimize the impact of any failures.
However, since the Year 2000 problem is unprecedented in scope or complexity, no complete assurance of risk avoidance can be given. In the Company's case, failure to correct a material Year 2000

                MONSANTO COMPANY AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

problem could result in lost profits or breach of contract claims in the event Monsanto is unable to deliver its products pursuant to the terms of its agreements or such products fail to meet contract specifications as well as claims for personal injury or property damage at its facilities. Monsanto may also experience lost revenues in the event any of its customers experience Y2K problems which cause them to order less product from Monsanto or which cause financial difficulties resulting in a breach of their payment obligations to Monsanto.

Readers are cautioned that forward-looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Disclosure of Forward-Looking
Statements" on beginning on page 19 of this Form 10-Q.


EURO CONVERSION

On January 1, 1999, more than two-thirds of the member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro as common legal currency. During the transition period from January 1, 1999 until June 30, 2002, both the existing sovereign currencies of the participating countries and the euro will be legal currency. Beginning July 1, 2002, the existing sovereign currencies of the participating countries will no longer be legal tender for any transactions.

In September 1997, Monsanto formed a cross-functional team and has engaged a consultant to address issues associated with the euro conversion. Monsanto expects to be able to engage in euro-denominated transactions and to be legally compliant by January 1, 1999, and to have all affected information systems fully converted by April 2001. Monsanto does not expect the euro conversion to have a material effect on its competitive position, business operations, financial position or results of operations.

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

Interest rate risk sensitive financial instruments that appeared in the 1997 Annual Report and Form 10-K but were no longer outstanding at September 30, 1998 included $1,208 million of short-term, variable-rate debt (denominated in U.S. dollars) and $244 million of short-term, fixed-rate debt (denominated in Brazilian real). Significant interest rate risk instruments that were not outstanding at December 31, 1997, but that were outstanding at September 30, 1998 included (all denominated in U.S. dollars): $100 million of long-term, fixed-rate debt with an average interest rate of 6.2 percent, due after 2002; $1,754 million of short-term, variable-rate debt with an average interest rate of 5.6 percent due 1998 through 1999; $475 million of long-term, variable-rate debt with an average interest rate of 5.6 percent, due 2001; and $196 million of short-term, fixed-rate debt with an average interest rate of 7.75 percent, due 1998 through 1999. The fair value of these instruments approximated their book values at September 30, 1998. The total $1,100 million of long-term, variable-rate debt outstanding at September 30, 1998 included $1,000 million of commercial paper that is assumed to be renewed through 2001, when Monsanto's $1,000 million credit facility expires.

The instruments in the table of significant currency exchange rate risk sensitive instruments that appeared in the 1997 Annual Report and Form 10-K were no longer outstanding at September 30, 1998. At September 30, 1998, the following significant forward contracts were outstanding (all expected to mature by September 30, 1999): sales of Brazilian real with a notional amount of $108 million and an average exchange rate of 1.252 Brazilian real per U.S. dollar; sales of Canadian dollars with a notional amount of $66 million and an average exchange rate of 1.509 Canadian dollars per U.S. dollar; purchases of British pounds with a notional amount of $59 million and an average exchange rate of 0.594 British pounds per U.S. dollar; sales of Australian dollars with a notional amount of $38 million and an average exchange rate of 1.718 Australian dollars per U.S. dollar; sales of Polish zlotys with a notional amount of $26 million and an average exchange rate of 3.621 Polish zlotys per U.S. dollar; purchases of Japanese yen with a notional amount of $15 million and an average exchange rate of 134.140 Japanese yen per U.S. dollar; sales of South African rand with a notional amount of $13 million and an average exchange rate of 6.710 South African rand per U.S. dollar; sales of Czech koruny with a notional amount of $10 million and an average exchange rate of 30.890 Czech koruny per U.S. dollar; sales of Mexican pesos with a notional amount of $10 million and an average exchange rate of 10.670 Mexican pesos per U.S. dollar; sales of Philippine pesos with a notional amount of $10 million and an average exchange rate of 46.010 Philippine pesos per U.S. dollar; and sales of Hong Kong dollars with a notional amount of $5 million and an average exchange rate of 7.955 Hong Kong dollars per U.S. dollar. The fair market values of these contracts approximated the notional amounts at September 30, 1998.

The instruments in the table of significant commodity price risk sensitive instruments that appeared in the 1997 Annual Report and Form 10-K were no longer outstanding at September 30, 1998. At September 30, 1998, the following significant commodity price risk sensitive instruments were outstanding: contracts for soybean futures totaling $60 million (9.8 million bushels at a weighted average price per bushel of $6.10) with a fair value of $51 million, and soybean put option contracts originally purchased for $1 million (17.8 million bushels at a weighted average strike price per bushel of $5.70) with a fair value of $9 million.

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

As described in the Company's Report on Form 10-K for the year ended December 31, 1997, G. D. Searle & Co., a subsidiary of the Company ("Searle"), has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs allege an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, have settled the federal class action case. Searle has entered into an agreement that would significantly limit its liability (based generally on its share of the relevant market) should the federal class action result in an adverse judgment. Trial of the federal class action case commenced on September 16, 1998, with jury selection and is expected to last approximately two to three months. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits.

As described in the Company's Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998, in June 1996, Mycogen Corporation ("Mycogen"), Agrigenetics Inc. and Mycogen Plant Sciences, Inc. ("MPS") filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to corn containing the Bacillus thuringiensis ("Bt") gene and to glyphosate resistant corn, cotton and canola. Monsanto is currently appellant in Appeal No. D031336 before the California Court of Appeal for the Fourth Appellate District in an appeal arising out of this litigation. Mycogen and Agrigenetics Inc. have filed a cross appeal seeking to reinstate claims for damages that were dismissed prior to trial. This cross appeal has been consolidated for all purposes on appeal. The initial brief on appeal by Monsanto is due December 28, 1998. The Company has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages which are exclusively for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against the Company on this issue of liability. In addition, on October 14, 1998, MPS filed a notice of appeal specifying a nunc pro tunc order rendered August 20, 1998, with regard to certain claims by MPS seeking access to germplasm of Monsanto and to overturn an order imposing monetary sanctions on MPS. Monsanto intends to file a motion to dismiss this appeal on the basis that it is after the jurisdictional deadline for appeal. Monsanto will continue in all of these matters to litigate vigorously its position on appeal.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in 1997 the Company commercially introduced corn containing a gene encoding for Bt endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On January 21, 1997, Novartis Seeds, Inc. ("Novartis") filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against the Company, alleging infringement of Bt related U.S. Patent No. 5,595,733 issued to Ciba-Geigy Corporation (Seed Division) and now held by Novartis. Monsanto is now a co-defendant with DEKALB Genetics Corporation ("DEKALB") in a consolidated jury trial under C.A. No. 97-39
(RRM) and 97-40 (RRM) pending in U.S. District Court in Delaware. Trial ended on November 9, 1998, with a verdict in favor of both defendants and a finding that the '733 patent was invalid for failure to meet the written description and enablement requirements under the patent law. In addition, the jury found that defendants had not directly infringed or induced infringement of the patent. In the lawsuit Novartis sought compensatory damages of $55 million, and equitable relief, including an injunction. District Judge Roderick R. McKelvie severed for later trial issues pertaining to legal issues, including Monsanto's defense of license. The current Yieldgard(R) corn products of Monsanto and DEKALB were alleged to have infringed the patent of Novartis. It is expected that Novartis will appeal the adverse jury verdict.

As described in the Company's Report on Form 10-Q for the second quarter of 1998, on July 30, 1998, Monsanto was served with a lawsuit filed in U.S. District Court in Delaware by Zeneca Inc. ("Zeneca"). The complaint alleges that Monsanto has violated Sections 3, 4 and 16 of the Clayton Act and Sections 1 and 2 of the Sherman Act and Zeneca seeks treble damages. In addition to the antitrust allegations, the complaint seeks a declaration that certain United States patents assigned to Monsanto (U.S. Patent Nos. 4,940,835; 5,352,605; 4,535,060) are invalid, unenforceable or have not been infringed by Zeneca. The complaint also asserts a claim for tortious acts of unfair competition with prospective economic advantage. The allegations in the complaint center on Monsanto's technology related to Roundup Ready(R) seed and marketing activity associated with soybeans. On August 12, 1998, the complaint was amended, adding Pioneer Hi-Bred International, Inc. ("Pioneer") as a plaintiff. Pioneer seeks a declaratory judgment that it did not breach its license agreement with Monsanto by providing Roundup Ready(R) soybean seed to Zeneca for testing. The complaint was also amended to add an additional claim for relief by Zeneca, seeking a declaratory judgment that its obtaining the Roundup Ready(R) soybean seed from Zeneca was not improper. Monsanto has moved to dismiss the litigation for lack of jurisdiction. The motion to dismiss is set for hearing on November 12, 1998, before Judge Roderick R. McKelvie. Monsanto believes that its activities have been lawful and that the allegations are without merit. Monsanto intends to vigorously defend itself against the action.

As described in the Company's Report on Form 10-Q for the second quarter of 1998, following the announcement of a merger agreement between Monsanto and American Home Products Corporation ("AHP"), alleged holders of Monsanto common stock filed suits in the Delaware Court of Chancery in and for New Castle County (the "Delaware Action") against Monsanto, members of the Monsanto Board of Directors (the "Monsanto Board") and AHP alleging that the consideration to be received by holders of Monsanto common stock in the merger was unfair and inadequate, that the members of the Monsanto Board breached their fiduciary duties by approving the merger, and that AHP aided and abetted such breaches; and an additional action was filed against Monsanto and members of the Monsanto Board in the Missouri Circuit Court for St. Louis County (the "Missouri Action"). The actions taken by AHP and Monsanto to terminate the merger have resulted in the initiation of action by the parties to secure court approval to dismiss the Delaware Action. In addition, the Missouri Action had previously been dismissed with leave to refile as part of the Delaware Action. Monsanto and the Monsanto Board believe that the Delaware Action is without merit, and now rendered moot, and intend to take all necessary action to secure the prompt dismissal of the Delaware Action.

As described in the Company's Report on Form 10-Q for the second quarter of 1998, following the announcement on May 11, 1998, of the merger agreement between Monsanto and Delta and Pine Land Company ("Delta Pine"), five alleged holders of Delta Pine common stock filed suits, now consolidated (the "Delta Pine Suit"), in the Delaware Court of Chancery in and for New Castle County against Monsanto, Delta Pine, and members of the Delta Pine Board of Directors (the "Delta Pine Board"). Seeking to represent a purported class of Delta Pine shareowners, plaintiffs in the Delta Pine Suit allege that the consideration to be received by holders of Delta Pine common stock in the merger is unfair and inadequate, that the members of the Delta Pine Board have breached their fiduciary duties by approving the transaction and that Monsanto has aided and abetted such breaches. Plaintiffs in the Delta Pine Suit seek judgment declaring that each Delaware action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the transaction in the event that it is consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. Monsanto has been notified of the intention of counsel for plaintiffs to file an amended complaint seeking to obtain a preliminary injunction to prevent completion of the transaction. Monsanto believes that the Delta Pine Suit is without merit and intends to vigorously defend against the action.

On October 28, 1998, Pioneer Hi-Bred International, Inc., filed suit against Asgrow Seed Company, L.L.C. ("Asgrow"), a wholly-owned subsidiary of Monsanto, in the United States District Court for the Southern District of Iowa, Civil Action No. 4-98-CV-70577. The suit alleges violations of the Lanham Act, misappropriation of trade secrets under Iowa Code Section 550.2(4), common law misappropriation, breach of contract and common law trade secret misappropriation. The suit alleges that Asgrow is using Pioneer's proprietary germplasm and other information in the development of seed corn. Plaintiff seeks compensatory damages, exemplary damages, an accounting of gains and profits, delivery of any materials allegedly containing Pioneer's trade secrets, attorneys' fees, and a permanent injunction against the use or dissemination of plaintiff's proprietary and trade secret information. Pioneer has filed a similar suit against DEKALB Genetics Corporation, and a similar suit with additional claims against Cargill Incorporated.

Other information with respect to legal proceedings appears in the Company's Report on Form 10-K for the year ended December 31, 1997, and the Company's Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.


ITEM 5.  OTHER INFORMATION

DISCLOSURE REGARDING FORWARD LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Monsanto believes it is in the best interest of its shareowners to use these provisions in discussing future events, as it does in this quarterly report and other communications. These forward-looking statements include Monsanto's plans for growth, the potential for the development, regulatory approval and public acceptance of new products from its pipelines, and other factors that could affect Monsanto's future operations or financial position and may be preceded by, followed by or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

Monsanto's ability to achieve its goals depends on many known and unknown risks and uncertainties, as well as on changes in general economic and business conditions. These factors could cause the anticipated performance and results of the Company to differ materially from those described or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Factors Impacting the Agricultural Products Segment
---------------------------------------------------

Generic Competition. Roundup(R) and other glyphosate-based herbicides are major products for Monsanto's agricultural products segment and are likely to face increasing competition from generic products. Patents protecting Roundup(R) in various countries expired in 1991, while compound per se patent protection for the active ingredient in Roundup(R) herbicide expires in the United States in September 2000.

Monsanto believes its pricing strategy will aid it in compensating for increased generic competition in the United States. Monsanto recently significantly reduced the price of Roundup(R) herbicide brands in the United States based on its prior experience in numerous markets worldwide that price reductions on Roundup(R) have stimulated volume growth via price elasticity. This pricing strategy is expected to also result in increased demand for Roundup(R) herbicide in the United States because the lower prices will make Roundup(R) more economical, encouraging both new uses of the product and growers to expand the number of acres treated. If Monsanto's experience with price elasticity in non-United States markets does not hold true in the United States, and the increased demand for Roundup(R) products does not fully compensate for the price decreases, Monsanto will experience an associated loss of revenue.

Monsanto also believes that increased volumes and technological innovations will lead to improved manufacturing and cost efficiencies, thus reducing the production cost of glyphosate. Such cost reductions will be dependent on the realization of such increased volumes and innovations and the Company's ability to secure the additional resources required to expand its production of Roundup(R).

Governmental and Consumer Acceptance. The commercial success of genetically engineered agricultural and food products will depend in part on governmental and public acceptance of their cultivation, distribution and consumption. Public attitudes may be influenced by media and opponents' claims that genetically engineered plant products are unsafe for consumption or pose unknown risks to the environment or to social or economic practices. The Company has expended significant efforts to foster governmental and consumer acceptance of nutritional and agricultural biotechnology products, in the latter case particularly in Europe where securing governmental approvals for, and achieving consumer confidence of, such products is posing numerous challenges.
For instance, France has instituted a moratorium on the planting of certain genetically modified seeds and similar bans exist in some other member states. Many countries also have significant labeling requirements. The market success of Monsanto's genetically altered products may be delayed or impaired in certain geographical areas due to such existing or future regulatory, legislative or public acceptance issues or related litigation.

Technological Change and Competition. A number of companies are engaged in research related to plant biotechnology. Technological advances by others could render Monsanto's products less competitive. Monsanto believes that competition will intensify, particularly from agricultural biotechnology firms and major agrichemical, seed and food companies with biotechnology laboratories. Some of Monsanto's agricultural competitors have substantially greater financial, technical and marketing resources than Monsanto.

Impact of, and Ability to Integrate, Transactions. Monsanto has completed or entered into agreements for significant acquisitions, mergers and joint ventures involving seed, agricultural biotechnology and grain processing companies. These transactions are designed to strengthen Monsanto's capability to bring important new life sciences products to customers worldwide, and to contribute to Monsanto's long-term growth. The DEKALB and Delta Pine transactions are each subject to regulatory approvals and the Delta Pine transaction is also subject to Delta Pine shareowner consent and other customary conditions.
It is anticipated that the pending DEKALB and Delta Pine transactions, when consummated, and the recently consummated PBIC and Cargill transactions will result in significant dilution to Monsanto's results of operation for the next several years. Long term, Monsanto must integrate these companies into its business, realize projected synergies and fit such acquisitions, mergers and joint ventures into its growth strategy in order to realize sufficient value to justify their cost. Mergers, acquisitions and joint ventures also present integration and implementation challenges including, among other things, the necessity of coordinating geographically separated organizations, integrating personnel with diverse business backgrounds and integrating corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, Monsanto's business and the loss of key personnel. There can be no assurance that the diversion of management's attention and any delays or difficulties encountered in connection with completing and implementing these transactions and integrating the acquired, merged or joint venture companies' operations will not have an adverse effect on Monsanto's business, results of operations or financial condition.

The Company plans to continue to frequently explore the potential benefits of possible strategic alliances, joint ventures and divestitures. However, despite its efforts, the Company may be unable to divest assets at an acceptable price or to reach agreement with third parties with whom it desires to enter into a joint venture or other alliance.

Planting Decisions; Weather. The Company's agricultural products business is highly seasonal and subject to weather conditions and natural disasters, which affect commodity prices, seed yields and decisions by farmers regarding planting and herbicides. Commodity prices also affect farmers' decisions on the types and amounts of crops to plant. The results of these factors will influence sales of Monsanto's herbicide and seed products.

Factors Impacting the Pharmaceuticals Segment
---------------------------------------------

Ability to Realize Potential of Existing Pharmaceutical Pipeline Products. Pharmaceutical research and development is subject to inherent uncertainty, difficulties and delays including, but not limited to, successful completion of clinical trials and the ability to obtain and maintain regulatory approval for the compounds in the United States as well as other countries. Failure to timely receive and to maintain government approvals could preclude or substantially delay commercialization of products in the Company's research and development programs.

Development and Commercialization of New Pharmaceutical Products. The Pharmaceuticals Segment's long-term success will depend in great part on its ability to develop and commercialize new products. Such efforts require substantial funding of R&D and launch expenses. If Monsanto is unable to generate sufficient revenues or otherwise acquire sufficient resources to fund such expenses, its ability to develop new products will suffer. Further, the results of the research and development of new pharmaceutical products is inherently difficult to predict. Anticipated research results may never materialize or may be insufficiently promising. Even if new pharmaceutical products are developed, there can be no guarantees of their commercial success because of consumer demand and competitive factors (including the availability of treatment alternatives and the indications, adverse event and other information contained on the labels for such products). In addition, the timing of completion and the results of research and development of new pharmaceutical products are difficult to forecast and to coordinate with the marshaling and deployment of the commercialization resources necessary to realize the full value of the products successfully completing development.

Product Liability and Consumer Acceptance. The development, manufacture and sale of pharmaceutical products involves a risk of product liability claims and associated adverse publicity. Substantial damage awards have been made against certain pharmaceutical companies in past years based upon claims for injuries allegedly caused by the use of their products. In addition, unexpected safety or efficacy concerns arising with respect to marketed products, whether or not scientifically justified, could lead to product recalls, withdrawals or declining sales.

Competition. Research in the field of pharmaceuticals is intense, highly competitive and characterized by rapid technological change. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, innovation, recognition and quality. Many of Monsanto's pharmaceuticals competitors have greater research, financial, marketing and other resources than the Company. Further, some of Monsanto's trademarked pharmaceuticals products face increasing pressures from producers of lower-priced generic products and from new products entering the marketplace.

Pricing Ability. Managed care groups, institutions and government agencies, both within the United States and abroad, actively seek price discounts or to otherwise lower prices. Monsanto's challenge is to negotiate prices with such institutions which allow it to profit at acceptable levels.

Factors Impacting the Nutrition and Consumer Products Segment
-------------------------------------------------------------

Monsanto's Nutrition and Consumer Products Segment faces many challenges which are similar to those faced by the Agricultural Products and Pharmaceuticals Segments. These challenges include, among others, increased competition from generic substitutes for its aspartame-based tabletop and ingredient sweeteners, the need to keep pace with rapid technological change, realize the potential of its pipeline products, develop new products and negotiate favorable pricing terms with its major customers. Each of these challenges is subject to comparable risks and uncertainties to those described above.

Factors Impacting Each of the Company's Segments
------------------------------------------------

Financial Requirements. Monsanto's recent and planned acquisitions will require a significant commitment of the Company's financial resources and will also require the Company to seek financing from outside sources. In addition, new technological innovations generally require a significant investment for research and development and product launch. Insufficient funds available for investment in these areas could hinder the Company's ability to make technological innovations and introduce and distribute new products. Monsanto anticipates generating required capital by maintaining revenues of its core businesses, seeking sufficient outside financing and containing costs. Its ability to do so will depend on the result of the factors listed elsewhere in this section and capital market conditions generally.

Intellectual Property. Monsanto has devoted significant resources to its efforts to obtain and maintain patent protection, both in the United States and in other countries, for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Monsanto's patents and trademarks are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments. Intellectual property positions will become increasingly important within the agricultural biotechnology and pharmaceutical industries as genetically engineered products become a larger part of the product landscape.

The Company generally relies upon patent and trademark laws in the United States and other countries to establish and maintain its proprietary rights in its technology and products, although there is some uncertainty about the value of available patent protection in some countries outside the United States. Moreover, the patent positions of biotechnology and pharmaceuticals companies involve complex legal and factual questions and, because of rapid technological advances and the number of companies performing research in these areas, involve an uncertain environment. Patent applications in the United States are maintained in secret and outside the United States such applications are published 18 months after filing. Accordingly, patents belonging to competitors may issue from time-to-time without any prior warning to Monsanto which may decrease the value of similar technologies currently being developed by Monsanto. Also because of this rapid pace of change, some of the Company's products may unknowingly rely on key technologies developed by others. In such event, the Company may be required to obtain licenses to such technologies in order to continue to use them.

Certain of Monsanto's germplasm and other genetic material, patents and licenses are currently the subject of litigation as disclosed in this quarterly report and additional future litigation can be anticipated. While the outcome of such litigation cannot be predicted with certainty, Monsanto will continue to vigorously defend and litigate its positions and believes it has meritorious defenses and claims in the pending suits.

Foreign Markets. Monsanto intends to continue to actively explore sales opportunities outside of the United States which made up approximately 44% of the Company's 1997 revenues. Challenges the Company may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements and unexpected changes in regulatory requirements. In particular, the decline in the value of the southeast Asia and Brazilian currencies may, if not reversed, adversely affect future income. Also, future sales may decrease because the decline in the southeast Asia and Brazilian economies could cause customers to purchase fewer goods in general, and also because Monsanto products may become more expensive for customers to purchase in their local currency.

Year 2000 Readiness. The dates on which Monsanto believes the Y2K Program will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Factors which may cause delays in the Y2K Program or increased costs in connection therewith include, but are not limited to, the continued availability and cost of personnel and consultants trained in these areas, the ability to locate and correct all relevant computer code and embedded systems and the success of similar programs conducted by suppliers and other third parties.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - See the Exhibit Index.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              MONSANTO COMPANY
                                      --------------------------------
                                               (Registrant)




                                              MICHAEL R. HOGAN
                                      --------------------------------
                                        Vice President and Controller
                                      (On behalf of the Registrant and
                                      as Principal Accounting Officer)




Date:      November 12, 1998

                             EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------
  2      Omitted - Inapplicable

  3      Omitted - Inapplicable

  4      Omitted - Inapplicable

  10 1. Monsanto Management Incentive Plan of 1996 as amended April 25, 1997, July 25, 1997, August 18,
         1997, February 26, 1998 and September 25, 1998

  11     Omitted - Inapplicable; see Note 6 of Notes to
         Financial Statements

  15     Omitted - Inapplicable

  18     Omitted - Inapplicable

  19     Omitted - Inapplicable

  22     Omitted - Inapplicable

  23     Omitted - Inapplicable

  24     Omitted - Inapplicable

  27     Financial Data Schedule

  99     Computation of the Ratio of Earnings to Fixed
         Charges for Monsanto Company and Subsidiaries