Form 10-K
period 1998-12-31
MONSANTO CO
filed 1999-03-25
CIK 67686

                                 1998
=========================================================================
                              FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
(MARK ONE)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      -----------------
                                  OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NUMBER 1-2516
                                          ------

                           MONSANTO COMPANY
                           ----------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                               43-0420020
           --------                               ----------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

800 NORTH LINDBERGH BLVD., ST. LOUIS, MO             63167
----------------------------------------             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


                        (314) 694-1000
                        --------------
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                            NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                      ON WHICH REGISTERED
    -------------------                      -------------------
COMMON STOCK $2 PAR VALUE                  NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   [ X ]    NO   [   ]

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [   ]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $29.0 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 26, 1999.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
628,044,729 SHARES OF COMMON STOCK, $2 PAR VALUE, OUTSTANDING AT
FEBRUARY 26, 1999.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF MONSANTO COMPANY ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998. (PARTS I AND II OF FORM 10-K.)

2. PORTIONS OF MONSANTO COMPANY NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 15, 1999. (PART III OF FORM 10-K.)

========================================================================

                               PART I
ITEM 1. BUSINESS.

    Monsanto Company is a life sciences company, committed to finding solutions to the growing global needs for food and health by applying common forms of science and technology among agriculture, nutrition and health. Monsanto makes and markets high-value agricultural products, pharmaceuticals and food ingredients. Monsanto Company was incorporated in 1933 under Delaware law and is the successor to a Missouri corporation, Monsanto Chemical Works, organized in 1901. "Monsanto" and the "Company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. Trademarks and service marks owned or licensed by Monsanto and its subsidiaries are indicated by special type.

    For 1998, Monsanto reported its business under four segments:
Agricultural Products, Nutrition and Consumer Products, Pharmaceuticals, and Corporate and Other. The tabular and narrative information appearing under "Geographic Data" and "Segment Data" on pages 30 and 31, and the two paragraphs immediately following the Table of Contents on page 24, of the Company's Annual Report to shareowners for the year ended December 31, 1998 (the "1998 Annual Report") is incorporated herein by reference.

PRINCIPAL PRODUCTS

    Monsanto's principal products, categorized by the segments in which they were reported for 1998, include the following:


AGRICULTURAL PRODUCTS

MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
--------------                                           ---------------------------------
Roundup(R) herbicide and other glyphosate-based          Nonselective agricultural and industrial applications
herbicides
---------------------------------------------------------------------------------------------------------------------
Lasso(R) and Harness(R)<F*> herbicides and other         Corn, soybean, peanut and milo (sorghum) crops
acetanilide-based herbicides

<F*> Corn only
---------------------------------------------------------------------------------------------------------------------
Avadex(R) BW herbicide, Far-Go(R) herbicide              Wheat crops
---------------------------------------------------------------------------------------------------------------------
Machete(R) herbicide                                     Rice crops
---------------------------------------------------------------------------------------------------------------------
Permit(R), Manage(R) and Sempra(R) herbicides            Postemergence control of sedges and broadleaf weeds in corn and grain sorghum, turf and sugarcane crops
---------------------------------------------------------------------------------------------------------------------
Roundup Ready(R) canola,                                 Crops tolerant of Roundup(R) herbicide
Roundup Ready(R) cotton,
Roundup Ready(R) soybeans
Roundup Ready(R) corn
---------------------------------------------------------------------------------------------------------------------
Bollgard(R)insect-protected cotton,                      Crops protected against certain insect pests
NewLeaf(R) insect-protected potatoes,
YieldGard(R)insect-protected corn
---------------------------------------------------------------------------------------------------------------------
AgriPro(R), Agroceres(TM), Asgrow(R), Cargill(R),        Corn hybrids, soybean varieties, alfalfa, grain sorghum and
DEKALB(R), Hartz(R), Hybritech(R), Monsoy(TM) and        forage varieties, sunflowers, oilseed rape and barley
Stoneville(R)<F*> branded seeds; Holden's(TM) and PBi(R) varieties, cotton varieties, wheat varieties and hybrids foundation seed

<F*>The Company has announced its intention to sell
this business.
---------------------------------------------------------------------------------------------------------------------
Posilac(R) bovine somatotropin                           Increase efficiency of milk production in dairy cows
---------------------------------------------------------------------------------------------------------------------

NUTRITION AND CONSUMER PRODUCTS

MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
--------------                                           ---------------------------------
NutraSweet(R) brand sweetener                            High-intensity sweetener used primarily in beverages and
                                                         food products
---------------------------------------------------------------------------------------------------------------------



NUTRITION AND CONSUMER PRODUCTS (CONT'D)

MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
--------------                                           ---------------------------------
Alginate products, under various tradenames              Soups, sauces, gravies, dressings, beverages, snack foods,
such as Keltone(R) and Manugel(R) sodium alginates,      breadings, batters, bakery products, dairy products, pet
and Kelcoloid(R) propylene glycol alginate;<F*>          foods
Xanthan gum products under various tradenames
such as Keltrol(R); Kelcogel(TM) gellan gum

<F*>The Company has announced its intention to sell
the algins business.
---------------------------------------------------------------------------------------------------------------------
Equal(R), Canderel(R), NutraSweet(R), SweetMate(R),      Tabletop sweeteners
Chuker(R), Misura(R) and other tabletop sweeteners
---------------------------------------------------------------------------------------------------------------------

Alginate products, under various tradenames              Cleaners, textile printing, paper sizings and coatings,
such as Manutex(R) and Kelgin(R) sodium alginates;<F*>   firefighting foams
Xanthan gum products, under various
tradenames such as Kelzan(R) AR

<F*>The Company has announced its intention to sell
the algins business.
---------------------------------------------------------------------------------------------------------------------
Xanthan gum products, under various                      Oil and gas well drilling applications
tradenames such as  Kelzan(R) and Xanvis(R);
Biozan(R) welan gum
---------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide                                     Residential lawn and garden applications
---------------------------------------------------------------------------------------------------------------------


PHARMACEUTICALS

MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
--------------                                           ---------------------------------
Daypro(R) (oxaprozin),                                   Anti-inflammatory
Arthrotec(R) (misoprostol/diclofenac)
---------------------------------------------------------------------------------------------------------------------
Aldactone(R) (spironolactone),                           Cardiovascular
Aldactazide(R)(spironolactone/hydrochlorothiazide),
Calan(R) formulations and
Covera-HS(R)(verapamil hydrochloride)
---------------------------------------------------------------------------------------------------------------------
Ambien(R) (zolpidem tartrate)                            Central nervous system (sleep)

---------------------------------------------------------------------------------------------------------------------
Cytotec(R) (misoprostol),                                Gastrointestinal
Lomotil(R)(diphenoxylate hydrochloride)
---------------------------------------------------------------------------------------------------------------------
Demulen(R) (ethynodiol diacetate),                       Women's health
Flagyl(R) formulations (metronidazole),
Synarel(R) (nafarelin acetate)
---------------------------------------------------------------------------------------------------------------------


CORPORATE AND OTHER

MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
--------------                                           ---------------------------------
Enviro-Chem(R) engineering and construction              Processing plants for fertilizer producers, basic metals
management services for processing plants using          production, oil refining
sulfuric acid; proprietary equipment and air
pollution control systems
---------------------------------------------------------------------------------------------------------------------


     On December 31, 1998, G. D. Searle & Co. ("Searle"), a subsidiary of the Company, received approval from the U.S. Food and Drug
Administration ("FDA") to market Celebrex(TM), a new arthritis treatment for the signs and symptoms of osteoarthritis and adult rheumatoid arthritis. Celebrex(TM) was launched in the United States in February

1999 and is expected to be launched in more than a dozen other countries in 1999. In early 1999, Searle also received approval to market the drug in Brazil and Mexico.

PRINCIPAL EQUITY AFFILIATES

     Monsanto participates in a number of joint ventures in which it shares management control with other companies. For example, aspartame is manufactured and sold in Europe by fifty percent-owned joint ventures; and Monsanto has a 60% ownership interest in a joint venture with Solutia Inc., from which it purchases elemental phosphorus. In addition, on January 7, 1999, Monsanto and Cargill Incorporated formed Renessen LLC, a worldwide joint venture in which Monsanto has a 50% interest, to create and market new products enhanced through biotechnology for the crop processing and animal feed markets.

SALE OF PRODUCTS

     Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors, to retailers and to the ultimate user or consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. The Pharmaceuticals segment's new anti-arthritis product Celebrex(TM) will be co-promoted with Yamanouchi Pharmaceutical Co. Ltd. in Japan and with Pfizer Inc. in most other countries of the world.

     As indicated on page 46 of the 1998 Annual Report, Monsanto's net income has been historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales of the Agricultural Products segment during that part of the year. Monsanto's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis, although the seasonality of sales of the Agricultural Products segment results in short-term borrowings to finance customer accounts receivable and inventories. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand.

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

     Introduction of new products by the Agricultural Products and Pharmaceuticals segments typically is, and introduction of new products by other segments may be, subject to prior review and approval by the FDA, the U.S. Environmental Protection Agency and/or the U.S. Department of Agriculture (or comparable agencies of governments outside the United States) before they can be sold. Such reviews are often time-consuming and costly. These agencies also have continuing jurisdiction over many existing products of these segments. Governmental actions may also affect or determine the pricing of certain products, particularly in the Pharmaceuticals segment.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     Monsanto owns a large number of patents which relate to a wide variety of products and processes and has pending a substantial number of patent applications. In addition, Monsanto holds a number of licenses granted by other parties, some of which may be significant. Also, Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments and with respect to NutraSweet(R) brand sweetener. Certain proprietary products such as Roundup(R) herbicide are covered by patents. Certain of Monsanto's patents and licenses are currently the subject of litigation; see "Legal Proceedings" below.

     Although patents protecting Roundup(R) herbicide have expired in most countries, compound per se patent protection for the active ingredient in Roundup(R) herbicide continues in the United States until September 20, 2000. Monsanto's insect-resistant plant products (including NewLeaf(R) potato, YieldGard(R) corn and Bollgard(R) cotton) are protected by patents which extend until at least 2013. Monsanto's herbicide-resistant plant products, Roundup Ready(R) cotton, corn, canola and soybeans, are protected by patents which extend until at least 2014. Posilac(R) bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire as late as 2012; corresponding patents in other countries have varying terms.

     All patents covering the use of aspartame as a sweetener have expired. NutraSweet(R) brand sweetener is currently manufactured under several patents owned or licensed by The NutraSweet Company, a subsidiary of the Company.

     Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture, of which Searle is a general partner for the duration of the venture. Pursuant to the joint venture agreement, the other partner will purchase Searle's interest and thereby terminate the venture in April 2002. Ambien(R) is protected by a U.S. patent until October 21, 2006. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 2002, and by non-patent regulatory exclusivity extending to October 29, 1999. Arthrotec(R) an arthritis treatment is protected by a U.S. patent until February 11, 2014. Celebrex(TM), a COX-2 inhibitor for the treatment of osteoarthritis and rheumatoid arthritis is protected by a U.S. patent to November 30, 2013 and by regulatory exclusivity under the Waxman-Hatch Act to December 31, 2003.

     Monsanto leases or subleases a number of kelp beds off the coast of California from the State of California and several private parties. Monsanto also has leases to harvest seaweed off the coasts of Scotland and (through a joint venture) Ireland. None of these leases taken individually is deemed by Monsanto to be material, although the leases to harvest seaweed in the aggregate are significant to the Nutrition and Consumer Products segment. The leases relate to the algins business and have varying terms.

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

RESEARCH AND DEVELOPMENT

     Research and development constitute an important part of Monsanto's activities. See "Review of Consolidated Results of
Operations--Development and Commercialization of New Products Remain Priorities," "Agricultural Products--Outlook," "Nutrition and Consumer Products," "Pharmaceutical Products" and "Notes to Financial Statements-- Supplemental Data" on pages 29, 33-34, 34-35, 36-37 and 57, respectively, of the 1998 Annual Report, incorporated herein by reference.

ENVIRONMENTAL MATTERS

     Monsanto remains strongly committed to complying with various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. Monsanto is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, Monsanto does not expect such costs to have a material adverse effect upon its capital expenditures, earnings, or competitive position. See information regarding remediation of waste disposal sites appearing under "Notes to Financial Statements--Commitments and Contingencies" on page 57 of the 1998 Annual Report, incorporated herein by reference.

EMPLOYEE RELATIONS

     As of December 31, 1998, Monsanto had approximately 31,800 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

     Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A number of products are manufactured abroad. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including: fluctuations in currency values; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; economic conditions in other countries; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Geographic Data" on page 30 of the 1998 Annual Report, incorporated herein by reference.


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

     In 1974, Searle introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7(R). Following extensive testing by Searle and review by the FDA, the Cu-7(R) was approved for sale as a prescription drug in the United States. It was marketed internationally as the Gravigard(R). Searle has been named as a defendant in a number of product liability lawsuits alleging that this IUD caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 9, 1999, there were 3 cases pending in various U.S. state and federal courts and approximately 270 in the Supreme Court of New South Wales, Australia. On February 22, 1999, Searle received a defense verdict after a trial of the nine lead Australian plaintiffs. Though not technically a class action, these nine individuals are considered representative of the entire group of Australian plaintiffs. They have indicated their intention to appeal that verdict. The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages.
Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7(R) in the United
States, citing the cost of defending such litigation.  Ex-U.S.
sales were discontinued in 1990.

     Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs alleged an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, settled the federal class action case. Trial of the federal class action case commenced on September 14, 1998. On November 30, 1998, Searle and its co-defendants received a verdict for the defense and all claims were dismissed. On January 4, 1999, the class plaintiffs filed a notice of appeal with the U. S. Court of Appeals for the Seventh Circuit. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. While most of these suits have been settled, suits remain pending in California and Alabama.

     In 1996 the Company was the first to commercially introduce cotton containing a gene encoding for Bacillus thuringiensis ("Bt") endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On
October 22, 1996, Mycogen Corporation ("Mycogen") filed suit in U.S.
District Court in Delaware seeking damages and injunctive relief against the Company, DEKALB Genetics Corporation ("DEKALB") (subsequently acquired by Monsanto) and Delta & Pine Land Company alleging infringement of Bt related U.S. Patent Nos. 5,567,600 and 5,567,862 issued to Mycogen on that date. Jury trial in this matter concluded on February 3, 1998 with a verdict in favor of all defendants. The patents of Mycogen were found invalid on the basis that Monsanto was a prior inventor. On February 20, 1998 Mycogen filed motions requesting that the Court set aside the jury's verdict. Due to the other pending Bt litigation before the Delaware court, no ruling has been issued regarding any post trial motion and final judgment has not yet been entered for defendants. The Company has several meritorious defenses in the case including non-infringement, lack of validity of Mycogen's patent and prior invention by the Company. The Company will continue to vigorously defend against Mycogen's lawsuit and will take all appropriate action to support the verdict in favor of all defendants.

     On May 19, 1995, Mycogen initiated suit in U.S. District Court in California against the Company alleging infringement of U.S. Patent No. 5,380,831 involving synthetic Bt genes and seeking damages and injunctive relief. The District Court has granted motions dismissing virtually all of Mycogen's patent claims on the basis that products containing Bt genes made prior to January 1995 do not infringe the patent. The Company has various meritorious defenses to the claims of Mycogen including non-infringement, lack of validity, prior invention and collateral estoppel as a result of the outcome in the jury trial in which Mycogen's related patents were found invalid. This litigation has been stayed pending a final judgment determination in the related Delaware litigation between the parties. The Company is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. In all of the foregoing actions the Company is vigorously litigating its position.

     In 1997 the Company commercially introduced corn containing a gene encoding for Bt endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On January 21, 1997, Novartis Seeds, Inc. ("Novartis") filed suits in U.S. District Court in Delaware seeking damages and injunctive relief against the Company and DEKALB, alleging infringement of Bt related U.S. Patent No. 5,595,733 issued to Ciba-Geigy Corporation (Seed Division) and now held by Novartis. The cases of Monsanto and DEKALB were consolidated and tried to jury verdict in favor of defendants on November 9, 1998. The jury determined that the Novartis patent was invalid and not enabled. The matter remains pending on post trial motions seeking entry of judgment as a matter of law. The Company and DEKALB have several meritorious defenses to support the verdict including non-infringement and lack of validity of Novartis' patent. The Company and/or DEKALB are vigorously defending against Novartis' lawsuit and will take all appropriate action to support the verdict in favor of all defendants.

     The Company and/or DEKALB is the plaintiff in various legal actions involving Bt: (a) The most significant of the DEKALB-initiated actions have been filed in federal district court in the Northern
District of Illinois and allege
infringement of one or up to five of DEKALB's biotechnology related patents. The DEKALB patents involved are U.S. patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins, U.S. patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants;
U.S. patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. patent no. 5,550,318 directed to transgenic corn plants containing a bar or pat gene. In each such case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Lawsuits were initially filed on April 30, 1996 against Pioneer Hi-Bred International, Inc., Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. A similar lawsuit was filed against Northrup King Co. on June 10, 1996. In addition, DEKALB sued
Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996 and filed against several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. All lawsuits related to patent No. 5,550,318 have been stayed pending resolution to an interference proceeding involving that patent at the U.S. Patent and Trademark Office. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S.
District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy
Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants the patent was not enforceable due to a finding of prior invention
(now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. Monsanto has filed a motion for judgment as a matter of law to overturn the jury verdict and will continue to litigate vigorously its position in the matter.

     In 1997 the Company commercially introduced corn containing a gene providing glyphosate resistance. Monsanto is a leader in this scientific field and has engaged in such research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On November 20, 1997, Rhone Poulenc Agrochimie S. A. ("Rhone Poulenc") filed suit in U. S. District Court in North Carolina (Charlotte) against the Company and DEKALB contending they did not have a right to license, make or sell products using Rhone Poulenc technology for glyphosate resistance. DEKALB has sublicensed to Monsanto certain technology previously licensed from Rhone Poulenc. The terms of Rhone Poulenc's license to DEKALB are now in dispute and have resulted in Rhone Poulenc's claim that the Company's sale of Roundup Ready(R) corn infringes on the Rhone Poulenc patent. Rhone Poulenc also contends that Monsanto is in violation of certain antitrust laws. Trial of this matter is set for April 5, 1999. A lawsuit with similar allegations was filed in Paris, France in the Tribunal de Grand Instance on March 13, 1998. The outcome of the North Carolina litigation will be dispositive of the claims in France. The Company has meritorious defenses to the allegations, including that the parties are licensed under an existing agreement, and is vigorously defending the litigation.

     On July 30, 1998, Monsanto was served with a lawsuit filed in United States District Court in Delaware by Zeneca Inc. ("Zeneca"). The complaint alleges that Monsanto has violated Sections 3, 4 and 16 of the Clayton Act and Sections 1 and 2 of the Sherman Act and Zeneca seeks treble damages. In addition to the antitrust allegations, the complaint seeks a declaration that certain United States patents assigned to Monsanto (U.S. Patent Nos. 4,940,835; 5,352,605;
4,535,060) are invalid, unenforceable or have not been infringed by Zeneca. The complaint also asserts a claim for tortious acts of unfair competition with prospective economic advantage. The allegations in the complaint center on Monsanto's technology related to Roundup Ready(R) seed and marketing activity associated with soybeans. The complaint asserts that Zeneca will be precluded in its ability to sell a herbicide with respect to which it is seeking registration for use in application over Roundup Ready(R) seed.
Regulatory approval of this Zeneca herbicide has not occurred.  On
August 12, 1998, the complaint was amended, adding Pioneer Hi-Bred International, Inc. ("Pioneer") as a plaintiff. Pioneer seeks a declaratory judgment that it did not breach its license agreement with Monsanto by providing Roundup Ready(R) soybean seed to Zeneca for testing. The complaint was also amended to add an additional claim for relief by Zeneca, seeking a declaratory judgment that its obtaining the Roundup Ready(R) soybean seed from Zeneca was not improper. Monsanto believes that its activities have been lawful and that the allegations are without merit. Under agreement of the parties Monsanto has not been required to file an answer to the complaint. Under an agreement announced on March 18, 1999, the parties have agreed to dismiss this lawsuit.

     In June 1996, Mycogen Corporation, Agrigenetics Inc. and Mycogen Plant Sciences, Inc. filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to Bt corn and to glyphosate resistant corn, cotton and canola.

On September 9, 1996, Monsanto successfully demurred to all claims but plaintiffs were permitted to amend to file a damage claim seeking recovery under a theory of continuing breach. On October 20, 1997, the court construed the contract as involving only a license to receive genes rather than a license to receive germplasm. Jury trial of the remaining damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $174.9 million. The case is now on appeal as Appeal No. D031336 before the California Court of Appeal for the Fourth Appellate District. Mycogen and Agrigenetics Inc. have filed a cross appeal seeking to reinstate claims for damages that were dismissed prior to trial. This cross appeal has been consolidated for all purposes on appeal. The Company has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against the company on the issue of liability. Mycogen is also seeking to overturn an award of sanctions against it in connection with this litigation and to obtain a determination that the contract entititles Mycogen to a license to germplasm not genes from Monsanto. The Company will continue to vigorously litigate its position.

     On February 4, 1999, Pioneer Hi-Bred International Inc.
("Pioneer") filed suit against Monsanto Company, (Civil Action No. 4-99-CV-90063) in U.S. District Court for the Southern District of Iowa.
The suit seeking equitable relief and jury trial alleges that Monsanto has misappropriated trade secrets through the acquisition and purchase of certain international seed operations of Cargill International
("Cargill"). Pioneer alleges that Cargill's employees misappropriated (via theft) germplasm belonging to Pioneer's corn seed business and then bred the Pioneer germplasm into the corn lines of Cargill. A related lawsuit, Civil Action No. 4-98-CV-90576 has been filed by Pioneer against Cargill. On February 2, 1999 a joint statement issued by Pioneer and Cargill indicated that a former Cargill employee may have misappropriated technology of Pioneer and that efforts were underway between those Companies to resolve this issue. Monsanto purchased the Cargill seed operations pursuant to the warranty and representation of Cargill's parent that all intellectual property and seed lines were the property of the business and not any third party. A study is underway to ascertain the scope of the seed lines that may be affected by the allegations raised by Pioneer. In the lawsuit Pioneer seeks the return of its alleged trade secrets, injunction against Monsanto's further use of the material, an accounting and damages for any sales of the misappropriated material and other relief. Monsanto will maintain that it is not liable for damages from its unknowing acquisition of the Cargill International business. Monsanto has meritorious defenses against liability and will vigorously defend this action and may assert claims for indemnity, breach and other causes against Cargill. On October 28, 1998, two related lawsuits were filed in U.S. District Court in Iowa: one against Asgrow Seed Company,
L.L.C., a subsidiary of the Company (No. 4-98-CV-70577); and the other against DEKALB (since acquired by the Company) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm.
No answer has been filed by defendants but motions to dismiss were filed on or about January 22, 1999 asserting that the claims of Pioneer are preempted by federal law (the Plant Variety Protection Act) which expressly permits the activities of breeding and research with germplasm sold in commerce. The Company has meritorious defenses including preemption, laches, statute of limitations, lack of trade secret, ownership of the germplasm at issue and other defenses.

     Following the announcement of the merger agreement between Monsanto and American Home Products Corporation ("AHP"), six alleged holders of Monsanto common stock filed suits in the Delaware Court of Chancery in and for New Castle County (the "Delaware Actions") against Monsanto, members of the Monsanto Board of Directors (the "Monsanto Board") and AHP. Seeking to represent a purported class of Monsanto shareowners, plaintiffs in each of the Delaware Actions alleged that the consideration to be received by holders of Monsanto common stock in the merger was unfair and inadequate, that the members of the Monsanto Board breached their fiduciary duties by approving the merger, and that AHP aided and abetted such breaches. By agreement of the parties this litigation has been dismissed.

     Following the announcement on May 11, 1998, of the merger agreement between Monsanto and Delta and Pine Land Company ("Delta and Pine Land"), five alleged holders of Delta and Pine Land common stock filed suits, now consolidated (the "Delta and Pine Land Suit"), in the Delaware Court of Chancery in and for New Castle County against Monsanto, Delta and Pine Land, and members of the Delta and Pine Land Board of Directors (the "Delta and Pine Land Board"). Seeking to represent a purported class of Delta and Pine Land shareowners, plaintiffs in the

Delta and Pine Land Suit allege that the consideration to be received by holders of Delta and Pine Land common stock in the merger is unfair and inadequate, that the members of the Delta and Pine Land Board have breached their fiduciary duties by approving the transaction and that Monsanto has aided and abetted such breaches. Plaintiffs in the Delta and Pine
Land Suit seek judgment declaring that each Delaware Action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the transaction in the event that it is consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. Plaintiffs and defendants have reached a memorandum of understanding to settle and resolve the litigation. This agreement will require court approval which the parties reasonably expect will occur.

RISK MANAGEMENT

     Monsanto continually evaluates risk retention and insurance levels for product liability, property damage and other potential areas of risk. Monsanto devotes significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain, based on the cost and availability of insurance and the likelihood of a loss. Since 1986, Monsanto's liability insurance has been on the "claims made" policy form. Management believes that the current levels of risk retention are consistent with those of other companies in the various industries in which Monsanto operates and are reasonable for Monsanto. There can be no assurance that Monsanto will not incur losses beyond the limits of, or outside the coverage of, its insurance. Monsanto's liquidity, financial position and profitability are not expected to be affected materially by the levels of risk retention that the Company accepts.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Information regarding forward-looking statements, and factors that could cause actual performance or results to differ materially from those described, are set forth in Exhibit 99.2, accompanying this Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

     The General Offices of the Company are located on a 285-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. In addition, Monsanto and its subsidiaries own or lease manufacturing facilities, laboratories, agricultural facilities, office space, warehouses, and other land parcels in North America, South America, Europe, Asia, Australia and Africa.

     In addition to the facilities in St. Louis County, Missouri, Monsanto's principal properties include the following locations, serving the sectors noted: Alvin, Texas (Agricultural Products); Antwerp,
Belgium (Agricultural Products); Augusta, Georgia (Agricultural Products, Nutrition and Consumer Products, Pharmaceuticals); Barceloneta, Puerto Rico (Pharmaceuticals); Caguas, Puerto Rico (Pharmaceuticals); Davis, California (Nutrition and Consumer Products); Fayetteville, North Carolina (Agricultural Products); Feucht, Germany (Pharmaceuticals); Luling, Louisiana (Agricultural Products); Mt. Prospect, Illinois (Nutrition and Consumer, Pharmaceuticals); Morpeth, United Kingdom (Pharmaceuticals); Muscatine, Iowa (Agricultural Products); Okmulgee, Oklahoma (Nutrition and Consumer Products); San Diego, California (Nutrition and Consumer Products); Sao Jose dos Campos, Brazil (Agricultural Products); Skokie (Old Orchard), Illinois (Pharmaceuticals, Corporate and Other); Skokie (Searle Parkway), Illinois (Pharmaceuticals); and Zarate, Argentina (Agricultural Products). All of these properties are manufacturing facilities, except for the research and office building in Davis, California, the research buildings in Mt. Prospect, Illinois and Skokie (Searle Parkway), Illinois, and the office building in Skokie (Old Orchard), Illinois.

     Monsanto's principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. Most of these properties are owned in fee. However, major portions of the San Diego, California plant and the Davis, California facilities are leased. In addition, a portion of a plant at Augusta, Georgia is currently leased with an option to purchase, pursuant to an industrial revenue bond financing. The Company also leases the land underlying facilities that it owns at Alvin, Texas. In certain instances, Monsanto has granted leases on portions of plant sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning certain legal proceedings involving Monsanto, see "Business--Environmental Matters", "Business--Legal
Proceedings" and "Business--Disclosure of Forward-Looking Statements" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                          PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The narrative information appearing under "Review of Cash Flow-- Dividend Policy is Unchanged" on page 41, and the tabular information regarding Dividends Per Share and Common Stock Price (for the years 1997 and 1998) appearing under "Quarterly Data" on page 46, of the 1998 Annual Report are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The tabular information under "Financial Summary--Operating Results, Earnings (Loss) per Share and Year-End Financial Position" and the amounts of Dividends per Share, all for the years 1994 through 1998, appearing on page 61, and the two paragraphs immediately following the Table of Contents on page 24, of the 1998 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The tabular and narrative information appearing under "Review of Consolidated Results of Operations" on pages 27 through 29, "Review of Consolidated Results of Operations--Analysis of Change in Earnings
(Loss) Per Share from Continuing Operations" on page 30, "Segment Data" and information regarding segments on pages 31 through 37, "Review of Changes in Financial Position" on page 39, "Review of Cash Flow" on page 41 and "Additional Financial Information" on pages 42-43, and the narrative information appearing under "Geographic Data" on page 30, "Disclosure of Forward-Looking Statements" on pages 58-60, and the two paragraphs immediately following the Table of Contents on page 24, of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The tabular and narrative information appearing under "Financial Instruments" on page 44 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Monsanto appearing on pages 26, 38, 40, 41, 45 and 47 through 57; the Independent Auditors' Report appearing on page 25; the tabular and narrative information appearing under "Quarterly Data" on page 46; and the two paragraphs immediately following the Table of Contents on page 24, of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and executive officers appearing under "Election of Directors" on pages 2 through 4, and "Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on pages 18-19, of the Monsanto Company Notice of Annual Meeting and Proxy Statement (the "1999 Proxy Statement") dated March 15, 1999, is incorporated herein by reference. The following information with respect to the Executive Officers of the Company on March 1, 1999, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                      Year First
                                                      Became An
                               Present Position       Executive
       Name--Age               with Registrant         Officer         Other Business Experience since January 1, 1994
----------------------   ---------------------------  ----------    -----------------------------------------------------

Bruce P. Bickner, 55     Co-President, Global Seed       1999       Chairman and Chief Executive Officer - DEKALB Energy
                         Group - Monsanto Company                   Co., 1986; Chairman and Chief Executive Officer -
                                                                    DEKALB Genetics Corporation, 1988 to present.

Martin E. Blaylock, 58   Vice President,                 1999       Director, Manufacturing Operations - Monsanto
                         Manufacturing Operations -                 Company, 1993; and present position, 1995.
                         Monsanto Company

Gary L. Crittenden,      Senior Vice President,          1998       Executive Vice President and Chief Financial Officer -
45                       Chief Financial Officer                    Melville Corp., 1994; Executive Vice President,
                         - Monsanto Company                         Strategy and Business Development - Sears Roebuck &
                                                                    Co., 1996; President, Hardware Stores Division -
                                                                    Sears Roebuck & Co., 1996; Executive Vice President
                                                                    and Chief Financial Officer - Sears Roebuck & Co.,
                                                                    1998; and present position, 1998.

Richard U.               Vice Chairman- Monsanto         1995       President and Chief Operating Officer -  G.D. Searle
De Schutter, 57          Company; Chairman, Chief                   & Co., 1993; Chairman, Chief Executive Officer and
                         Executive Officer and                      President -  G.D. Searle & Co.; Advisory Director-
                         President - G.D. Searle & Co.              Monsanto Company, 1995; and present position, 1997.

Arnold W. Donald, 44     Senior Vice President;          1998       Group Vice President North America Division -
                         Co-President, Nutrition and                Monsanto Company, 1993; Group Vice President and
                         Consumer Products -                        General Manager - Monsanto Company, 1994; President,
                         Monsanto Company                           Crop Protection - Monsanto Company, 1995; Co-
                                                                    President, Agricultural Sector - Monsanto Company,
                                                                    1997; Senior Vice President - Monsanto Company,
                                                                    1998; and present position, 1999.

Steven L. Engelberg,     Senior Vice President           1995       Partner-in-Charge, Keck, Mahin & Cate Washington,
55                       - Monsanto Company                         D.C. office, 1986; Chief of Staff of Office of the
                                                                    United States Trade Representative (on leave from
                                                                    Keck, Mahin & Cate until May 1993), 1993; Vice
                                                                    President, Worldwide Government Affairs - Monsanto
                                                                    Company, 1994; and present position, 1996.





                                                      Year First
                                                      Became An
                               Present Position       Executive
       Name--Age               with Registrant         Officer         Other Business Experience since January 1, 1994
----------------------   ---------------------------  ----------    -----------------------------------------------------
Patrick J. Fortune, 50   Vice President and Chief        1997       Corporate Vice President, Information Management -
                         Knowledge Officer -                        Bristol-Myers Squibb, 1991; President and Chief
                         Monsanto Company                           Operation Officer - Coram Healthcare Corporation,
                                                                    1994; Vice President, Information Technology -
                                                                    Monsanto Company, 1995; Vice President and Chief
                                                                    Information Officer - Monsanto Company, 1997; and
                                                                    present position, 1998.

Robert Fraley, 46        Co-President, Agricultural      1999       Group Vice President and General Manager, New Products
                         Sector - Monsanto Company                  Division - Monsanto Company, 1993; President, Ceregen -
                                                                    Monsanto Company, 1995; and present position, 1997.

Hugh Grant, 40           Co-President, Agricultural      1999       Director, Global Roundup(R) Product Strategy -
                         Sector - Monsanto Company                  Monsanto Company, 1994; General Manager,
                                                                    Agricultural Sector for Southeast Asia, Australia,
                                                                    New Zealand & South Korea - Monsanto Company, 1995;
                                                                    and present position, 1998.

Alan L. Heller, 45       Chief Operating Officer -       1999       Vice President, Sales - G.D. Searle & Co., 1992;
                         G.D. Searle & Co.                          Vice President, Finance - G.D. Searle & Co., 1994;
                                                                    President, Americas, G.D. Searle & Co., 1995; and
                                                                    present position, 1997.

R. William Ide III, 58   Senior Vice President,          1996       President, American Bar Association, 1993-1994;
                         General Counsel and                        partner, Long, Aldridge & Norman, 1993; and present
                         Secretary - Monsanto Company               position, 1996.

Madonna A. Kindl, 40     Vice President, Human           1996       Director of Human Resources, Staff of the Vice
                         Resources - Monsanto Company               Chairman - Monsanto Company, 1993; Director, Human
                                                                    Resources, Crop Protection Business Unit - Monsanto
                                                                    Company, 1995; and present position, 1996.

Ganesh M. Kishore, 45    Co-President, Nutrition and     1999       Director of Technology, Agricultural Sector -
                         Consumer Products - Monsanto               Monsanto Company, 1994; Director of Technology,
                         Company                                    Ceregen - Monsanto Company, 1995; Director of Crop
                                                                    Enhancement, Ceregen - Monsanto Company, 1996;
                                                                    Distinguished Science Fellow - Monsanto Company, 1996;
                                                                    and present position, 1997.

Philip Needleman, 60     Senior Vice President,          1991       Vice President, Research and Development; Advisory
                         Research and Development and               Director - Monsanto Company; President, Research and
                         Chief Scientist; Co-President,             Development - G.D. Searle & Co., 1992; Senior Vice
                         Pharmaceuticals Sector -                   President, Research and Development and Chief Scientist -
                         Monsanto Company                           Monsanto Company; President, Research and Development -
                                                                    G.D. Searle & Co., 1993; and present position, 1996.

Robert W. Reynolds, 54   Vice Chairman - Monsanto        1994       Vice President and Managing Director, Latin America
                         Company                                    World Area - Monsanto Company, 1992; Vice President,
                                                                    International Operations and Development - Monsanto
                                                                    Company, 1995; and present position, 1997.




                                                      Year First
                                                      Became An
                               Present Position       Executive
       Name--Age               with Registrant         Officer         Other Business Experience since January 1, 1994
----------------------   ---------------------------  ----------    -----------------------------------------------------
Nicholas E. Rosa, 47     Co-President, Nutrition and     1999       President - NutraSweet Europe, 1991; Executive Vice
                         Consumer Products - Monsanto               President - The NutraSweet Company, 1994; President,
                         Company                                    Benevia - Monsanto Company,  1996; President,
                                                                    Nutrition and Consumer Products - Monsanto Company,
                                                                    1997; and present position, 1999.

Robert B. Shapiro, 60    Director; Chairman and Chief    1987       Director, President and Chief Operating Officer -
                         Executive Officer - Monsanto               Monsanto Company, 1993; Director, Chairman, Chief
                         Company                                    Executive Officer and President - Monsanto Company,
                                                                    1995; and present position, 1997.

Hendrik A. Verfaillie,   President - Monsanto Company    1993       Vice President and Advisory Director - Monsanto
53                                                                  Company; President - The Agricultural Group - Monsanto
                                                                    Company, 1993; Vice President and Advisory Director -
                                                                    Monsanto Company, 1995; Executive Vice President and
                                                                    Advisory Director - Monsanto Company, 1995; and present
                                                                    position, 1997.

Mr. Reynolds has announced his intention to retire April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     Information appearing under "Directors' Fees and Other
Arrangements" on pages 8-9, and under "Executive Compensation" beginning on page 15 and continuing through "Certain Agreements" on page 18 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 5 and 6 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under "Other Information Regarding
Management--Transactions and Relationships" and "--Indebtedness" on pages 18 through 20 of the 1999 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

         1. The financial statements set forth at pages 26, 38, 40, 41, 45 and 47 through 57 of the 1998 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

         2.   Financial Statement Schedules

              None required

         3. Exhibits--See the Exhibit Index beginning at page 17 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 4 through 29 on pages 17 through 19 of the Exhibit Index. The following Exhibits listed in the
              Exhibit Index are filed with this Report:

                  13   The Company's 1998 Annual Report to shareowners

                  21   Subsidiaries of the registrant (See page 20)

                  23   Consent of Independent Auditors (See page 21)

                  24   1.   Powers of attorney submitted by Robert M.
                            Heyssel, Michael Kantor, Gwendolyn S. King,
                            Philip Leder, Jacobus F.M. Peters, John S. Reed,
                            John E. Robson, William D. Ruckelshaus, Robert
                            B. Shapiro, Gary L. Crittenden and Richard B.
                            Clark.

                       2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                  27 Financial Data Schedule (part of electronic submission only)

                  99.1 Computation of the Ratio of Earnings to Fixed Charges
                       for Monsanto Company and Subsidiaries (See page 22)

                  99.2 Disclosure Regarding Forward-Looking Statements (See
                       page 23)

     (b) Reports on Form 8-K during the quarter ended December 31, 1998:

         The following reports on Form 8-K were filed by the Company on the dates indicated: October 13, 1998 (termination of merger agreement with American Home Products Corporation); October 19, 1998 (information presented to the financial community); October 30, 1998 (financial information for quarter ended September 30, 1998); November 13 and 16, 1998; (announcement of financing plans); November 27, 1998 (offerings of common stock and Adjustable Conversion-rate Equity Security Units); December 8, 1998 (acquisition of DEKALB Genetics Corporation); and December 14, 1998 (closings of financings and filing of related documents).
                                 14

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             MONSANTO COMPANY
                                       ------------------------------
                                               (Registrant)

                                     By     /s/ RICHARD B. CLARK
                                       ------------------------------
                                              Richard B. Clark
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                     TITLE                    DATE
       ---------                     -----                    ----
          *
_______________________     Chairman, President and       March 25, 1999
  (Robert B. Shapiro)         Director (Principal
                               Executive Officer)

          *
________________________
  (Robert M. Heyssel)               Director              March 25, 1999

          *
________________________
    (Michael Kantor)                Director              March 25, 1999

          *
________________________
  (Gwendolyn S. King)               Director              March 25, 1999

          *
________________________
     (Philip Leder)                 Director              March 25, 1999

          *
________________________
 (Jacobus F. M. Peters)             Director              March 25, 1999

          *
________________________
     (John S. Reed)                 Director              March 25, 1999


          *
________________________
    (John E. Robson)                Director              March 25, 1999

          *
________________________
(William D. Ruckelshaus)            Director              March 25, 1999


          *
________________________      Senior Vice President,      March 25, 1999
  (Gary L. Crittenden)       Chief Financial Officer
                              (Principal Financial
                                    Officer)

   /s/ RICHARD B. CLARK
____________________________   Vice President and         March 25, 1999
   (Richard B. Clark)         Controller (Principal
                               Accounting Officer)





*Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.




                                          /s/ BARBARA L. BLACKFORD
                                       ------------------------------
                                            Barbara L. Blackford
                                              Attorney-in-Fact

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

              2. By-Laws of the Company, as amended effective February 26,
                 1999 (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 filed March
                 2, 1999)

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




                               EXHIBIT INDEX (CONT'D)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

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

              15. Monsanto Management Incentive Plan of 1996 as amended
                  April 1997, July 1997, August 1997, February 1998 and
                  September 1998 (incorporated herein by reference to Exhibit
                  10.1 of the Company's Form 10-Q for the quarter ended
                  September 30, 1998)

              16. Monsanto Executive Stock Purchase Incentive Plan
                  (incorporated herein by reference to Appendix B of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1996)

              17. Form of Non-Qualified Purchased and Year 2000 Premium
                  Stock Option Certificate (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended
                  March 31, 1998)

              18. Form of Non-Qualified Premium Stock Option Certificate
                  (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1998)

              19. Annual Incentive Program for Executive Officers
                  (incorporated herein by reference to the description on pages
                  25-26 of the Monsanto Company Notice of Annual Meeting and
                  Proxy Statement dated March 15, 1999)

              20. Long-Term Incentive Program and Premium Option Purchase
                  Program for Executive Officers (incorporated herein by reference to the description on pages 12-13 of the Monsanto
                  Company Notice of Annual Meeting and Proxy Statement dated
                  March 15, 1999)

              21. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit 10(iii)19 of the Company's Form 10-K for the year ended December 31, 1987)

              22. Form of Employment Agreement for Executive Officers
                  (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30, 1997)

              23. Letter Agreement between the Company and Robert B.
                  Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form
                  10-Q for the quarter ended September 30, 1990)

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

                               EXHIBIT INDEX (CONT'D)

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

              25. Letter Agreement between the Company and Hendrik A.
                  Verfaillie entered into as of June 27, 1988 (incorporated herein by reference to Exhibit 10.20 of the Company's Form
                  10-K for the year ended December 31, 1996)

              26. Supplemental Retirement Plan regarding Richard U. De
                  Schutter (incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended December 31,
                  1996)

              27. Searle/Monsanto Stock Plan of 1994, as amended in 1995,
                  April 1997 and July 1997 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997)

              28. G. D. Searle & Co. Split Dollar Life Insurance Plan, as
                  amended in 1989 (incorporated herein by reference to Exhibit
                  19(ii)3 of the Company's Form 10-Q for the quarter ended
                  June 30, 1989)

              29. G. D. Searle & Co. Legal/Tax/Financial Counseling Plan
                  (incorporated herein by reference to Exhibit 19(i)8 of the Company's Form 10-Q for the quarter ended June 30, 1988)

   11 Omitted--Inapplicable; see "Earnings per Share" on page 60 of the 1997 Annual Report

   12         Statement re Computation of the Ratio of Earnings to Fixed
              Charges--See Exhibit 99.1 below

   13 The Company's 1998 Annual Report to shareowners. (The electronic submission includes only the financial report section of the Annual Report, appearing on pages 25 through 61 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed
              "filed"; other portions are furnished only for the information of the Commission.

   18         Omitted--Inapplicable

   21         Subsidiaries of the registrant (See page 20)

   22         Omitted--Inapplicable

   23         Consent of Independent Auditors (See page 21)

   24         1. Powers of attorney submitted by Robert M. Heyssel,
                 Gwendolyn S. King, Philip Leder, Jacobus F.M. Peters,
                 John S. Reed, John E. Robson, William D. Ruckelshaus,
                 Robert B. Shapiro, Gary L. Crittenden and Richard B. Clark

              2. Certified copy of Board resolution authorizing Form
                 10-K filing utilizing powers of attorney

   27         Financial Data Schedule (part of electronic submission only)

   99         1. Computation of the Ratio of Earnings to Fixed Charges for
                 Monsanto Company and Subsidiaries (See page 22)

              2. Disclosure Regarding Forward-Looking Statements (See page
                 23)

_________

Only Exhibits Nos. 13, 21, 23, 99.1 and 99.2 have been included in the printed copy of this Report.

                                 19


