Form 10-Q
period 1999-03-31
MONSANTO CO
filed 1999-05-17
CIK 67686

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                 800 NORTH LINDBERGH BLVD., ST. LOUIS, MO 63167
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

YES X   NO
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Class                                       March 31, 1999
                  -----                                       --------------
         Common Stock, $2 par value                         631,467,979 shares


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1999 and 1998, the Statement of Consolidated Financial Position as of March 31, 1999 and December 31, 1998, the Statement of Consolidated Cash Flow for the three months ended March 31, 1999 and 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's 1998 Annual Report on Form 10-K.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" means diluted earnings per share. In tables, all dollars are in millions, except per share data.

Throughout this quarterly filing, "EBITDA (excluding unusual items)" is net earnings (loss) before income taxes, interest expense, depreciation expense, amortization expense, and excluding the effects of unusual items. EBITDA (excluding unusual items) may not be directly comparable to EBITDA performance measures reported by other companies because it excludes unusual items. Although EBITDA (excluding unusual items) is a financial performance measure commonly used in the financial community, it is not a measure of financial performance under accounting principles generally accepted in the United States. The presentation of EBITDA (excluding unusual items) in this quarterly report is intended to supplement investors' understanding of Monsanto's operating performance and not to replace net income, cash flows, financial position, or comprehensive income, determined in accordance with accounting principles generally accepted in the United States. EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the increases in these two elements of the financial statements resulting from the 1998 acquisitions will not be reflected in EBITDA (excluding unusual items) but will impact net income in future periods.

                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (Dollars in millions, except per share)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       1999          1998
                                                       ----          ----
Net Sales                                            $2,546        $2,044
Costs and Expenses:
Cost of Goods Sold                                      997           819
Selling, General and Administrative Expenses            711           535
Technological Expenses                                  361           279
Amortization of Intangible Assets                        93            59
Interest Expense                                        122            66
Interest Income                                          (8)           (9)
Other (Income) / Expense - Net                           42            (1)
                                                     ------         ------
Income Before Income Taxes                              228           296
Income Taxes                                             96           100
                                                     ------         ------
        NET INCOME                                   $  132        $  196
                                                     ------         ------

Basic Earnings per Share:                            $ 0.21        $ 0.33
                                                     ------        ------
Diluted Earnings per Share:                          $ 0.20        $ 0.32
                                                     ------        ------
Dividends per Share                                  $ 0.03        $ 0.03
                                                     ------        ------

                        MONSANTO COMPANY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)
                                                                                              March 31,         December 31,
                                                                                                1999               1998
                                     ASSETS                                                   ---------         -----------
Current Assets:
    Cash and cash equivalents                                                              $      101           $      89
    Receivables, net of allowances of $143 in 1999 and $91 in 1998                              3,175               2,404
    Miscellaneous receivables and prepaid expenses                                                768               1,126
    Deferred income tax benefit                                                                   487                 567
    Inventories                                                                                 1,875               2,004
                                                                                              -------             -------
           Total Current Assets                                                                 6,406               6,190
                                                                                              -------             -------

Property, Plant and Equipment                                                                   6,046               6,022
Less Accumulated Depreciation                                                                   2,768               2,768
                                                                                              -------             -------
    Net Property, Plant and Equipment                                                           3,278               3,254
                                                                                              -------             -------

Intangible Assets, net of accumulated amortization                                              5,797               6,047
Other Assets                                                                                    1,281               1,233
                                                                                              -------          ----------
Total Assets                                                                                 $ 16,762            $ 16,724
                                                                                             --------            --------

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
    Accounts payable                                                                        $     458            $    918
    Accrued liabilities                                                                         1,917               2,065
    Short-term debt                                                                             1,939               1,069
                                                                                            ---------            --------
           Total Current Liabilities                                                            4,314               4,052
                                                                                            ---------            --------

Long-Term Debt                                                                                  6,269               6,259
Postretirement Liabilities                                                                        897                 848
Other Liabilities                                                                                 406                 579
Shareowners' Equity:
    Common stock (authorized: 1,000,000,000 shares, par value $2)
           Issued: 846,927,220 shares in 1999 and 1998                                          1,694               1,694
           Additional contributed capital                                                       1,411               1,389
           Treasury stock, at cost (215,623,984 shares in 1999
           and 217,632,240 shares in 1998)                                                     (2,485)             (2,508)
    Reinvested earnings                                                                         4,765               4,652
    Reserve for ESOP debt retirement                                                              (95)               (106)
    Accumulated other comprehensive loss                                                         (414)               (135)
                                                                                            ----------            --------
           Total Shareowners' Equity                                                            4,876               4,986
                                                                                            ----------            --------
Total Liabilities and Shareowners' Equity                                                   $  16,762            $ 16,724
                                                                                            ----------            --------


                        MONSANTO COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                  1999              1998
                                                                                                  ----              ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net income                                                                                    $132             $ 196
   Add income taxes                                                                                96               100
                                                                                              -------           -------
   Income before income taxes                                                                     228               296

   Adjustments to reconcile income before taxes to cash (used in) operations:
       Income tax refunds (payments)                                                              (28)               37

       Items that did not use (provide) cash:
          Depreciation and amortization                                                           189               137
          Bad Debt Expense                                                                         53                20

       Working capital changes that provided (used) cash:
          Accounts receivable                                                                    (903)             (617)
          Inventories                                                                              86               (83)
          Accounts payable and accrued liabilities                                               (653)             (231)
          Other                                                                                    47              (130)
       Pharmaceutical licensing and product rights sales                                           -                108
       Other items                                                                                (21)              (48)
                                                                                              --------          --------
Total Cash (Used in) Operations                                                                (1,002)             (511)

Investing Activities:
   Property, plant and equipment purchases                                                       (205)             (134)
   Proceeds from sale of investments and assets                                                   340                12
   Acquisition and investment  payments                                                           (15)              (27)
                                                                                              --------          --------
Cash Provided by (Used in) Investing Activities                                                   120              (149)
                                                                                              --------          --------

Financing Activities:
   Net change in short-term financing                                                             870               522
   Long-term debt proceeds                                                                         25               100
   Long-term debt reductions                                                                      (15)              (19)
   Dividend payments                                                                              (19)              (18)
   Common stock issued under employee stock plans                                                  33                58
                                                                                              --------          --------
Cash Provided by Financing Activities                                                             894               643
                                                                                              --------          --------

Increase (Decrease) in Cash and Cash Equivalents                                                   12               (17)
Cash and cash equivalents at beginning of year                                                     89               134
                                                                                               ------          --------
Cash and cash equivalents at end of period                                                    $   101           $   117
                                                                                              --------         --------


The effect of exchange rate changes on cash and cash equivalents was not material.

Cash payments for interest (net of amounts capitalized) were $69 million as of March 31, 1999 and $60 million as of March 31, 1998.

                        MONSANTO COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. In 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("D&PL") to merge it with Monsanto. Under terms of the agreement, D&PL Shareowners would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of D&PL they hold. Approximately 33 million shares of Monsanto common stock would be issued to D&PL Shareowners. Based on Monsanto's closing stock price of $53 1/2 per common share on May 8, 1998, the date of the merger agreement, this would result in a purchase price of approximately $1.8 billion. The merger, already approved by D&PL Shareowners, is subject to regulatory approvals and other customary conditions. This transaction would be accounted for as a purchase.

         Also during 1998, Monsanto completed its acquisition of DEKALB Genetics Corp. ("DEKALB") and acquired Plant Breeding International Cambridge Limited (PBIC) and certain international seed operations of Cargill Inc. Monsanto accounted for these acquisitions as purchases. The purchase price allocations were based on preliminary assumptions and are subject to revision during 1999, pending final appraisal and valuation studies.

2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998, was:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1999         1998
                                                            ----         ----
Net income                                                  $ 132       $ 196

Other comprehensive income (loss):
Foreign currency translation adjustments                     (276)        (24)
Unrealized investment gains / (losses)                         (3)         21
                                                        ----------     ------
         Total other comprehensive (loss)                    (279)         (3)
                                                          --------    -------
              Total Comprehensive Income (Loss)          $   (147)      $ 193
                                                         ---------      -----

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either Net Income or Other Comprehensive Income, depending on the designated purpose of the derivative. This statement is effective for Monsanto Jan. 1, 2000. Because of the effect of recent acquisitions, Monsanto is reassessing its position and has not yet determined the effect this statement will have on its consolidated financial position or results of operation.

4. Basic earnings per share (EPS) from continuing operations were computed using the weighted average number of common shares outstanding  each  period  (630.5  million in 1999 and 597.7 million in
         1998). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (16.8 million in 1999 and 21.7 million in 1998). Dilutive potential common shares consist of outstanding stock options. Other common share equivalents also were not included in the computation of diluted earnings per share as of March 31, 1999, because the effect of their exercise or conversion is not dilutive, when based on the average market price of Monsanto common stock for the period. These included approximately 55.3 million of outstanding stock options, which expire through 2008, and 17.5 million Adjustable Conversion-rate Equity Securities (ACES) that include stock purchase contracts which are exercisable in November, 2001.

5. Components of inventories as of March 31, 1999 and Dec. 31, 1998 were as follows:

                                             March 31,               Dec. 31,
                                               1999                   1998
                                             --------                -------
          Finished goods                     $   918                $  1,179
          Goods in process                       490                     561
          Raw materials and supplies             496                     298
                                              ------                 -------
          Inventories, at FIFO cost            1,904                   2,038
          Excess of FIFO over LIFO cost          (29)                    (34)
                                              ------                 -------
             Total                            $1,875                  $2,004
                                              ------                  ------

6. During 1998, a jury verdict was returned against Monsanto in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corp., Agrigenetics Inc., and Mycogen Plant Sciences Inc., claiming that Monsanto delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen Corp. subsequently purchased. The jury awarded $174.9 million in future damages. Monsanto has filed an appeal of the verdict, has meritorious defenses and grounds to overturn the award, and intends to vigorously pursue all available means to have this verdict set aside. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict.

         In April 1999, a jury verdict was returned against DEKALB Genetics Corporation (which became a wholly-owned subsidiary of Monsanto during December 1998), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Rhone Poulenc Agrochimie S.A., claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Rhone Poulenc's technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has filed a motion to have the damage award set aside and has filed a Motion for Judgment as a Matter of Law to overturn the verdict. DEKALB has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict.

         Monsanto is party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise in the normal course of business and relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts or seek to restrict Monsanto's business activities.

         Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity in any one year.

7. Business segment data for the three months ended March 31, 1999 and 1998 were as follows for net sales EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Monsanto consolidated EBIT includes the effects of unusual items:

                                                                                Net Sales
                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             1999    1998
                                                                          -------  ------
                           Agricultural Products                           $1,401  $1,073
                           Nutrition and Consumer Products                    304     385
                           Pharmaceuticals                                    825     532
                           Corporate and Other                                 16      54
                                                                           ------  ------
                             Total Net Sales                               $2,546  $2,044
                                                                           ------  ------

                                                                                  EBIT
                                                                           Three Months Ended
                                                                                March 31
                                                                           ------------------
                                                                             1999    1998
                                                                           ------  ------
                          Segment EBIT (excluding unusual items):
                           Agricultural Products                             $281    $306
                           Nutrition and Consumer Products                     39      82
                           Pharmaceuticals                                     78      12
                           Corporate and Other                               (48)    (38)
                                                                           ------  ------
                           Total segment EBIT (excluding unusual items)      $350    $362

                           Unusual items                                     -         -
                                                                       --------------------
                             Total EBIT                                    $  350  $  362
                                                                           ------  ------

                                                                                EBITDA (excluding unusual items)
                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             1999    1998
                                                                           ------  ------
                           Agricultural Products                             $396    $384
                           Nutrition and Consumer Products                     65     111
                           Pharmaceuticals                                    113      41
                           Corporate and Other                               (35)    (37)
                                                                          ------- -------
                             Total EBITDA (excluding unusual items)        $  539  $  499
                                                                           ------  ------

                           Interest Expense                                   122      66
                           Tax Expense                                         96     100
                           Amortization Expense                                93      59
                           Depreciation                                        96      78
                           Unusual Items                                     -         -
                                                                        --------  --------
                             Net Income                                      $132    $196
                                                                            -----   -----

         Financial information for the first quarter should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations--First Quarter 1999 Compared with First Quarter 1998

Net income totaled $132 million, or $0.20 per share, in the first quarter of 1999 compared with net income of $196 million, or $0.32 per share, for the first quarter of 1998. Sales grew $502 million, or 25 percent, primarily because of the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment and the inclusion of sales from seed companies acquired in 1998. The decrease in net income was primarily attributable to higher selling, general and administrative ("SG&A") expenses, and technological expenses along with increases in interest expense and amortization costs.

Business segment data for the three months ended March 31, 1999 and 1998, were as follows:

                                                             Net Sales
                                                        Three Months Ended
                                                              March 31,
                                                        -------------------
                                                        1999           1998
                                                       -----          -----
Agricultural Products                                 $1,401         $1,073
Nutrition and Consumer Products                          304            385
Pharmaceuticals                                          825            532
Corporate and Other                                       16             54
                                                     -------        -------
     Total Consolidated Net Sales                     $2,546         $2,044
                                                     -------        -------

                                                                EBIT
                                                    (Earnings before interest
                                                     expense and income taxes)
                                                        Three Months Ended
                                                              March 31,
                                                        --------------------
                                                        1999            1998
                                                      ------          ------
Segment EBIT (excluding unusual items):
Agricultural Products                                   $281            $306
Nutrition and Consumer Products                           39              82
Pharmaceuticals                                           78              12
Corporate and Other                                     (48)            (38)
                                                      ------          ------
     Total segment EBIT (excluding unusual items)       $350            $362

Unusual items                                             -               -
                                                      ------          ------
     Total EBIT                                       $  350          $  362
                                                      ------          ------

Interest Expense                                         122              66
Tax Expense                                               96             100
                                                      ------          ------
     Net Income                                         $132            $196
                                                      ------          ------

Consolidated EBIT of $350 million decreased 3 percent in the first quarter of 1999, compared with $362 million in the first quarter of 1998 primarily because of increases in SG&A expenses, technological expenses, and increased amortization costs, which more than offset increased sales. SG&A expenses and technological expenses increased in the first quarter of 1999 compared with expenses in the year-ago quarter because of increased expenses in the Pharmaceuticals and Agricultural Products segments. The increase in selling expenses for Pharmaceuticals was caused mainly by increased spending associated with the Jan. 1999 launch of Celebrex(R) arthritis treatment in the United
States. SG&A expenses for the Agricultural Products segment increased in quarter-to-quarter comparisons because of the inclusion in 1999 of SG&A expenses from the acquired seed companies. Technological expenses for Pharmaceuticals grew as new product candidates continued to move through the final, more expensive stages of the research and development approval process. Technological expenses for the Agricultural Products segment grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies.

Amortization of intangible assets increased in the first quarter of 1999 principally because of the increase in intangible assets related to seed company acquisitions made in 1998. The decline in other income was because first quarter 1999 results no longer include the equity income of DEKALB, which is now included in consolidated results; and higher foreign currency exchange losses. The increase in interest expense in quarter-to-quarter comparisons was caused by a higher debt level during the first quarter of 1999 vs. the comparable prior-year quarter.

Agricultural Products Segment

Agricultural Products segment EBIT (excluding unusual items) decreased $25 million, or 8 percent, in the first quarter of 1999, compared with $306 million in the first quarter of 1998 because increased sales were more than offset by increases in SG&A expenses, bad debt expense, and incremental amortization costs. SG&A and technological expenses rose primarily because of the inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives. Bad debt expense increased because of the continued deterioration of economic conditions in Latin America and eastern Europe. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1998.

Net sales for the Agricultural Products segment increased $328 million, or 31 percent, in the first quarter of 1999, largely because of the inclusion of sales from seed companies acquired in 1998, and because of higher licensing revenues from crops developed through biotechnology, principally Roundup Ready(R) soybeans. Sales for the family of Roundup(R) herbicides in the first quarter of 1999 also were higher when compared with sales in the first quarter of 1998, as increased volumes more than offset price reductions announced in 1998. Roundup(R) volumes increased vs. first-quarter 1998 volumes with increased usage of conservation tillage in the United States, and favorable weather conditions in Asia-Pacific and the southern region of North America when compared with the same period a year ago. The favorable weather is expected to affect the timing of 1999 sales, but not the overall volume, as sales that would have been expected to occur later in the planting season occurred in the first quarter. The recovery in certain southeast Asia economies also positively affected Roundup(R) sales volumes, but this was offset by a decline in Brazil related to a weakened economy.

Nutrition and Consumer Products Segment

EBIT (excluding unusual items) for the Nutrition and Consumer Products segment in the first quarter of 1999 decreased $43 million, or 52 percent, vs. the comparable 1998 period because of the loss of sales associated with the divestment of the Ortho(R) lawn-and-garden products business. The sales decline was partially offset by a decline in SG&A expenses principally because of cost eliminations associated with the divested Ortho(R) lawn-and-garden products business.

Quarterly net sales for the Nutrition and Consumer Products segment declined 21 percent from sales in the year-ago quarter primarily because of the Jan. 1999 divestiture of the Ortho(R) lawn-and-garden products business and lower sweetener sales. Sales of NutraSweet(R) brand sweetener, declined because of timing shifts in bulk aspartame shipments to customers. Sales of Roundup(R) lawn-and-garden products to U.S. retailers and European tabletop sales were strong vs. the comparable quarter.

Pharmaceuticals Segment

EBIT (excluding unusual items) for the Pharmaceuticals segment increased $66 million in quarter-to-quarter comparison primarily because of the strong product launch of Celebrex(R) arthritis treatment. For comparative purposes, first quarter 1998 included $100 million of revenue related to the co-promotion of Celebrex(R). SG&A expenses rose primarily because of increased spending associated with the Celebrex(R) product launch, which included co-promotion payments for the first quarter of 1999. Technological expenses grew to support several late stage new product candidates, clinical studies for launched products, and close-out expenses associated with discontinuation of clinical trials for the fibans research program.

Net sales for the Pharmaceuticals segment increased $293 million, or 55 percent, in the first quarter of 1999, primarily because of the strong product launch of Celebrex(R). Sales of Arthrotec(R) and Daypro(R) arthritis treatments also were higher when compared with sales in the first quarter 1998, despite market share shifts toward Celebrex(R). Sales of Ambien(R) short-term treatment for insomnia increased in the first quarter of 1999 when compared to first quarter 1998, because of lower purchasing by drug wholesalers in the first quarter of 1998 following Dec. 1997 price increases.

Corporate and Other Segment

Corporate and Other segment EBIT (excluding unusual items) decreased $10 million, or 26 percent, in the first quarter of 1999 when compared with the first quarter of 1998 because of business divestments. Net sales for the Corporate and Other segment decreased $38 million, or 70 percent, in the first quarter of 1999, largely because of the 1998 disposal of the Orcolite(R) and Diamonex(R) businesses.

Segment EBITDA (excluding unusual items)

Business  segment  earnings  before  interest  expense,   taxes,   depreciation,
amortization (EBITDA) excluding unusual items for the three months ended March 31, 1999 and 1998, was as follows:

                                             EBITDA (excluding unusual items)
                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                  1999       1998
                                                ------     ------
Agricultural Products                             $396       $384
Nutrition and Consumer Products                     65        111
Pharmaceuticals                                    113         41
Corporate and Other                               (35)       (37)
                                             ---------    -------
     EBITDA (excluding unusual items)           $  539     $  499
                                                ------     ------

Interest Expense                                   122         66
Tax Expense                                         96        100
Amortization Expense                                93         59
Depreciation                                        96         78
Unusual Items                                       -          -
                                              --------   --------
     Net Income                                   $132       $196
                                                 -----      -----

EBITDA (excluding unusual items) for Monsanto was $539 million, an increase of 8 percent over the same period a year ago, reflecting increased net sales offset by increased SG&A expenses and technological expenses. On a segment basis, Pharmaceuticals EBITDA (excluding unusual items) increased $72 million when compared with the same period a year ago primarily because of the strong product launch of Celebrex(R). Agricultural Products segment EBITDA (excluding unusual items) increased $12 million in the first quarter of 1999 when compared with the first quarter of 1998 primarily because of the inclusion of the seed company acquisitions made in 1998. Nutrition and Consumer Products segment EBITDA (excluding unusual items) decreased $46 million, or 41 percent, when compared with the same period a year ago primarily because of the divestiture of the Ortho(R) lawn-and-garden products business.

Financial information for the quarter should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

Changes in Financial Condition -- March 31, 1999 Compared with Dec. 31, 1998

Working capital as of March 31, 1999, decreased 2 percent, to $2,092 million from $2,138 million as of Dec. 31, 1998, primarily because of higher short-term debt and seasonal decreases in Agricultural Products' inventories, partially offset by seasonal increases in trade receivables. Accounts payable decreased by $460 million, or 50 percent, primarily because of payments made to seed growers in the first quarter of 1999. The current ratio was 1.5 as of both March 31, 1999 and as of year-end 1998. The percent of total debt to total capitalization increased to 63 percent as of March 31, 1999 compared with 60 percent as of Dec. 31, 1998 because of the increase in short-term debt to fund the seasonal need of the Agricultural Products segment.

Operating activities used a net $1,002 million of cash in the first quarter of 1999, compared with $511 million of net cash used in operations during the same period in 1998. The increase in cash used in operations resulted primarily from the inclusion of seed companies acquired in 1998 coupled with the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment. For comparative purposes, cash used in operations for the first quarter of 1998 decreased by the collection of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first quarter of 1999 provided $120 million of cash compared with a use of cash of $149 million in the comparable prior-year quarter. Investing activities for the 1999 period included the divestment of the Ortho(R) lawn-and-garden business for $340 million. Cash provided by financing activities in the first quarter 1999 was $894 million compared with $643 million in the same period a year ago. Financing activities include the net increase in short-term financing of $870 million for the three months ended March 31, 1999, which was primarily used to fund Agricultural, Products' higher seasonal working capital levels and Pharmaceutical's launch of Celebrex(R).

The company had previously announced its plan to divest certain businesses that are no longer critical to its life sciences strategy. These divestitures, including those recently completed or announced, are currently expected to generate approximately $1.5 billion to $2 billion pre-tax.

Company Prepares for Year 2000

Beginning in 1996, the company initiated the Global Year 2000 program (the "Y2K program") to ensure that its business would not be adversely affected by the inability of many existing computer systems to distinguish between the year 1900 and the year 2000. The Y2K program covers all company sites in all world areas.

Description and Status of the Y2K Program

Internal Systems. The company's Y2K program encompasses all internal systems including conventional information technology ("IT") business applications, IT infrastructure and embedded systems. Embedded systems include process control and manufacturing, and laboratory automation systems, as well as, site-specific facility management systems, such as elevator service and heating and cooling systems. The remediation process applied to each area consists of four-steps:
Identification of the systems or components that need to be replaced or fixed; assessment of the extent of the work required (internal investigation or research with vendor or manufacturer); prioritization of the work; and successful completion of the required remediation activity. The company remains on track to achieve the target date for completion of all remediation work for Internal Systems, which is the third quarter of 1999.

The following summarizes the status of the Y2K program with respect to internal systems:

IT Applications Portfolio:
                                                                                          As of March 31, 1999
                                                                                          --------------------
Number of applications identified                                                               1,310
         Applications assessed for Y2K compliance                                                100%
         Applications compliant                                                                   66%
         Applications to be remediated through replacements and upgrades                          17%
         Anticipated retirements                                                                   3%
         Applications at various stages of renovation, redevelopment or testing                   14%

IT Infrastructure Products:
                                                                                          As of March 31, 1999
                                                                                          --------------------
Number of products identified                                                                     530
         Products researched for compliance                                                      100%
         Products compliant                                                                       56%
         Products requiring remediation with minor upgrades                                       10%
         Non-compliant products requiring remediation or retirement                               34%

Embedded Systems:
                                                                                         As of March 31, 1999
                                                                                         --------------------
Number of process control products identified                                                   7,630
         Products successfully researched for compliance                                          99%
Number of process control items in use                                                         16,209
         Items compliant, remediated, or risk eliminated                                          69%
Number of laboratory automation products identified                                             5,383
         Products successfully researched  for compliance                                         74%
Number of laboratory automation items in use                                                   14,250
         Items compliant, remediated, or risk eliminated                                          72%
Number of site facilities products identified                                                     696
         Products successfully researched  for compliance                                        100%
Number of site facilities items in use                                                          1,086
         Items compliant, remediated, or risk eliminated                                          71%
Number of products in newly acquired businesses                                                 3,489
          Products successfully  researched for compliance                                        40%
Number of items in use                                                                          8,858
          Items compliant, remediated, or risk eliminated                                         37%

Suppliers. The company has contacted its major suppliers to assess their preparations for the Year 2000. More than 650 key corporate suppliers have been identified and contacted in addition to numerous suppliers critical to individual locations. Approximately 70 percent of the company's key corporate suppliers have been identified as likely to be Y2K compliant. The status of the remaining 30 percent of these key suppliers is of concern and further action is being taken by managers responsible for these suppliers or supplier contracts. Where appropriate, company representatives may conduct an in-depth investigation of a particular supplier's ability to be compliant and site visits may be made.

Contingency Plans. The company's contingency plans are continuously evolving as it proceeds with the Y2K program. The company began a major initiative in Nov. 1998 in this area with the establishment of the Y2K Business Continuity Team. Continuity plans have been prepared in critical functional areas throughout the company and are currently being consolidated into comprehensive plans around key business sectors. These plans include cost analysis, testing, failure response, safety, procedures, communications, among other items. Senior management periodically reviews these business-level continuity plans to ensure Monsanto's supply chain has identified relevant risks and have planned accordingly. Where a supplier's performance is in doubt, the company's contingency plans may include the stockpiling of raw materials or a switch to a different supplier. The company will increase testing of Pharmaceuticals and Nutrition and Consumer products as the Year 2000 nears and may also increase production of critical product inventory.

Costs
-----

The company continues to evaluate the estimated costs associated with Y2K compliance based on actual experience. The total cost is currently projected at about $35 million, with approximately $19.5 million expended through March 31, 1999. Such costs encompass only the company's Y2K remediation efforts and do not include expenses such as overtime wages, additional warehouse space or increased finance costs which may be incurred upon implementation of the company's contingency plans. The company does not expect the costs associated with its Year 2000 efforts to be materially adverse to the company's business operations, financial position, profitability or liquidity.

Risks
-----
The company believes that the Y2K program follows both prudent and best demonstrated practices (including contingency planning) and makes use of appropriate internal and external skills at the proper level and in the proper amount to minimize the impact of any failures. However, since the Year 2000 problem is unprecedented in scope or complexity, no complete assurance of risk avoidance can be given. In the company's case, failure to correct a material Year 2000 problem could result in lost profits or breach of contract claims in the event the company is unable to deliver its products pursuant to the terms of its agreements or such products fail to meet contract specifications as well as claims for personal injury or property damage at its facilities. The company may also experience lost revenues in the event any of its customers experience Y2K problems which cause them to order less product from the company or which cause financial difficulties resulting in a breach of their payment obligations to the company.

Readers are cautioned that forward-looking statements contained in this section should be read in conjunction with the company's disclosures under the heading "Disclosure of Forward-Looking Statements."

Euro Conversion

On Jan. 1, 1999, more than two-thirds of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro as common legal currency. During the transition period from Jan. 1, 1999 until June 30, 2002, both the existing sovereign currencies of the participating countries and the euro will be legal currency. Beginning July 1, 2002, the existing sovereign currencies of the participating countries will no longer be legal tender for any transactions.

In Sept. 1997, Monsanto formed a cross-functional team which has been addressing issues associated with the euro conversion. Since Jan. 1, 1999, the company has been able to engage in euro-denominated transactions and is legally compliant with respect to the euro. Monsanto expects to have all affected information systems fully converted by Apr. 2001. Monsanto does not expect the euro conversion to have a material effect on its competitive position, business operations, financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Monsanto is exposed to market risk, including changes in interest rates, currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. Monsanto does not hold or issue derivative financial instruments for trading purposes. For more information about how Monsanto manages specific risk exposures, see the currency translation note, the inventory valuation note, and the long-term debt note in Notes to Financial Statements in Monsanto's annual report for the year ended Dec. 31, 1998 ("1998 Annual Report"), incorporated by reference in Monsanto's Annual Report on Form 10-K for the year ended Dec. 31, 1998 ("1998 Form 10-K").

The tables under Market Risk Management in the Management's Discussion and Analysis section of the 1998 Annual Report, incorporated by reference in the 1998 Form 10-K, provide information about the Company's derivative instruments and other financial instruments that are sensitive to changes in interest rates, currency exchange rates and commodity prices. There have been no material changes to the information provided in the tables in the 1998 Annual Report and Form 10-K except as noted in the following paragraphs.

Interest rate risk sensitive financial instruments that appeared in the 1998 Annual Report and Form 10-K but were no longer outstanding as of March 31, 1999, included $542 million of short-term, variable-rate debt (denominated in U.S. dollars) and $276 million of short-term, fixed-rate debt (denominated in U.S. dollars). Significant interest rate risk instruments that were not outstanding as of Dec. 31, 1998, but that were outstanding at March 31, 1999, included (all denominated in U.S. dollars): $1,355 million of short-term, variable-rate debt with an average interest rate of 4.97 percent due 1999; and $252 million of short-term, fixed-rate debt with an average interest rate of 7.24 percent, due 1999. The fair value of these instruments approximated their book values at March 31, 1999. The total $1,816 million of long-term, variable-rate debt outstanding at March 31, 1999, included $1,000 million of commercial paper that is assumed to be renewed through 2001, when Monsanto's $1,000 million credit facility expires.

The instruments in the table of significant currency exchange rate risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding at March 31, 1999. As of March 31, 1999, the following significant forward contracts were outstanding (all expected to mature by Dec. 31, 1999): sales of Brazilian real with a notional amount of $70 million and an average exchange rate of 1.28 Brazilian real per U.S. dollar; sales of Canadian dollars with a notional amount of $202 million and an average exchange rate of
1.5169 Canadian dollars per U.S. dollar; sales of British pounds with a notional amount of $384 million and an average exchange rate of 0.615 British pounds per U.S. dollar; sales of European Euro with a notional amount of $169 million and an average exchange rate of 0.9244 European Euro per U.S. dollar; sales of Australian dollars with a notional amount of $55 million and an average exchange rate of 1.5876 Australian dollars per U.S. dollar; sales of Polish zlotys with a notional amount of $26 million and an average exchange rate of 3.99 Polish zlotys per U.S. dollar; purchases of Japanese yen with a notional amount of $39 million and an average exchange rate of 120.54 Japanese yen per U.S. dollar; sales of South African rand with a notional amount of $30 million and an average exchange rate of 6.27 South African rand per U.S. dollar; sales of Czech koruny with a notional amount of $6.8 million and an average exchange rate of 35.64 Czech koruny per U.S. dollar; sales of Mexican pesos with a notional amount of $11 million and an average exchange rate of 9.77 Mexican pesos per U.S. dollar; and sales of Philippine pesos with a notional amount of $5 million and an average exchange rate of 39.80 Philippine pesos per U.S. dollar. The fair market values of these contracts approximated the notional amounts as of March 31, 1999.

The instruments in the table of significant commodity price risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding as of March 31, 1999. As of March 31, 1999, the following significant commodity price risk sensitive instruments were outstanding: purchased soybean futures contracts totaling $118.8 million (21.6 million bushels at a weighted average price per bushel of $5.49) with a fair value of $108.2 million, purchased corn futures contracts totaling $8.8 million (3.7 million bushels at a weighted average price per bushel of $2.39) with a fair value of $8.9 million, and sold lean hogs futures contracts totaling $21.1 million (0.4 million per hundred weight with a weighted average price per hundred weight of $52.51) with a fair value of $20.6 million.

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

As described in the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs alleged an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, settled the federal class action case. Trial of the federal class action case commenced on Sept. 14, 1998. On Nov. 30, 1998, Searle and its co-defendants received a verdict for the defense and all claims were dismissed. On Jan. 4, 1999, the class plaintiffs filed a notice of appeal with the U. S. Court of Appeals for the Seventh Circuit. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. While many of these suits have been settled, suits remain pending in a number of states including California, Alabama and North Dakota.

As described in the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, in 1997 the Company commercially introduced corn containing a gene providing glyphosate resistance. On Nov. 20, 1997, Rhone Poulenc Agrochimie S.
A.  ("Rhone  Poulenc")  filed  suit in U. S.  District  Court in North  Carolina
(Charlotte) against the Company and DEKALB (now a subsidiary of the Company) alleging that a 1994 license agreement (the "1994 Agreement") between DEKALB and Rhone Poulenc was induced by fraud stemming from DEKALB's nondisclosure of a research report involving testing of plants to determine glyphosate tolerance. Rhone Poulenc also alleged that neither DEKALB nor Monsanto has a right to license, make or sell products using Rhone Poulenc technology for glyphosate resistance under the terms of the 1994 Agreement. On Apr. 5, 1999, the trial court rejected Rhone Poulenc's claim that the contract language did not convey a license but found that a disputed issue of fact existed as to whether the contract was obtained by fraud. Jury trial of the fraud claims ended Apr. 22, 1999, with a verdict for Rhone Poulenc and against DEKALB. Monsanto was dismissed from the trial prior to verdict since it was not involved in the inducement allegation and was involved in the case only due to the fact that in 1996, DEKALB sublicensed to Monsanto certain technology previously licensed by Rhone Poulenc. The jury awarded $15 million in actual damages for "unjust enrichment" and $50 million in punitive damages. DEKALB has filed motions with the trial court to set aside the damage award. DEKALB has meritorious grounds to overturn the jury verdict and has filed a Motion for Judgment as a Matter of Law to overturn the jury verdict. The trial was bifurcated to allow claims against DEKALB and Monsanto for patent infringement and misappropriation of trade secrets to be tried commencing May 17, 1999, before a different jury. On May 6, 1999, the District Court dismissed Monsanto from all remaining claims and granted Monsanto's motion for summary judgment holding that Monsanto was a bona fide purchaser which retained all license rights to the Rhone Poulenc technology notwithstanding the prior verdict against DEKALB. The Court concurred that Monsanto was not liable for trade secret or patent infringement claims since Monsanto obtained its license from DEKALB without any knowledge of the claims that allegedly gave rise to the jury verdict against DEKALB. DEKALB is continuing to defend the litigation and maintains that they remain licensed to use the Rhone Poulenc technology notwithstanding the verdict or any subsequent action that may occur to rescind the 1994 license between Rhone Poulenc and DEKALB. In addition to the claim of license, DEKALB believes that they have other meritorious defenses to the patent and trade secret allegations, including patent invalidity and absence of trade secret status due to Rhone Poulenc's own public disclosure of the alleged trade secret. DEKALB will vigorously appeal the verdict to the Federal Circuit and the will assert its meritorious defenses to all remaining claims in the litigation and will vigorously seek to avoid further claims of liability, the possible entry of injunctive relief and will seek to overturn by appeal any judgment entered in the lawsuit.

As described in the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, the Company and/ or DEKALB is the plaintiff in various legal actions involving Bt technology or associated gluphosinate tolerance or corn transformation patents. The most significant of the DEKALB-initiated actions have been filed in U.S. District Court for the Northern District of Illinois and allege infringement of one or up to five of DEKALB's biotechnology related patents. The DEKALB patents involved are U.S. patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis
(Bt) insecticidal proteins, U.S. patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. patent no. 5,550,318 directed to transgenic corn plants containing a bar or pat gene. In each such case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. No trial date has been established in the litigation but a hearing to construe certain of the patent claims in the cases filed in the U.S. District Court for the Northern District of Illinois is scheduled to commence May 25, 1999, before the special master. Lawsuits were initially filed on Apr. 30, 1996, against Pioneer Hi-Bred International, Inc., Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. A similar lawsuit was filed against Northrup King Co. on June 10, 1996. In addition, DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, and filed against several Hoechst Schering AgrEvo GmbH entities on Aug. 27, 1996. All lawsuits related to patent No. 5,550,318 have been stayed pending resolution to an interference proceeding involving that patent at the U.S. Patent and Trademark Office. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. Monsanto has filed a motion for judgment as a matter of law to overturn the jury verdict and will continue to litigate vigorously its position in the matter.

As described in the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, on July 30, 1998, Monsanto was served with a lawsuit filed in United States District Court in Delaware by Zeneca Inc. ("Zeneca"). The complaint alleged that Monsanto violated Sections 3, 4 and 16 of the Clayton Act and Sections 1 and 2 of the Sherman Act and sought treble damages. In addition to the antitrust allegations, the complaint sought a declaration that certain United States patents assigned to Monsanto (U.S. Patent Nos. 4,940,835; 5,352,605; 4,535,060) were invalid, unenforceable or not infringed by Zeneca. The complaint also asserted a claim for tortious acts of unfair competition with prospective economic advantage. The allegations in the complaint centered on Monsanto's technology related to Roundup Ready(R) seed and marketing activity associated with soybeans. The complaint asserted that Zeneca would be precluded in its ability to sell a herbicide with respect to which it is seeking registration for use in application over Roundup Ready(R) seed. Regulatory approval of this Zeneca herbicide has not occurred. On Aug. 12, 1998, the complaint was amended, adding Pioneer Hi-Bred International, Inc. ("Pioneer") as a plaintiff. Pioneer sought a declaratory judgment that it did not breach its license agreement with Monsanto by providing Roundup Ready(R) soybean seed to Zeneca for testing. The complaint was also amended to add an additional claim for relief by Zeneca, seeking a declaratory judgment that its obtaining the Roundup Ready(R) soybean seed from Zeneca was not improper. Under an agreement announced March 18, 1999, the parties agreed to dismiss this lawsuit and the litigation was dismissed on March 23, 1999.

As described in the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, on Feb. 4, 1999, Pioneer Hi-Bred International Inc. ("Pioneer") filed suit against Monsanto Company, (Civil Action No. 4-99-CV-90063) in U.S. District Court for the Southern District of Iowa. The suit seeks equitable relief and jury trial, and alleges that Monsanto misappropriated trade secrets through the acquisition and purchase of certain international seed operations of Cargill International ("Cargill"). Pioneer alleges that Cargill's employees misappropriated (via theft) germplasm belonging to Pioneer's corn seed business and then bred the Pioneer germplasm into the corn lines of Cargill. A related lawsuit, Civil Action No. 4-98-CV-90576 has been filed by Pioneer against
Cargill. On Feb. 2, 1999, a joint statement issued by Pioneer and Cargill indicated that a former Cargill employee may have misappropriated technology of Pioneer and that efforts were underway between those Companies to resolve this issue. Monsanto purchased the Cargill seed operations pursuant to the warranty and representation of Cargill's parent that all intellectual property and seed lines were the property of the business and not any third party. Discussions between the parties are underway to ascertain the scope of the seed lines that may be affected by the allegations of misappropriation and the relationship of the facts to the various warranties and representations issued to Monsanto. Monsanto has denied that it is liable for damages from its unknowing acquisition of the business and has numerous meritorious defenses against liability including its status as a bona fide purchaser and will vigorously defend this action and may assert claims for indemnity, breach and other causes against Cargill. In the lawsuit Pioneer seeks the return of its alleged trade secrets, injunction against Monsanto's further use of the material, an accounting and damages for any sales of the misappropriated material and other relief. On Oct. 28, 1998, two related lawsuits were filed in U.S. District Court in Iowa: one against Asgrow Seed Company, L.L.C., a subsidiary of the Company (No. 4-98-CV-70577); and the other against DEKALB (since acquired by the Company) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm. A hearing was held May 5, 1999, on defendants' motions to dismiss on the basis that the claims of Pioneer are preempted by federal law (the Plant Variety Protection Act) which expressly permits the activities of breeding and research with germplasm sold in commerce. No ruling on the motion has been issued. The defendants have various meritorious defenses including preemption, laches, statute of limitations, lack of trade secrets, ownership of the germplasm, bona fide purchaser status and other defenses.

Other information with respect to legal proceedings appears in the Company's Report on Form 10-K for the year ended Dec. 31, 1998.

Item 5.  OTHER INFORMATION

Disclosure  Regarding  Forward Looking  Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Monsanto believes it's in the best interest of its shareowners to use these provisions in discussing future events. Forward-looking statements include Monsanto's plans for growth; the potential for the development, regulatory approval, and public acceptance of new products; and other factors that could affect Monsanto's future operations or financial position. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

Monsanto's ability to achieve its goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause the anticipated performance and results of the company to differ materially from those described or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Factors Affecting the Agricultural Products Segment

Roundup Generic Competition: The family of Roundup(R) herbicides is a major product line for Monsanto's Agricultural Products segment. These herbicides are likely to face increasing competition from generic products. Patents protecting Roundup(R) in several countries expired in 1991. Compound per se patent protection for the active ingredient in Roundup(R) herbicide expires in the United States in Sept. 2000. Monsanto believes that it can compensate for increased generic competition both within and outside the United States and continue to increase revenues and profits from Roundup(R) through a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

Marketing Strategy. Monsanto expects to increase Roundup(R) sales by focusing on brand premiums, providing unique formulations and services, offering integrated seed and biotech solutions through cross selling and the growth and introduction of Roundup Ready(R) crops, and continuing to encourage the practice of conservation tillage. In addition, Monsanto will seek to enter into strategic agreements to supply glyphosate to other herbicide producers. The success of the company's Roundup(R) marketing strategy will depend on the continued expansion of conservation tillage practices and the company's ability to realize and promote cost and production benefits of its product packages, introduce new Roundup Ready(R) crops and economically produce glyphosate in sufficient quantities to allow it to market to such producers.

Pricing Strategy. Monsanto recently significantly reduced the price of Roundup(R) in the United States. This price elasticity strategy is expected to result in increased demand for Roundup(R) in the United States because the lower prices will make Roundup(R) more economical, encouraging both new uses of the product and expansion of the number of acres treated. Monsanto's experience in numerous markets worldwide has been that price reductions have stimulated volume growth. However, the volume increases in the other countries also may have been influenced by a variety of other factors, such as weather; the increased use of conservation tillage practices; development of other new markets or applications for Roundup(R); launch of new products including Roundup Ready(R) crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends in one country may or may not be duplicated in other world areas. As a result, Monsanto's experience with price elasticity in markets outside the United States may or may not be replicated in the United States.

Production Cost Decreases. Monsanto also believes that increased volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of Roundup(R).

Realization and Introduction of New Biotech Products: The company's ability to develop and introduce to market new agricultural biotech products, including new Roundup Ready(R) crops, will be dependent, among other things, upon the availability of sufficient financial resources to fund research and development needs, demonstrated product effectiveness, the company's ability to develop, purchase or license required technology, the existence of sufficient distribution channels and the acceptance and competition factors discussed below.

Governmental and Consumer Acceptance: The commercial success of agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. Monsanto continues to work with consumers, customers and regulatory bodies to encourage understanding of nutritional and agricultural biotechnology products. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. For instance, France has instituted a moratorium on the planting of certain genetically modified seeds, and consumer groups have brought lawsuits in various countries seeking to halt industry activities with respect to products developed through biotechnology. Some countries also have labeling requirements. In some markets, because these crops are not yet approved for import, growers in other countries may be restricted from introducing or selling their grain. In these cases, the grower may have to arrange to sell the grain only in the domestic market or to use the grain for feed on his or her farm. The market success of Monsanto's products developed through biotechnology could be delayed or impaired in certain geographical areas because of such factors.

Technological Change and Competition: A number of companies are engaged in plant biotechnology research. Technological advances by others could render Monsanto's products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. Monsanto believes that competition will intensify, not only from agricultural biotechnology firms but from major agrichemical, seed and food companies with biotechnology laboratories. Some of Monsanto's agricultural competitors have substantially greater financial, technical and marketing resources than Monsanto does.

Successful Integration of Recent Transactions: Monsanto has made significant acquisitions, mergers and joint ventures involving seed, agricultural biotechnology and grain processing companies. These transactions are designed to strengthen Monsanto's capability to bring important new life sciences products to customers worldwide, and to contribute to the company's long-term growth. The Delta and Pine Land Co. (D&PL) transaction is subject to regulatory approval and other customary conditions. It is anticipated that the pending D&PL transaction, when final, and the recently completed acquisitions of DEKALB Genetics Corp., Plant Breeding International Cambridge, and certain international seed operations of Cargill Inc., will significantly dilute Monsanto's financial results for the next several years. Long term, Monsanto must integrate these companies into its business to realize projected synergies and to provide the distribution channels necessary to quickly and efficiently launch new products. It must also fit such acquisitions, mergers and joint ventures into its growth strategy to generate sufficient value to justify their cost. Mergers, acquisitions, and joint ventures also present other challenges, including geographical coordination, personnel integration, and the reconciliation of corporate cultures. This integration could cause a temporary interruption of or loss of momentum in Monsanto's business and the loss of key personnel from the acquired company. There can be no assurance that the diversion of management's attention to such matters or the delays or difficulties encountered in connection with integrating these operations will not have an adverse effect on Monsanto's business, results of operations, or financial condition.

Planting Decisions and Weather: The company's agricultural products business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and decisions by growers regarding purchases of seed and herbicides. Commodity prices also affect growers' decisions about the types and amounts of crops to plant. All of these factors influence sales of Monsanto's herbicide and seed products.

Factors Affecting the Pharmaceuticals Segment

Ability to Realize Potential of Existing Pipeline Products: Pharmaceutical research and development (R&D) is subject to inherent uncertainty, difficulties and delays. These include, but are not limited to, successful completion of clinical trials and the ability to obtain regulatory approval for the compounds worldwide. Failure to receive government approvals as anticipated could preclude or substantially delay commercialization of products in the company's R&D programs.

Development and Commercialization of New Products and Expansion of Existing Product Uses: The Pharmaceuticals Segment's long-term success will depend in great part on its ability to commercialize new products (including second generation products) and to expand the use of its existing products by developing new indications for such products. Such efforts require substantial funding of R&D and, in the case of new products, launch expenses. If Monsanto is unable to earn or borrow sufficient resources to fund such expenses, its ability to develop new products and expand uses of existing products will suffer. Further, the outcome of R&D is inherently difficult to predict. Anticipated results may never materialize, or they may not be promising enough. Even when new pharmaceutical products are marketed, there can be no guarantees of their commercial success. Consumer demand and competitive factors, including the availability and price of treatment alternatives influence sales. In addition, timing is crucial. The results of R&D of new pharmaceutical products are difficult to forecast, and new products must be carefully deployed, with resources sufficient to realize the full value of the products.

Product Liability and Consumer Acceptance: The sale of pharmaceutical products always involves a risk of product liability claims and associated adverse publicity. Substantial damage awards for injuries allegedly caused by the use of pharmaceuticals have been made against certain companies in past years. In addition, unexpected safety or efficacy concerns can arise with respect to marketed products. Whether or not they are scientifically justified, such concerns could lead to product recalls, withdrawals, or declining sales.

Competition: Pharmaceutical research is intense and highly competitive. It is characterized by rapid technological change. Depending on the product involved, competition may be encountered in price, delivery, service, performance, innovation, brand recognition and quality. Many of Monsanto's pharmaceutical competitors have greater research, financial, marketing and other resources than Monsanto does. Some of Monsanto's trademarked pharmaceutical products also face increasing pressures from producers of lower-priced generic products and from new products entering the marketplace. Finally, as the company introduces new products intended for use in the treatment of the same conditions as existing Monsanto products, sales of such existing products may suffer.

Pricing: Managed care groups, health care organizations and government agencies worldwide actively seek discounts and lower prices on pharmaceutical products. Monsanto's challenge is to provide overall economic benefits to health care providers and negotiate prices for specific products that will allow it to profit at acceptable levels.

Factors Affecting the Nutrition and Consumer Products Segment

Monsanto's Nutrition and Consumer Products Segment faces many challenges similar to those faced by the Agricultural Products and Pharmaceuticals Segments. These challenges include increased competition from generic substitutes for its aspartame-based tabletop and ingredient sweeteners, rapid technological changes, the ability to realize the potential of its pipeline products, the development of new products, and the ability to negotiate favorable pricing terms with its major customers. Each of these challenges is subject to risks and uncertainties comparable to those described above.

Factors Affecting All Segments

Financial Requirements: Monsanto's recent acquisitions will require a significant commitment of the company's financial resources. In addition, new technological innovations generally require a significant investment for R&D and product launch. Lack of funds for investment in these areas could hinder the company's ability to make technological innovations and to introduce and distribute new products. Monsanto expects to generate the required capital by increasing the revenues of its core businesses, by seeking sufficient outside financing and by containing costs. The company's ability to do so will depend upon a variety of specific factors listed elsewhere in this report and upon capital market conditions generally.

Intellectual Property: Monsanto has devoted significant resources to obtaining and maintaining patent protection worldwide for its products. It seeks to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Monsanto's patents and trademarks are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments. Intellectual property positions are becoming increasingly important within the agricultural biotechnology and pharmaceutical industries, as products developed through biotechnology become a larger part of the product landscape.

Monsanto generally relies upon patent and trademark laws worldwide to establish and maintain its proprietary rights in its technology and products. There is some uncertainty about the value of available patent protection in certain countries outside the United States. Moreover, the patent positions of biotechnology and pharmaceutical companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States are kept secret: outside the United States, patent applications are published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to the company. That could decrease the value of similar technologies under development at Monsanto. Because of this rapid pace of change, some of the company's products may unknowingly rely on key technologies developed by others. If that occurs, the company must obtain licenses to such technologies in order to continue to use them.

Certain of Monsanto's germplasm and other genetic material, patents, and licenses are currently the subject of litigation and additional future litigation is anticipated. Although the outcome of such litigation cannot be predicted with certainty, Monsanto will continue to defend and litigate its positions vigorously. The company believes it has meritorious defenses and claims in the pending suits.

Markets Outside the United States: Sales outside the United States made up approximately 45 percent of the company's 1998 revenues and Monsanto intends to continue to actively explore international sales opportunities. Challenges the company may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. In particular, the decline in the Southeast Asia and Brazilian economies may, if not reversed, adversely affect future income. Also, future sales may decrease because the decline in such economies could cause customers to purchase fewer goods in general, and also because imported Monsanto products could become more expensive for customers to purchase in their local currency.

Joint Ventures and Alliances: The company plans to continue to frequently explore the potential benefits of possible strategic alliances and joint ventures. Such arrangements can help speed the development and commercialization of new products or assist in product distribution and marketing. However, despite its efforts, the company may be unable to reach agreement with third parties with whom it desires to enter into a joint venture or other alliance.

Restructuring: Monsanto has announced an aggressive plan to restructure its business, including the elimination of a number of employment positions and the divestiture of certain non-strategic assets. The inherent uncertainty related to a restructuring, and the resulting increased demands on certain employees, could cause a temporary interruption of or loss of momentum in Monsanto's business. In addition, the success of the company's divestiture plan will depend on its ability to negotiate acceptable sales prices for such assets which is in turn largely dependent on the long-term prospects and strategic value of the divested businesses and the availability of a buyer with sufficient financial resources.

Year 2000 Readiness: The dates on which Monsanto believes the Year 2000 (Y2K) Program will be completed are based on management's best estimates, which include numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Factors that may cause delays in the Y2K Program or increased costs in connection with it include, but are not limited to, the continued availability and cost of experts trained in these areas, the ability to locate and correct all relevant computer code and embedded systems, and the success of similar programs conducted by suppliers and other third parties.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - See the Exhibit Index.


(b) Reports on Form 8-K during the quarter ended March 31, 1999:

              A Form 8-K/A was filed Feb. 8, 1999, in connection with the acquisition of DEKALB Genetics Corporation ("DEKALB"), disclosing financial statements of DeKalb together with related reports of Independent Public Accounts, and pro forma financial information.

              A Form 8-K was filed March 1, 1999, in connection with the fourth quarter 1998 press release announcing the company's fourth quarter and full year 1998 financial results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   MONSANTO COMPANY
                                                -----------------------
                                                     (Registrant)




                                                   RICHARD B. CLARK
                                                 ----------------------
                                              Vice President and Controller
                                             On behalf of the Registrant and
                                             as Principal Accounting Officer)




Date:      May 17, 1999

                                  EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------

     2                     Omitted - Inapplicable

     3                     Omitted - Inapplicable

     4                     Omitted - Inapplicable

     10 Form of Non-Qualified Purchased and Year 2000 Premium Stock Option Certificate

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