Form 10-Q
period 1999-06-30
MONSANTO CO
filed 1999-08-16
CIK 67686

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

                  For the quarterly period ended June 30, 1999

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

YES X   NO
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Class                                       June 30, 1999
                  -----                                       --------------
         Common Stock, $2 par value                         633,709,156 shares


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998, the Statement of Consolidated Financial Position as of June 30, 1999 and December 31, 1998, the Statement of Consolidated Cash Flow for the six months ended June 30, 1999 and six months ended June 30, 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's 1998 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" means diluted earnings per share. In tables, all dollars are in millions, except per share data.

Throughout this quarterly filing, "EBITDA (excluding unusual items)" is net earnings (loss) before income taxes, interest expense, depreciation expense, amortization expense, and excludes the effects of unusual items. There have been no unusual items in 1999; however, net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million for the cost of exiting the company's optical products business, partially offset by a restructuring reserve reversal. EBITDA (excluding unusual items) may not be directly comparable to EBITDA performance measures reported by other companies because it excludes unusual items. Although EBITDA (excluding unusual items) is a financial performance measure commonly used in the financial community, it is not a measure of financial performance under accounting principles generally accepted in the United States. The presentation of EBITDA (excluding unusual items) in this quarterly report is intended to supplement investors' understanding of Monsanto's operating performance and not to replace net income, cash flows, financial position nor comprehensive income as determined in accordance with accounting principles generally accepted in the United States. EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the increases in these two elements of the financial statements resulting from the 1998 acquisitions will not be reflected in EBITDA (excluding unusual items), but will impact net income in future periods.




                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (Dollars in millions, except per share)



                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
Net Sales                                                            $2,586       $2,098            $4,896       $3,817
Costs and Expenses:
Cost of Goods Sold                                                      850          842             1,721        1,492
Selling, General and Administrative Expenses                            726          546             1,393        1,011
Technological Expenses                                                  316          317               669          585
Amortization of Intangible Assets                                        84           70               167          116
Restructuring and Other Special Charges - Net                                        (35)                           (35)
Interest Expense                                                        108           51               204           95
Interest Income                                                          (7)         (12)              (14)         (20)
Other Income (Expense) - Net                                            (24)          (2)               14            1
                                                                   ---------    ---------         --------    ---------
Income from Continuing Operations Before Income Taxes                   533          321               742          572
Income Taxes                                                            207           97               296          182
                                                                    -------     --------           -------      -------
Income from Continuing Operations                                       326          224               446          390
Income from Discontinued Operations, net of taxes of $8,
       $17, $15, and $32 million, respectively                           18           33                30           63
                                                                   --------     --------          --------     --------
Net Income                                                           $  344       $  257            $  476       $  453
                                                                     ------       ------            ------       ------

Basic Earnings per Share:
Continuing Operations                                                $ 0.51       $ 0.37            $ 0.70       $ 0.65
Discontinued Operations                                                0.03         0.06              0.05         0.11
                                                                    -------      -------           -------      -------
Net Income                                                          $ 0.54        $ 0.43           $ 0.75        $ 0.76
                                                                    ------        ------           ------        ------

Diluted Earnings per Share:
Continuing Operations                                                $ 0.50       $ 0.36            $ 0.69       $ 0.63
Discontinued Operations                                                0.03         0.05              0.04         0.10
                                                                    -------      -------           -------      -------
Net Income                                                          $ 0.53        $ 0.41           $ 0.73        $ 0.73
                                                                    ------        ------           ------        ------

Dividends per Share                                                  $ 0.03       $ 0.03            $ 0.06       $ 0.06
                                                                     ------       ------            ------       ------




The accompanying notes are an integral part of the financial statements.



                        MONSANTO COMPANY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)

                                                                                              June 30,          December 31,
                                                                                                1999                1998
                                                                                              -------             -------
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                              $      102           $      78
    Receivables, net of allowances of $143 in 1999 and $87 in 1998                              3,347               2,119
    Miscellaneous receivables and prepaid expenses                                                738                 777
    Deferred income tax benefit                                                                   478                 475
    Inventories                                                                                 1,474               1,702
                                                                                            ---------           ---------
           Total Current Assets                                                                 6,139               5,151
                                                                                            ---------           ---------

Property, Plant and Equipment                                                                   5,298               5,185
Less Accumulated Depreciation                                                                   2,316               2,320
                                                                                            ---------           ---------
    Net Property, Plant and Equipment                                                           2,982               2,865
                                                                                            ---------           ---------
Intangible Assets, net of accumulated amortization                                              4,914               5,281
Other Assets                                                                                    1,155               1,120
Net Assets of Discontinued Operations                                                           1,605               1,847
                                                                                            ---------           ---------
Total Assets                                                                                 $ 16,795            $ 16,264
                                                                                             --------            --------


                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
    Accounts payable                                                                        $     453           $     821
    Accrued liabilities                                                                         2,054               1,845
    Short-term debt                                                                             1,743               1,058
                                                                                           ----------           ---------
           Total Current Liabilities                                                            4,250               3,724
                                                                                           ----------           ---------

Long-Term Debt                                                                                  6,130               6,259
Postretirement Liabilities                                                                        836                 784
Other Liabilities                                                                                 344                 511
Shareowners' Equity:
    Common stock (authorized: 1,000,000,000 shares, par value $2)
           Issued: 846,927,220 shares in 1999 and 1998                                          1,694               1,694
           Additional contributed capital                                                       1,451               1,389
           Treasury stock, at cost (213,218,064 shares in 1999
           and 217,632,240 shares in 1998)                                                     (2,459)             (2,508)
    Reinvested earnings                                                                         5,090               4,652
    Reserve for ESOP debt retirement                                                              (95)               (106)
    Accumulated other comprehensive loss                                                         (446)               (135)
                                                                                           -----------         -----------
           Total Shareowners' Equity                                                            5,235               4,986
                                                                                            ----------          -----------
Total Liabilities and Shareowners' Equity                                                    $ 16,795            $ 16,264
                                                                                             --------            --------



The accompanying notes are an integral part of the financial statements.




                        MONSANTO COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                    ----------------
                                                                                                  1999              1998
                                                                                                  ----              ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                                            $ 446             $ 390
   Add income taxes - continuing operations                                                       296               182
                                                                                                -----           -------
   Income from continuing operations before income taxes                                          742               572

   Adjustments to reconcile to Cash Used in Continuing Operations:
       Income tax refunds (payments)                                                              (45)              (21)
       Items that did not use (provide) cash:
          Depreciation and amortization                                                           342               231
          Restructuring expense (income)                                                                            (35)
          Bad debt expense and other                                                               77                89

       Working capital changes that provided (used) cash:
          Accounts receivable                                                                  (1,347)           (1,273)
          Inventories                                                                             152                11
          Accounts payable and accrued liabilities                                               (352)               63
          Other                                                                                    31              (134)
       Pharmaceutical licensing and product rights sales                                                            207
       Other items                                                                                (44)              107
                                                                                              --------         ---------
Cash Used in Continuing Operations                                                               (444)             (183)
Cash Used in Discontinued Operations                                                             (102)             (111)
                                                                                               --------         --------
Total Cash Used in Operations                                                                    (546)             (294)
                                                                                               --------         --------

Investing Activities:
   Property, plant and equipment purchases                                                       (392)             (363)
   Acquisition of seed companies                                                                  (50)              (68)
   Acquisition and investment payments                                                             (9)              (60)
   Investment and property disposal proceeds                                                      116               126
   Discontinued Operations                                                                        314               (14)
                                                                                               ------          ---------
Cash Used in Investing Activities                                                                 (21)             (379)
                                                                                              --------          --------

Financing Activities:

   Net change in short-term financing                                                             685               456
   Long-term debt proceeds                                                                         22               223
   Long-term debt reductions                                                                     (150)              (68)
   Dividend payments                                                                              (38)              (36)
   Common stock issued under employee stock plans                                                  72                96
                                                                                             --------          --------

Cash Provided by Financing Activities                                                             591               671
                                                                                              -------            ------

Increase (Decrease) in Cash and Cash Equivalents                                                   24                (2)
Cash and cash equivalents beginning of year                                                        78               116
                                                                                              -------          --------
Cash and cash equivalents at end of period                                                      $ 102           $   114
                                                                                                -----           -------


The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $192 million as of June 30, 1999, and $114 million as of June 30, 1998.

The accompanying notes are an integral part of the financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. In 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("D&PL") to merge it with Monsanto. Under terms of the agreement, D&PL shareowners would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of D&PL they hold. Approximately 33 million shares of Monsanto common stock would be issued to D&PL shareowners. Based on Monsanto's closing stock price of $53 1/2 per common share on May 8, 1998, the date of the merger agreement, this would result in a purchase price of approximately $1.8 billion. The merger, already approved by D&PL shareowners, is subject to regulatory approvals and other customary conditions. This transaction will be accounted for as a purchase.

         Also during 1998, Monsanto completed its acquisition of DEKALB Genetics Corporation. ("DEKALB") and acquired Plant Breeding International Cambridge Limited (PBIC) and certain international seed operations of Cargill Incorporated (Cargill). Monsanto accounted for these acquisitions as purchases. The purchase price allocations were based on preliminary assumptions and are subject to revision during 1999, pending final appraisal and valuation studies. Significant components of the current purchase price allocation for the principal acquisitions made during 1998 were to goodwill, $2,997 million; germplasm and core technology, $324 million; trademarks, $206 million; in-process research and development, $402 million; exit costs and employee termination liabilities, ($78) million; inventories and other individually insignificant tangible assets and liabilities, $374 million. The company is continuing to obtain additional information related to intangible assets (primarily germplasm and trademarks), litigation, costs to complete the exit plan for certain activities of the acquired businesses, and inventories. The information necessary to complete the allocation of purchase price is expected to be obtained by the end of the third quarter of 1999.

         Near the end of the second quarter of 1999, Monsanto and Cargill reached an agreement that resolves outstanding issues related to Monsanto's purchase of certain international seed operations of Cargill. As a result, final estimates related to the purchase price allocation to goodwill, inventories and other individually insignificant tangible assets are expected to be completed and adjusted in the third quarter 1999. Any other adjustment to the purchase price allocation for the businesses acquired is not expected to materially impact Monsanto's financial position, results of operations or cash flows.

2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------

         Net Income                                                   $ 344        $ 257             $ 476        $ 453
                                                                      -----        -----             -----        -----

         Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                       (41)         (27)             (317)         (52)
         Unrealized Investment Gains (Losses)                             9          (14)                6            7
                                                                   ---------      -------         ---------    ----------
         Total Other Comprehensive (Loss)                               (32)         (41)             (311)         (45)
                                                                     -------      -------           -------      -------
               Total Comprehensive Income                             $ 312         $ 216            $ 165        $ 408
                                                                      ------        -----            ------       -------

                        MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (continued)

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either Net Income or Other Comprehensive Income, depending on the designated purpose of the derivative. This statement is effective for Monsanto Jan. 1, 2001. Because of the effect of recent acquisitions, Monsanto is reassessing its position and has not yet determined the effect this statement will have on its consolidated financial position or results of operations.

4. Basic earnings per share (EPS) from continuing operations were computed using the weighted average number of common shares outstanding each period (632 million in 1999 and 599 million in 1998). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (16.4 million in 1999 and 25.3 million in 1998). Dilutive potential common shares consist of outstanding stock options. Certain common share equivalents were not included in the computation of diluted earnings per share, because the effect of their exercise or conversion is not dilutive, when based on the average market price of Monsanto common stock for the period. These included approximately 55.3 million of outstanding stock options, which expire through 2008, and 17.5 million Adjustable Conversion-rate Equity Securities (ACES) that include stock purchase contracts exercisable in November 2001.

5. Monsanto's 1998 restructuring plan resulted in the recognition of a reserve liability totaling $280 million (current and long-term) at December 31, 1998. During the second quarter of 1999, 280 employees were severed at a cost of approximately $14 million. Year-to-date severances for 1999 total 810 employees at a cost of $54 million. Cash outflows associated with these separations were charged against the restructuring liability. In addition, Monsanto completed a portion of the facility closures in the first six months of 1999, reducing the restructuring liability by another $18 million.

         Work force reductions and facility closures were behind expectations as of June 30, 1999; however, Monsanto expects to complete the remaining restructuring actions within the originally planned time frame.

                                                          Work force     Facility
                                                           Reduction     Closures        Total
                                                          ----------     --------        -----
         1998 restructuring reserve balance as of
               December 31, 1998                            $  219       $    61       $ 280
         Costs charged against reserves                        (54)          (18)        (72)
                                                            --------     --------      ------
         1998 restructuring reserve balance as of
               June 30, 1999                                $  165       $    43       $ 208
                                                            ------       -------       ------


6.       Components of inventories as of June 30, 1999 and Dec. 31, 1998 were as follows:

                                                                     June 30,                Dec. 31,
                                                                       1999                    1998
                                                                       ----                    ----

                  Finished goods                                   $    673                  $  855
                  Goods in process                                      336                     366
                  Raw materials and supplies                            498                     516
                                                                  ---------               ---------
                  Inventories, at FIFO cost                           1,507                   1,737
                  Excess of FIFO over LIFO cost                         (33)                    (35)
                                                                 -----------              ---------
                  Total                                             $ 1,474                 $ 1,702
                                                                    --------                --------

7. During 1998, a jury verdict was returned against Monsanto in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corp., Agrigenetics Inc., and Mycogen Plant Sciences Inc., claiming that Monsanto delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen Corp. subsequently purchased. The jury awarded $174.9 million in damages. Monsanto has filed an appeal of the verdict, has meritorious defenses and grounds to overturn the award, and intends to vigorously pursue all available means to have this verdict set aside. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict.

         In April 1999, a jury verdict was returned against DEKALB Genetics Corporation (which became a wholly-owned subsidiary of Monsanto during December 1998), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Rhone Poulenc Agrochimie S.A., claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Rhone Poulenc's technology for glyphosate resistance under this agreement. The jury verdict included an award of $50 million in punitive damages. DEKALB has filed a motion to have the damage award set aside and has filed a Motion for Judgment as a Matter of Law to overturn the verdict. DEKALB has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in Monsanto's consolidated financial statements with respect to the award for punitive damages.

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

8. On January 13, 1999, Monsanto announced its intent to sell its alginates business and on July 1, 1999, Monsanto announced its intent to sell its artificial sweetener and biogum businesses. As a result, these businesses have been reclassified as discontinued operations. The company expects to sell these businesses for a gain within the next twelve months. In addition, Monsanto transferred the remaining Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively. Accordingly, the Nutrition and Consumer Products segment is no longer reported and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation.

         Net sales, income and net assets from discontinued operations are as follows:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------

         Net Sales                                                    $ 234        $ 372             $ 469        $ 697

         Income from Discontinued Operations, Before Tax                 26           50                45           95
         Discontinued Operations Income Tax                               8           17                15           32
                                                                   --------     --------            ------       ------
         Income from Discontinued Operations                           $ 18         $ 33              $ 30         $ 63
                                                                     ------        -----             -----        -----


         Net Assets of Discontinued Operations:                As of  June 30, 1999    As of December 31, 1998
                                                               --------------------    -----------------------

         Current Assets                                             $   650                  $1,039
         Non-Current Assets                                           1,290                   1,268
                                                                    -------                   -------
         Total Assets                                                $1,940                  $2,307
                                                                     ------                  ------

         Current Liabilities                                        $   189                    $328
         Non-Current Liabilities                                        146                     132
                                                                   --------                  ------
         Total Liabilities                                          $   335                    $460
                                                                    -------                 -------

         Net Assets of Discontinued Operations                       $1,605                 $ 1,847
                                                                     ------                 -------


         On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigree Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc.


9. Business segment data for the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998 were as follows for net sales, EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Total Monsanto consolidated EBIT includes the effects of unusual items. There have been no unusual items in 1999; however, net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million for the cost of exiting the company's optical products business, partially offset by a restructuring reserve reversal.

                                                                                          Net Sales
                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Agricultural Products                                $1,612       $1,439            $3,069       $2,572
                Pharmaceuticals                                         937          607             1,762        1,139
                Corporate and Other                                      37           52                65          106
                                                                  ---------    ---------         ---------     --------
                Total Net Sales                                      $2,586       $2,098            $4,896       $3,817
                                                                     ------       ------            ------       ------

                                                                                          EBIT
                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Segment  EBIT   (excluding   unusual   items)
                   from   Continuing Operations:
                Agricultural Products                                 $ 505        $ 483             $ 803        $ 818
                Pharmaceuticals                                         212          (15)              290           (2)
                Corporate and Other                                     (76)         (83)             (147)        (136)
                                                                   ---------     --------           -------      -------
                Total segment EBIT (excluding unusual items)            641          385               946          680
                                                                    --------      -------           -------      --------

                Restructuring and Other Unusual Items - Net                          (13)                           (13)
                                                                  ---------      --------        ---------      ---------
                Total EBIT from Continuing Operations                 $ 641        $ 372             $ 946        $ 667
                                                                      -----        ------            ------       -------

                EBITDA (excluding unusual items) from Continuing Operations:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------        ------

                Agricultural Products                                 $ 618        $ 555            $1,030        $ 969
                Pharmaceuticals                                         256           15               369           56
                Corporate and Other                                     (57)         (87)             (111)        (138)
                                                                     -------      -------          --------       ------
                Total EBITDA from Continuing
                   Operations (excluding unusual items)                 817          483             1,288          887
                                                                     -------      -------           ------        ------

                Interest Expense                                        108           51               204           95
                Income Taxes                                            207           97               296          182
                Amortization Expense                                     84           46               167           92
                Depreciation                                             92           52               175          115
                Restructuring and Other Unusual Items - Net                          (13)                           (13)
                                                                 ----------      --------       ----------     ----------
                Income from Continuing Operations                    $  326       $  224            $  446       $  390
                                                                     ------       -------           ------       ------

Financial information for the second quarter or first half should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of sales from the Agricultural Products segment in the first half of the year.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events
-------------

On January 13, 1999, Monsanto announced its intent to sell the alginates business and on July 1, 1999, Monsanto announced its intent to sell the artificial sweetener and biogum businesses. As a result, these businesses have been reclassified as discontinued operations. The company expects to sell these businesses for a gain within the next twelve months. In addition, Monsanto transferred the remaining Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively. Accordingly, the Nutrition and Consumer Products segment is no longer reported and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation.

Results from Continuing Operations - Second Quarter 1999 Compared with Second
-----------------------------------------------------------------------------
Quarter 1998
------------

Net income for Monsanto totaled $344 million, or $0.53 per share, in the second quarter of 1999 compared with net income of $257 million, or $0.41 per share for the second quarter of 1998. Monsanto recorded income from continuing operations for the second quarter of 1999 of $326 million, or $.50 per share compared with income from continuing operations of $224 million, or $0.36 per share for the prior year quarter. There have been no unusual items in 1999; however, net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the cost of exiting the company's optical products business, partially offset by a restructuring reserve reversal. Excluding unusual items in the second quarter of 1998, net income was $270 million, or $0.43 per share, and income from continuing operations was $237 million, or $0.38 per share for the quarter.

Consolidated earnings before interest expense and taxes (EBIT) from continuing operations increased 72 percent to $641 million in the second quarter of 1999, compared with EBIT from continuing operations of $372 million in the second quarter of 1998. Net sales grew to a record $2,586 million in the second quarter of 1999, compared with net sales of $2,098 million for the same period a year ago. Gross profit increased 38% in the second quarter of 1999 compared with the second quarter 1998, primarily because of the strong performance of the Pharmaceuticals segment. Selling, general and administrative ("SG&A" ) expenses increased to $726 million in the second quarter of 1999 compared with prior year quarter SG&A expenses of $546 million. The inclusion in 1999 of SG&A expenses from acquired seed companies and profit sharing expenses associated with the co-promotion alliance for Celebrex(R) arthritis treatment were the primary reasons for the increase. Technological expense in the second quarter of 1999 remained flat when compared with technological expense in the second quarter of 1998 because of planned timing of 1999 technological expenditures.

Amortization of intangible assets increased in the second quarter of 1999 principally because of the increase in intangible assets related to the seed company acquisitions made in 1998. Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings which created a higher debt level in 1999. As a result, interest expense increased $57 million in the second quarter 1999 when compared to the same period a year ago. Other income increased $22 million in the second quarter of 1999 vs. the prior year second quarter primarily because of a pretax gain of $40 million recorded on the sale of the NSC Technologies, LLC business in the second quarter of 1999.

                       MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Business segment data for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

                                                                                          Net Sales
                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Agricultural Products                                $1,612       $1,439            $3,069       $2,572
                Pharmaceuticals                                         937          607             1,762        1,139
                Corporate and Other                                      37           52                65          106
                                                                  ---------    ---------         ---------     --------
                Total Net Sales                                      $2,586       $2,098            $4,896       $3,817
                                                                     ------       ------            ------       ------

                                                                                          EBIT
                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Segment  EBIT   (excluding   unusual   items)
                   from Continuing Operations:
                Agricultural Products                                 $ 505        $ 483             $ 803        $ 818
                Pharmaceuticals                                         212          (15)              290           (2)
                Corporate and Other                                     (76)         (83)             (147)        (136)
                                                                   ---------     --------           -------      -------
                Total segment EBIT (excluding unusual items)            641          385               946          680
                                                                    --------      -------           -------      --------

                Restructuring and Other Unusual Items - Net                          (13)                           (13)
                                                                  ---------      --------        ---------      ---------
                Total EBIT from Continuing Operations                 $ 641        $ 372             $ 946        $ 667
                                                                      -----        ------            ------       -------

Agricultural Products Segment

Agricultural Products segment EBIT (excluding unusual items) increased $22 million, or 5 percent, in the second quarter of 1999 to $505 million, compared with $483 million in the second quarter of 1998. The impact of record sales was partially offset by increases in SG&A, technological expenses and amortization costs. The inclusion in the second quarter of 1999 of the acquired seed companies and increased spending on crop biotechnology initiatives were primarily responsible for the increase in SG&A and technological expenses when compared with the second quarter of 1998. The continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the second quarter of 1999. An increase in amortization of intangible assets in the second quarter of 1999 compared with the second quarter of 1998 was principally because of the acquisition of seed companies.

Net sales for the Agricultural Products segment increased to $1,612 million in the second quarter of 1999 compared with net sales of $1,439 million in the second quarter of 1998, a 12 percent increase. The inclusion of sales from seed companies acquired in 1998 accounted for most of the increase. In addition, higher licensing revenues from crops developed through biotechnology, and record sales for the quarter for the family of Roundup(R) herbicides, partially offset by lower sales of other herbicides including Harness(R) and Lasso(R), contributed to the increase. Biotechnology licensing revenues increased 80 percent in the second quarter of 1999 compared with licensing fees in the same period a year ago, led by RoundupReady(R) seed traits in soybean, corn, cotton and canola.

Sales for the family of Roundup(R) herbicides in the second quarter of 1999 were higher when compared with sales in the second quarter of 1998, fueled by higher sales volumes, primarily in North America, Australia/New Zealand and China. Roundup(R) herbicide volumes increased by 18 percent in the second quarter of 1999 compared with the second quarter of 1998, as both conservation tillage and post-emergent markets continued to grow. Sales associated with these volume increases were largely offset by lower overall prices of Roundup(R) herbicides and lower sales of Roundup(R) herbicides in Latin America. Favorable weather conditions contributed to the quarterly increase in Roundup(R) sales volumes, as sales that were expected to occur later in the year occurred in the second quarter of 1999. The favorable weather is expected to affect the timing of third and fourth quarter 1999 sales, but not the overall volume for the year. The recovery in certain southeast Asian economies also positively affected sales volumes of Roundup(R) herbicides; however, this was offset by a decline in Latin America because of weak economic conditions.

Pharmaceuticals Segment

EBIT (excluding unusual items) for the Pharmaceuticals segment was $212 million in the second quarter of 1999, compared with a loss of $15 million in EBIT (excluding unusual items) in the second quarter of 1998. The strong product sales of Celebrex(R) arthritis treatment were the primary reason for the increase. SG&A expenses rose because of increased spending associated with the marketing of Celebrex(R), which included co-promotion payments for the second quarter of 1999. Technological expenses were lower when compared to the year-ago quarter primarily because of planned timing of second quarter 1999 technological expenditures.

The Pharmaceuticals segment recorded net sales of $937 million in the second quarter of 1999, compared with net sales of $607 million during the same period in 1998, a 54 percent increase. The strong product sales of Celebrex(R) were primarily responsible for the increase. Sales of Arthrotec(R) arthritis treatment also were higher in the second quarter of 1999, despite market share shifts toward Celebrex(R). Sales of Ambien(R) short-term treatment for insomnia slightly increased in the second quarter of 1999, as new and refill prescription rates continued to grow.

Corporate and Other Segment

Corporate and Other segment EBIT (excluding unusual items) increased 8 percent in the second quarter of 1999 when compared with the second quarter of the prior year because 1998 included losses from business divestitures. The disposal of the Orcolite(R) and Diamonex(R) optical products businesses during the second quarter 1998 contributed to the decreases in net sales and SG&A expenses of $15 million and $27 million, respectively.

Segment EBITDA (excluding unusual items)
----------------------------------------

Business segment earnings before interest expense, taxes, depreciation and amortization (EBITDA) excluding unusual items for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

                EBITDA (excluding unusual items) from Continuing Operations:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                       1999         1998              1999         1998
                                                                      -----        -----             -----        -----

                Agricultural Products                                 $ 618        $ 555            $1,030        $ 969
                Pharmaceuticals                                         256           15               369           56
                Corporate and Other                                     (57)         (87)             (111)        (138)
                                                                     -------      -------          --------       ------
                Total EBITDA from Continuing
                   Operations (excluding unusual items)                 817          483             1,288          887
                                                                     -------      -------           ------        ------

                Interest Expense                                        108           51               204           95
                Income Taxes                                            207           97               296          182
                Amortization Expense                                     84           46               167           92
                Depreciation                                             92           52               175          115
                Restructuring and Other Unusual Items - Net                          (13)                           (13)
                                                                 ----------      --------       ----------     ----------
                Income from Continuing Operations                    $  326       $  224            $  446       $  390
                                                                     ------       -------           ------       ------

Monsanto's EBITDA (excluding unusual items) in the second quarter of 1999 was $817 million, compared with EBITDA (excluding unusual items) of $483 million in the second quarter of 1998, an increase of 69 percent. The increase reflects increased net sales in the second quarter of 1999 compared with net sales in the second quarter of 1998, partially offset by increased SG&A expenses and technological expenses. On a segment basis, Monsanto's Agricultural Products segment EBITDA (excluding unusual items) increased to $618 million in the second quarter of 1999 compared with EBITDA (excluding unusual items) of $555 million in the second quarter of 1998, an 11 percent increase. Inclusion of sales from the seed companies acquired in 1998 and higher licensing revenues from crops developed through biotechnology drove the growth in EBITDA (excluding unusual items). On a quarter-to-quarter basis, Monsanto's Pharmaceuticals segment EBITDA (excluding unusual items) improved to $256 million in the second quarter of 1999 from EBITDA of $15 million in the second quarter of 1998 primarily because of the strong product sales of Celebrex(R) arthritis treatment which was launched in first quarter 1999.

Financial information for the second quarter or first half of 1999 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of sales from the Agricultural Products segment in the first half of the year.

Results from Continuing Operations - First Six Months of 1999 Compared with
---------------------------------------------------------------------------
First Six Months of 1998
------------------------

Net income for Monsanto totaled $476 million, or $0.73 per share, for the first six months of 1999 compared with net income of $453 million, or $0.73 per share for the first six months of 1998. Monsanto earned income from continuing operations for the first six months of 1999 of $446 million, or $0.69 per share compared with income from continuing operations of $390 million, or $0.63 per share for the same period in 1998. There have been no unusual items in 1999; however, results for second quarter of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the cost of exiting the company's optical products business partially offset by a restructuring reserve reversal. Excluding unusual items in 1998, net income was $466 million, or $0.75 per share and income from continuing operations was $403 million, or $0.65 per share.

Consolidated earnings before interest expense and taxes (EBIT) from continuing operations increased 42 percent to $946 million for the first six months of 1999, compared with EBIT from continuing operations of $667 million for the first six months of 1998. Sales for the first six months of 1999 grew to a record $4,896 million while gross profit increased 37 percent, primarily because of the strong performance of the Pharmaceuticals segment. Selling, general and administrative (SG&A ) expenses increased to $1,393 million in the first half of 1999 compared with SG&A expenses of $1,011 million in the first-half of 1998. Inclusion in the first half of 1999 of SG&A expenses from acquired seed companies and continued spending associated with the launch of Celebrex(R) arthritis treatment were principally responsible for the increase. Technological expenses rose 14 percent in the first half of 1999 compared with the first half of 1998, driven by higher expenses in the Agricultural Products segment and the Pharmaceuticals segment. Continued spending on crop biotechnology initiatives was responsible for the increase in the Agricultural Products segment. Technological expenses for the Pharmaceuticals segment increased to support several late-stage new product candidates combined with close-out expenses associated with discontinuation of clinical trials for the fibans research program.

Amortization of intangible assets increased 44 percent for the first six months of 1999 compared with the first six months of 1998, principally because of the increase in intangible assets related to seed company acquisitions in 1998. Interest expense increased $109 million for the first six months of 1999 primarily due to higher debt levels when compared to the same period a year ago. The higher debt level in 1999 was required as Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings. The decline in other income of $13 million was primarily because 1999 six months results no longer include the equity income of DEKALB, which is now included in Monsanto's consolidated results.

Agricultural Products Segment

Agricultural Products segment EBIT (excluding unusual items) was $803 million in the first six months of 1999 compared with EBIT (excluding unusual items) of $818 million for the first six months of 1998, a 2 percent decrease. The impact of increased sales for the Agricultural Products segment in the first half of 1999 compared with the first half of 1998 was more than offset by increases in SG&A and technological expenses, and amortization costs. The inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives caused an increase in SG&A and technological expenses in the first six months of 1999. Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the first six months of 1999 compared with the same period a year ago. An increase in intangible assets related to seed company acquisitions in 1998 caused higher amortization expense in the first half of 1999 compared with the first half of 1998.

Net sales for the Agricultural Products segment increased $497 million, or 19 percent, in the first six months of 1999, primarily because of the inclusion of sales from seed companies acquired in 1998. In addition, higher licensing revenues from crops developed through biotechnology, and strong sales for the family of Roundup(R) herbicides, partially offset by lower sales of other herbicides including Harness(R) and Lasso(R), contributed to the increase. Biotechnology licensing revenues increased 50 percent in the first six months of 1999 from licensing fees in the same period in 1998.

The increase in sales volume for the family of Roundup(R) herbicides was primarily driven by increased usage in conservation tillage and over the top of RoundupReady(R) crop applications. Sales volumes rose in many world areas, especially North America, Australia/New Zealand and China. Sales associated with these volume increases were largely offset by lower overall prices of Roundup(R) herbicides and lower sales of Roundup(R) herbicides in Latin America. Sales volumes and prices were lower in Latin America due to the weakened economy. Favorable weather conditions contributed to the first six months of 1999 increase in Roundup(R) sales volumes, as sales that would have been expected to occur later in the year occurred earlier in the year. The favorable weather is expected to affect the timing of third and fourth quarter 1999 sales, but not the overall volume for the year.

Pharmaceuticals Segment

EBIT (excluding unusual items) for the Pharmaceuticals segment increased to $290 million for the first six months of 1999 compared with a loss of $2 million for the first six months of 1998, which included $100 million of revenue related to the co-promotion of Celebrex(R) arthritis treatment. The strong EBIT(excluding unusual items) performance for the first six months of 1999 can primarily be attributed to the strong product launch and continued sales of Celebrex(R) arthritis treatment. SG&A expenses increased $279 million, or 42 percent primarily because of increased spending associated with the Celebrex(R) product launch. Technological expenses increased $33 million when compared to the same period a year ago primarily to support several late stage new product candidates, clinical studies for launched products, and close-out expenses associated with the discontinuation of clinical trials for the fibans research program.

Net sales for the Pharmaceuticals segment rose to $1,762 million in the first six months of 1999 compared with net sales of $1,139 million in the same period of 1998, an increase of 55 percent. The successful launch and continued strong sales of Celebrex(R) arthritis treatment drove the increase. In addition, segment sales for the first six months of 1999 reflect significant increases in sales volumes of Arthrotec(R) and Daypro(R) arthritis treatments when compared to sales volumes in the same period in 1998, despite market share shifts towards Celebrex(R) arthritis treatment.

Corporate and Other Segment

Corporate and Other segment EBIT (excluding unusual items) decreased $11 million, or 8 percent, for the first six months of 1999 when compared with the same period a year ago primarily because 1998 included losses on business divestitures. The disposal of the Orcolite(R) and Diamonex(R) optical products businesses during the second quarter of 1998 contributed to the decreased net sales and SG&A expenses of $41 million and $27 million, respectively.

Results from Discontinued Operations
------------------------------------

Net sales in the second quarter of 1999 were $234 million compared with net sales of $372 million in the same period of 1998. The decline was primarily because of the January 1999 divestiture of the Ortho(R) lawn-and-garden products business. Income from discontinued operations was $18 million in the second quarter of 1999 compared with income from discontinued operations in the second quarter 1998 of $33 million. Income from discontinued operations for the second quarter of 1999 and the second quarter of 1998 is net of tax expense of $8 million and $17 million, respectively.

Net sales for the first six months of 1999 were $469 million, down 33 percent compared with $697 million in the prior year primarily because of the divestiture of the Ortho(R) lawn-and-garden products business. Income from discontinued operations for the first six months of 1999 was $30 million compared with $63 million in the prior year. Income from discontinued operations for the first six months of 1999 and first six months of 1998 is net of tax expense of $15 million and $32 million, respectively.

Changes in Financial Condition -- June 30, 1999 Compared with Dec. 31, 1998
---------------------------------------------------------------------------

Working capital as of June 30, 1999 increased to $1,889 million from $1,427 million as of December 31, 1998, primarily because of a seasonal increase in the Agricultural Products segment's trade receivables partially offset by inventory decrease of $228 million. The current ratio was 1.4 at June 30, 1999 and year-end 1998. Accounts payable decreased by $368 million, or 45 percent, primarily because of payments made to seed growers in the first half of 1999.

Short-term debt increased $685 million when compared to the year-end balance. The restructuring liability of $280 million established in 1998 was reduced by $72 million in the first six months of 1999 to cover the cost for employees severed and facility closures. Work force reductions and facility closures were behind expectations as of June 30, 1999, however, Monsanto expects to complete the remaining restructuring actions within the originally planned time frame. The percent of total debt to total capitalization increased to 60 percent as of June 30, 1999 compared with 59 percent as of December 31, 1998 because of the increase in short-term debt to fund the seasonal needs of the Agricultural Products segment and the Pharmaceutical segment's launch of Celebrex(R) arthritis treatment.

Operating activities from continuing operations used a net $444 million of cash in the first six months of 1999, compared with $183 million of net cash used in operations during the same period in 1998. The increase in cash used in operations resulted primarily from the seasonal working capital requirements of the Agricultural Products segment and the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment. For comparative purposes, cash used in operations for the first six months of 1998 included the collection of $207 million of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first six months of 1999 used $21 million of cash compared with a use of cash of $379 million in the first six months of 1998. Investing activities for the 1999 period included the proceeds from the divestment of the Ortho(R) lawn-and-garden business for $340 million. Financing activities for the first six months of 1999 provided $591 million of cash compared with $671 million in the first six months of 1998. Financing activities for the first six months of 1999 include the net increase in short-term financing of $685 million, which was primarily used to fund
Agricultural Product's higher seasonal working capital levels and Pharmaceuticals' launch and marketing of Celebrex(R).

The company had previously announced its plan to divest certain businesses that are no longer critical to its life sciences strategy. These divestitures, including those recently completed or announced, are currently expected to generate proceeds of at least $1.5 billion to $2 billion pretax.

On June 4, 1999, Monsanto announced that the interest rate on $2.5 billion of senior unsecured debt, issued in a private placement in late 1998, would increase 25 basis points beginning June 8, 1999. These debt securities were to be registered with the Securities and Exchange Commission ("SEC") by June 7, 1999. As one of roughly 150 companies originally contacted by the SEC regarding certain accounting issues, Monsanto is currently in discussions with the SEC. The registration statement for these securities, which was filed in March 1999, will not be declared effective until the discussions are concluded. This interest rate increase is temporary, and will be discontinued when the SEC declares the company's registration statement effective and other conditions are met.

Near the end of the second quarter of 1999, Monsanto and Cargill reached an agreement that resolves outstanding issues related to Monsanto's purchase of certain international seed operations of Cargill. As a result, final estimates related to the purchase price allocation to goodwill, inventories and other individually insignificant tangible assets are expected to be completed and adjusted in the third quarter 1999. Any other adjustment to the purchase price allocation for the businesses acquired is not expected to materially impact Monsanto's financial position, results of operations or cash flows.

In 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("D&PL") to merge it with Monsanto. Under terms of the agreement, D&PL shareowners would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of D&PL they hold. Approximately 33 million shares of Monsanto common stock would be issued to D&PL shareowners. Based on Monsanto's closing stock price of $53 1/2 per common share on May 8, 1998, the date of the merger agreement, this would result in a purchase price of approximately $1.8 billion. The merger, already approved by D&PL shareowners, is subject to regulatory approvals and other customary conditions. This transaction will be accounted for as a purchase.

Outlook for Agricultural Products - Update

Worldwide agricultural economic conditions continue to be challenging to the industry. Monsanto is monitoring the effect on the business of low commodity prices and reduced farmer margins.

On August 12, a Judge of the 6th Federal Court's Section, Brasilia, issued a decision requiring Monsanto to submit an environmental impact report in order to obtain approval for the commercial planting of RoundupReady (R) soybeans in Brazil. The decision makes final the injunction issued by the same Court on June 18, 1999, which is currently on appeal by Monsanto. Monsanto had received approval for commercial planting of RoundupReady(R) soybeans in Brazil on September 29, 1998 from CTNBio, the agency which oversees products developed through biotechnology. CTNBio previously had waived the requirement for an environmental impact report. The decision means that prior to commercialization of RoundupReady(R) Soybeans in Brazil, either an environmental impact report must be approved by the appropriate environmental regulatory authorities in Brazil, or the decision of the 6th Federal Court's Section must be overturned or modified. Monsanto intends to pursue all available legal procedures to overturn the decision. In addition, Monsanto intends to continue, within the bounds of the Court's decision, working with the regulatory authorities in Brazil to obtain all approvals necessary for the commercial planting of RoundupReady(R) soybeans.

On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigreed Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc.

Company Prepares for Year 2000
------------------------------

Beginning in 1996, the company initiated the Global Year 2000 Program (the "Y2K Program") to ensure that its business would not be adversely affected by the inability of many existing computer systems to distinguish between the year 1900 and the year 2000. The Y2K Program covers all company sites in all world areas.

Description and Status of the Y2K Program

Internal Systems. The company's Y2K Program encompasses all areas of the company's internal systems including conventional information technology ("IT") business applications, IT infrastructure, and embedded systems. Embedded systems include process control/manufacturing, laboratory automation systems, and site-specific facility management systems such as elevators and heating and cooling systems. The remediation process applied to each area consists of four-steps: Identification of the systems or components that need to be replaced or fixed; assessment of the extent of the work required (internal investigation or research with vendor or manufacturer); prioritization of the work; and successful completion of the required remediation activity. As part of the overall remediation activity still underway, two major initiatives specifically address two significant remaining areas of compliance: IT Infrastructure (specifically PC compliance); and overall Y2K readiness in Monsanto's recently acquired seed businesses. Both initiatives have aggressive milestones and are scheduled to complete by end of third quarter, 1999. The company is on track to achieve the target date for completion of all other material remediation work for internal systems by the end of the third quarter of 1999.

The following summarizes the status of the Y2K Program with respect to internal systems:

IT Applications Portfolio:
                                                                                At Jun. 30, 1999    At Mar. 31, 1999
                                                                                ----------------    ----------------

Number of applications identified                                                     1,676              1,309
         Applications assessed for Y2K compliance                                  100 percent        100 percent
         Applications compliant                                                    82 percent          66 percent
         Applications to be remediated through replacements and upgrades           11 percent          17 percent
         Anticipated retirements                                                    1 percent          3 percent
         Applications at various stages of renovation, redevelopment or             6 percent          14 percent
         testing

IT Infrastructure Products:
                                                                                At Jun. 30, 1999    At Mar. 31, 1999
                                                                                ----------------    ----------------

Number of IT infrastructure products identified                                        531                531
         Products successfully researched for compliance                           100 percent        100 percent
Number of IT infrastructure items in use                                             38,919               N/A
         Items compliant, remediated, or risk eliminated                           38 percent             N/A


Embedded Systems:
                                                                                At Jun. 30, 1999    At Mar. 31, 1999
                                                                                ----------------    ----------------

Number of process control products identified                                        7,733               7,631
         Products successfully researched for compliance                          100 percent          99 percent
Number of process control items in use                                               16,529              16,209
         Items compliant, remediated, or risk eliminated                           93 percent          69 percent
Number of laboratory automation products identified                                  5,487               5,383
         Products successfully researched  for compliance                          75 percent          74 percent
Number of laboratory automation items in use                                         14,378              14,250
         Items compliant, remediated, or risk eliminated                           81 percent          72 percent
Number of site facilities products identified                                         792                 696
         Products successfully researched  for compliance                          98 percent         100 percent
Number of site facilities items in use                                               1,213               1,086
         Items compliant, remediated, or risk eliminated                           78 percent          71 percent
Number of products in newly acquired businesses                                      5,856               3,489
          Products successfully  researched for compliance                         56 percent          40 percent
Number of items in use                                                               10,463              8,858
          Items compliant, remediated, or risk eliminated                          46 percent          37 percent

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

Contingency Plans. The company's contingency plans are continuously evolving as it proceeds with the Y2K Program. The company began a major initiative in November 1998 in this area with the establishment of the Y2K Business Continuity Team. Continuity plans have been prepared in critical functional areas throughout the company and have been consolidated into comprehensive plans around key business sectors. These plans include cost analysis, testing, failure response, safety, procedures, communications, among other items. Senior management periodically reviews these business-level continuity plans to ensure Monsanto's supply chain has identified relevant risks and have planned accordingly. Where a supplier's performance is in doubt, the company's contingency plans include, when appropriate, the stockpiling of raw materials or a switch to a different supplier. The company will increase testing of pharmaceutical and nutrition products as the Year 2000 nears and may also increase production of critical product inventory.

Costs

The company continues to evaluate the estimated costs associated with Y2K compliance based on actual experience. The total cost is currently projected at about $35 million, with approximately $27.4 million expended through Jun. 30, 1999. Such costs encompass only the company's Y2K remediation efforts and do not include expenses such as overtime wages, additional warehouse space or increased finance costs which may be incurred upon implementation of the company's contingency plans. The company does not expect the costs associated with its Year 2000 efforts to be materially adverse to the company's business operations, financial position, profitability or liquidity.

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

Euro Conversion
---------------

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Monsanto is exposed to market risk, including changes in interest rates, currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the company enters into various derivative transactions. Monsanto does not hold or issue derivative financial instruments for trading purposes. For more information about how Monsanto manages specific risk exposures, see the currency translation note, the inventory valuation note, and the long-term debt note in Notes to Financial Statements in Monsanto's annual report for the year ended December 31, 1998 ("1998 Annual Report"), incorporated by reference in Monsanto's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

The tables under Market Risk Management in the Management's Discussion and Analysis section of the 1998 Annual Report, incorporated by reference in the 1998 Form 10-K, provide information about the company's derivative instruments and other financial instruments that are sensitive to changes in interest rates, currency exchange rates and commodity prices. There have been no material changes to the information provided in the tables in the 1998 Annual Report and Form 10-K except as noted below.

Significant interest rate risk sensitive instruments as of June 30, 1999 were:

                                                                 Expected Maturity Date
                                      1999      2000        2001         2002         2003         Thereafter       TOTAL
                                    -------    ------      ------       ------       ------        ----------       -----

Long-Term Debt:
         Fixed Rate ($US)
     Principal Amount                          $ 161        533          $ 19        $ 738          $ 2, 797     $  4,248
     Average Interest Rate                       6.1%       5.6%          8.3%         6.1%              6.7%         6.5%

     Fixed Rate (Japanese Yen)                                                                      $     82     $     82
     Average Interest Rate                                                                               5.6%         5.6%

     Variable Rate ($US)
     Principal Amount (1)                      $  60      1,063          $ 72        $ 365          $    208     $  1,769
     Average Interest Rate                       4.4%       4.9%          4.3%         4.5%              4.0%         4.7%

Short-Term Debt:
     Fixed Rate ($US)
     Principal Amount          $   148                                                                           $    148
     Average Interest Rate         7.7%                                                                               7.7%

     Variable Rate ($US)
      Principal Amount (2)     $ 1,429                                                                           $  1,429
     Average Interest Rate         5.0%                                                                               5.0%

(1) Includes $1.0 billion of commercial paper that is assumed to be renewed through 2001, when the company's $1.0 billion credit facility expires.
(2) Average variable rates are based on the variable rates on June 30, 1999. Actual rates may be higher or lower.

The instruments in the table of significant currency exchange rate risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding at June 30, 1999. At June 30, 1999, the following significant forward contracts were outstanding (all expected to mature by June 30, 2000): sales of Brazilian real with a notional amount of $15 million and an average exchange rate of 1.805 Brazilian real per U.S. dollar; sales of Canadian dollars with a notional amount of $97 million and an average exchange rate of
1.4663 Canadian dollars per U.S. dollar; sales of British pounds with a notional amount of $385 million and an average exchange rate of 0.6256 British pounds per U.S. dollar; sales of Australian dollars with a notional amount of $41 million and an average exchange rate of 1.5184 Australian dollars per U.S. dollar; sales of Polish zlotys with a notional amount of $27 million and an average exchange rate of 3.9634 Polish zlotys per U.S. dollar; purchases of Japanese yen with a notional amount of $30 million and an average exchange rate of 120.85 Japanese yen per U.S. dollar; sales of South African rand with a notional amount of $32 million and an average exchange rate of 6.0960 South African rand per U.S.
dollar; sales of Czech koruna with a notional amount of $7 million and an average exchange rate of 35.5652 Czech koruna per U.S. dollar; sales of Mexican pesos with a notional amount of $11 million and an average exchange rate of
9.6825 Mexican pesos per U.S. dollar; and sales of European euros with a notional amount of $246 million and an average exchange rate of 0.9594 European euros per U.S. dollar. The fair market values of these contracts approximated the notional amounts at June 30, 1999.

The instruments in the table of significant commodity price risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding at June 30, 1999. At June 30, 1999, the following significant commodity price risk sensitive instruments were outstanding: purchased soybean futures contracts totaling $101.2 million (18.5 million bushels at a weighted average price per bushel of $5.48) with a fair value of $85.4 million, purchased corn futures contracts totaling $20.2 million (8.6 million bushels at a weighted average price per bushel of $2.34) with a fair value of $19.6 million, and sold lean hogs futures contracts totaling $13.0 million (0.2 million CWT with a weighted average price per CWT of $54.92) with a fair value of $10.5 million.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Because of the size and nature of its business, Monsanto is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages or seek to restrict the company's business activities. While the results of litigation cannot be predicted with certainty, Monsanto does not believe these matters or their ultimate disposition will have a material adverse effect on Monsanto's financial position, profitability or liquidity, as applicable.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Report on Form 10-Q for the quarter ended March 31, 1999, Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs alleged an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, settled the federal class action case. Trial of the federal class action case commenced on September 14, 1998. On November 30, 1998, Searle and its co-defendants received a verdict for the defense and all claims were dismissed. On January 4, 1999, the class plaintiffs filed a notice of appeal with the U. S. Court of Appeals for the Seventh Circuit. Following oral arguments in June 1999, the Seventh Circuit Court of Appeals ruled on July 13, 1999. The opinion upheld most of the lower court's decision to throw out price fixing charges against the manufacturers as well as the wholesalers. The court reversed the trial judge on one discrete issue involving the Consumer Price Index and that is currently the subject of a petition for a re-hearing by the appellate court. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. While many of these suits have been settled, suits remain pending in a number of states including California, Alabama and North Dakota.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Report on Form 10-Q for the quarter ended March 31, 1999, in 1997 the company commercially introduced corn containing a gene providing glyphosate resistance. On November 20, 1997, Rhone Poulenc Agrochimie
S. A. ("Rhone Poulenc") filed suit in the U. S. District Court in North Carolina (Charlotte) against the company and DEKALB (now a subsidiary of the company) alleging that a 1994 license agreement (the "1994 Agreement") between DEKALB and Rhone Poulenc was induced by fraud stemming from DEKALB's nondisclosure of a research report involving testing of plants to determine glyphosate tolerance. Rhone Poulenc also alleged that neither DEKALB nor Monsanto has a right to license, make or sell products using Rhone Poulenc technology for glyphosate resistance under the terms of the 1994 Agreement. On April 5, 1999, the trial court rejected Rhone Poulenc's claim that the contract language did not convey a license but found that a disputed issue of fact existed as to whether the contract was obtained by fraud. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Rhone Poulenc and against DEKALB. Monsanto was dismissed from the trial prior to verdict since it was not involved in the inducement allegation and was involved in the case only due to the fact that in 1996, DEKALB sublicensed to Monsanto certain technology previously licensed by Rhone Poulenc. The jury awarded $15 million in actual damages for "unjust enrichment" and $50 million in punitive damages. DEKALB has filed motions with the trial court to set aside the damage award. DEKALB has meritorious grounds to overturn the jury verdict and has filed a Motion for Judgment as a Matter of Law to overturn the jury verdict. The trial was bifurcated to allow claims against DEKALB and Monsanto for patent infringement and misappropriation of trade secrets to be tried before a different jury. On May 6, 1999, the District Court dismissed Monsanto from all remaining claims and granted Monsanto's motion for summary judgment holding that Monsanto was a bona fide purchaser which retained all license rights to the Rhone Poulenc technology notwithstanding the prior verdict against DEKALB. The Court concurred that Monsanto was not liable for trade secret or patent infringement claims since Monsanto obtained its license from DEKALB without any knowledge of the claims that allegedly gave rise to the jury verdict against DEKALB. Jury trial of the patent infringement and misappropriation claims ended June 3, 1999, with a verdict for Rhone Poulenc and against DEKALB. DEKALB is continuing to defend the litigation and maintains that they remain licensed to use the Rhone Poulenc technology notwithstanding the verdict or any subsequent action that may occur to rescind the 1994 license between Rhone Poulenc and DEKALB. In addition to the claim of license, DEKALB believes that they have other meritorious defenses to the patent and trade secret allegations, including patent invalidity and absence of trade secret status due to Rhone Poulenc's own public disclosure of the alleged trade secret. On July 16, 1999, a hearing occurred on all post-trial motions including the request by Rhone Poulenc for injunctive relief against future sales of DEKALB-brand RoundupReady(R) corn products if the material was not currently in inventory or within the scope of the prior damage verdict. No ruling has occurred on the post-trial motions. DEKALB will vigorously appeal the verdict to the Federal Circuit and will assert its meritorious defenses to all remaining claims in the litigation and will vigorously seek to avoid further claims of liability, the possible entry of injunctive relief and will seek to overturn by appeal any judgment entered in the lawsuit.

As described in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, the company and/ or DEKALB is the plaintiff in various legal actions involving Bt technology, herbicide-resistant and/or insect-resistant transgenic corn, or corn transformation patents. (a) The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Most of these actions have been filed in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). By order dated June 30, 1999, the special master in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. No trial date has been established in the Rockford Litigation. The actions in the Rockford Litigation were initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer"), Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. Additional actions were filed in the Rockford Litigation against: Northrup King Co. on June 10, 1996; and several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. On July 2, 1999, DEKALB sued Pioneer in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn; on July 30, 1999, DEKALB moved to consolidate the new suit with the remainder of the Rockford Litigation for purposes of trial. In addition to the Rockford Litigation, DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, in U. S. District Court for the Northern District of Indiana (Indianapolis Division); this action has been stayed awaiting decision on the Rockford Litigation. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. Monsanto has filed a motion for judgment as a matter of law to overturn the jury verdict and will continue to litigate vigorously its position in the matter.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Report on Form 10-Q for the quarter ended March 31, 1999, on February 4, 1999, Pioneer Hi-Bred International Inc. ("Pioneer") filed suit against Monsanto company, (Civil Action No. 4-99-CV-90063) in U.S. District Court for the Southern District of Iowa. The suit seeks equitable relief and jury trial, and alleges that Monsanto misappropriated trade secrets through the acquisition and purchase of certain international seed operations of Cargill International ("Cargill"). Pioneer alleges that Cargill's employees misappropriated (via theft) germplasm belonging to Pioneer's corn seed business and then bred the Pioneer germplasm into the corn lines of Cargill. A related lawsuit, Civil Action No. 4-98-CV-90576 has been filed by Pioneer against Cargill. On February 2, 1999, a joint statement issued by Pioneer and Cargill indicated that a former Cargill employee may have misappropriated technology of Pioneer and that efforts were underway between those companies to resolve this issue. Monsanto and Cargill have resolved issues arising from the purchase of the Cargill seed operations pursuant to the warranty and representation of Cargill's parent that all intellectual property and seed lines were the property of the business and not any third party. Monsanto has denied that it is liable to Pioneer for damages from its unknowing acquisition of the business and has numerous meritorious defenses against liability including its status as a bona fide purchaser and will vigorously defend this action. In the lawsuit, Pioneer seeks the return of its alleged trade secrets, injunction against Monsanto's further use of the material, an accounting and damages for any sales of the misappropriated material and other relief. On October 28, 1998, two related lawsuits were filed in U.S. District Court in Iowa: one against Asgrow Seed company, L.L.C., a subsidiary of the company (No. 4-98-CV-70577); and the other against DEKALB (since acquired by the company) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm. On July 17, 1999, the court denied defendants' motions to dismiss on the basis that the claims of Pioneer are preempted by federal law (the Plant Variety Protection Act) which expressly permits the activities of breeding and research with germplasm sold in commerce. The defendants have other meritorious defenses including preemption, laches, statute of limitations, lack of trade secrets, ownership of the germplasm, bona fide purchaser status and other defenses. Trial of the Asgrow and DEKALB cases is scheduled for April 2000.

Other information with respect to legal proceedings appears in the company's Report on Form 10-K for the year ended December 31, 1998, and the company's Report on Form 10-Q for the quarter ended March 31, 1999.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the company's Annual Meeting of Shareowners on April 23, 1999, five matters were submitted to a vote of shareowners.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:
                                 Votes                              Votes
          Name                   "For"                      "Withhold Authority"
         -----                  -------                     --------------------

      J. F. M. Peters          518,429,744                      15,397,281

      R. B. Shapiro            516,660,924                      17,166,101

     The following directors are continuing current terms expiring at the 2000 Annual Meeting: Michael Kantor, Gwendolyn S. King and John S. Reed. The following directors are continuing current terms expiring at the 2001 Annual Meeting: Philip Leder, John E. Robson and William D. Ruckelshaus.

2. A proposal to amend the Management Incentive Plan to increase shares available for grants to 87,605,350 was submitted to a vote of shareowners. The Board recommended a vote for the proposal. A total of 329,726,441 votes were cast in favor of this proposal, a total of 198,767,675 votes were cast against it, 5,332,909 votes were counted as abstentions.

3. The approval of the Annual Incentive Program was submitted to a vote of shareowners. The Board recommended a vote for the proposal. A total of 487,943,760 votes were cast in favor, a total of 40,390,487 votes were cast against it and 5,492,778 were counted as abstentions.

4. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 1999 was ratified by the shareowners. A total of 527,392,757 votes were cast in favor of ratification, 3,816,351 votes were cast against it, and 2,617,917 votes were counted as abstentions.

5. A proposal by a certain shareowner relating to cumulative voting was submitted to a vote of shareowners. The Board recommended a vote against the proposal. A total of 142,033,838 votes were cast in favor of this proposal, a total of 272,826,300 votes were cast against it, 22,304,517 votes were counted as abstentions, and 96,662,370 votes were counted as broker non-votes.

Brokers were permitted to vote on the following items in the absence of instructions from street-name holders and, therefore, broker non-votes did not occur in those matters: the election of directors; the amendment of the Management Incentive Plan; the approval of the Annual Incentive Plan; and the ratification of auditors.

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

         Marketing Strategy. Monsanto expects to increase Roundup(R) sales by focusing on brand premiums, providing unique formulations and services, offering integrated seed and biotech solutions through cross selling and the growth and introduction of RoundupReady(R) crops, and continuing to encourage the practice of conservation tillage. In addition, Monsanto will seek to enter into strategic agreements to supply glyphosate to other herbicide producers. The success of the company's Roundup(R) marketing strategy will depend on the continued expansion of conservation tillage practices and the company's ability to realize and promote cost and production benefits of its product packages, introduce new RoundupReady(R) crops and economically produce glyphosate in sufficient quantities to allow it to market to such producers.

         Pricing Strategy. Monsanto significantly reduced the sales price of Roundup(R) in the United States. This price elasticity strategy is designed to increase demand for Roundup(R) in the United States by making Roundup(R) more economical, encouraging both new uses of the product and expansion of the number of acres treated. Monsanto's experience in numerous markets worldwide has been that price reductions have stimulated volume growth. However, the volume increases in the other countries also may have been influenced by a variety of other factors, such as weather; the increased use of conservation tillage practices; development of other new markets or applications for Roundup(R); launch of new products including Roundup Ready(R) crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends in one country may or may not be duplicated in other world areas. As a result, Monsanto's experience with price elasticity in markets outside the United States may or may not be replicated in the United States.

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

Governmental and Consumer Acceptance: The commercial success of agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. Monsanto continues to work with consumers, customers and regulatory bodies to encourage understanding of nutritional and agricultural biotechnology products. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. For instance, consumer groups have brought lawsuits in various countries seeking to halt industry activities with respect to products developed through biotechnology. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. Some countries also have labeling requirements. In some markets, because these crops are not yet approved for import, growers in other countries may be restricted from introducing or selling their grain. In these cases, the grower may have to arrange to sell the grain only in the domestic market or to use the grain for feed on his or her farm. The market success of Monsanto's products developed through biotechnology could be delayed or impaired in certain geographical areas because of such factors.

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

Planting Decisions and Weather: The company's agricultural products business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and decisions by growers regarding purchases of seed and herbicides. Commodity prices for several crops have decreased significantly in the last several months and there can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of Monsanto's herbicide and seed products.

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

Markets Outside the United States: Sales outside the United States made up approximately 45 percent of the company's 1998 revenues and Monsanto intends to continue to actively explore international sales opportunities. Challenges the company may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. In particular, the decline in certain Latin American economies may, if not reversed, adversely affect future income. Also, future sales may decrease because the decline in such economies could cause customers to purchase fewer goods in general, and also because imported Monsanto products could become more expensive for customers to purchase in their local currency.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - See the Exhibit Index.

         (b) Reports on Form 8-K during the quarter ended June 30, 1999:

              A Form 8-K was filed May 4, 1999, in connection with a press release announcing certain financial information presented to financial analysts and investors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    MONSANTO COMPANY
                                                    ----------------
                                                      (Registrant)



                                                    /s/ Richard B. Clark
                                                    --------------------
                                              Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)



Date: August 16, 1999

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

     2                   Omitted - Inapplicable

     3 By-Laws of the Company, as amended effective June 25, 1999 (incorporated herein by reference to exhibit 3.2 of Amendment No. 2 to the Company's Registration Statement on Form S-4 filed July 28, 1999)

     4                   Omitted - Inapplicable

    10                   1. Monsanto  Management  Incentive  Plan of 1996,  as
                            amended April 25, 1997, July 25, 1997, August 18, 1997, February 26, 1998, September 25, 1998 and April 23, 1999 and as Adjusted to Reflect Stock Split as of May 15, 1996 and Spin-off as of September 1, 1997

                         2. Letter Agreement between the Company and
                            Richard U. De Schutter, dated February 7, 1997

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