Form 10-Q
period 1999-09-30
MONSANTO CO
filed 1999-11-15
CIK 67686

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

                For the quarterly period ended September 30, 1999

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


                 800 NORTH LINDBERGH BLVD., ST. LOUIS, MO 63167
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                           Outstanding at
                Class                                     September 30, 1999
               --------                                   ------------------
         Common Stock, $2 par value                      634,608,378 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1999 and the three months and nine months ended September 30, 1998, the Statement of Consolidated Financial Position as of September 30, 1999 and December 31, 1998, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1999 and nine months ended September 30, 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. In tables, all dollars are in millions, except per share data.

Throughout this quarterly filing, "EBITDA (excluding unusual items)" is net earnings (loss) before income taxes, interest expense, depreciation expense, amortization expense, and excludes the effects of unusual items. Net income and income from continuing operations for both the third quarter and first nine months of 1999 included unusual items after-tax of $9 million, or $0.01 per share, and $25 million or $0.04 per share, respectively. These unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998, partially offset by the cost to exit the alginates business. Net income and income from continuing operations for the third quarter of 1998 included an after-tax charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D") principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). This charge in third quarter of 1998 was subsequently revised in fourth quarter of 1998, as a result of clarified guidance on in-process R&D from the United States Securities and Exchange Commission. Net income and income from continuing operations for the first nine months of 1998 included an after-tax charge of $13 million, or $0.02 per share, for the net cost of exiting the Company's optical products business and an after-tax charge of $187 million, or $0.30 per share, for the write-off of in-process R&D, partially offset by a restructuring reserve reversal.

EBITDA (excluding unusual items) may not be directly comparable to EBITDA performance measures reported by other companies because it excludes unusual items. Although EBITDA (excluding unusual items) is a financial performance measure commonly used in the financial community, it is not a measure of financial performance under accounting principles generally accepted in the United States. The presentation of EBITDA (excluding unusual items) in this quarterly report is intended to supplement investors' understanding of Monsanto's operating performance and not to replace net income, cash flows, financial position nor comprehensive income as determined in accordance with accounting principles generally accepted in the United States. EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the increases in these two elements of the financial statements resulting from the 1998 acquisitions will not be reflected in EBITDA (excluding unusual items), but will impact net income in future periods. Investors and other users of the financial statements should refer to management's discussion and analysis for a description of events that have impacted EBITDA (excluding unusual items) and net income during the three months and nine months ended September 30, 1999 and the three months and nine months ended September 30, 1998.
                                       1



                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (Dollars in millions, except per share)
                                    Unaudited



                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
Net Sales                                                            $1,945       $1,712            $6,841       $5,529

Costs and Expenses:
Cost of Goods Sold                                                      729          623             2,450        2,115
Selling, General and Administrative Expenses                            714          517             2,107        1,528
Technological Expenses                                                  339          346             1,008          931
Acquired In-Process Research and Development                                         189                            189
Amortization of Intangible Assets                                        92           51               259          167
Restructuring Expense (Income)                                           10                             10          (35)
Interest Expense                                                         83           49               287          144
Interest Income                                                         (16)         (15)              (30)         (35)
Other Income - Net                                                       37           30                51           31
                                                                   --------    ---------          --------    ---------
Income (Loss) from Continuing Operations Before
       Income Taxes                                                     (43)         (78)              699          494
Income Tax Expense (Benefit)                                            (53)          33               243          215
                                                                    --------    --------           -------      -------
Net Income (Loss) from Continuing Operations                             10         (111)              456          279

Income from Discontinued Operations, Net of taxes of $15,
       $3, $30, and $35 million, respectively                            27           11                57           74
Gain on Sale of Discontinued Operations, Net of taxes of
       $4 million                                                        12                             12
                                                                   --------   ----------          --------       ------
Net Income (Loss)                                                   $    49      $  (100)           $  525       $  353
                                                                    =======      ========           ======       ======


Basic Earnings (Loss) per Share:
Continuing Operations                                                $ 0.02   $  (0.18)             $ 0.72       $ 0.47
Discontinued Operations                                                0.04       0.01                0.09         0.12
Gain on Sale of Discontinued Operations                                0.02                           0.02
                                                                    -------    --------            -------       ------
Net Income (Loss)                                                   $ 0.08     $ (0.17)             $ 0.83       $ 0.59
                                                                    ======     ========            =======       ======

Diluted Earnings (Loss) per Share:
Continuing Operations                                                $ 0.02    $ (0.18)             $ 0.70       $ 0.45
Discontinued Operations                                                0.04       0.01                0.09         0.11
Gain on Sale of Discontinued Operations                                0.02                           0.02
                                                                    -------    --------            -------      -------
Net Income (Loss)                                                    $ 0.08    $ (0.17)             $ 0.81       $ 0.56
                                                                     ======     ========            ======      =======

Dividends per Share                                                  $ 0.03    $  0.03              $ 0.09       $ 0.09
                                                                     ======    ========             ======       ======




The accompanying notes are an integral part of the financial statements.




                        MONSANTO COMPANY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)
                                    Unaudited

                                                                                           September 30,        December 31,
                                                                                                1999                1998
                                     ASSETS                                                ------------         -----------

Current Assets:
    Cash and cash equivalents                                                               $      84           $      89
    Receivables, net of allowances of $150 in 1999 and $87 in 1998                              2,791               2,119
    Miscellaneous receivables and prepaid expenses                                                659                 777
    Deferred income tax benefit                                                                   503                 475
    Inventories                                                                                 1,598               1,702
                                                                                            ---------           ---------
           Total Current Assets                                                                 5,635               5,162
                                                                                            ---------           ---------

Property, Plant and Equipment                                                                   5,438               5,185
Less Accumulated Depreciation                                                                   2,388               2,320
                                                                                            ---------           ---------
    Net Property, Plant and Equipment                                                           3,050               2,865
                                                                                            ---------           ---------
Intangible Assets, net of accumulated amortization                                              4,645               5,281
Other Assets                                                                                    1,059               1,120
Net Assets of Discontinued Operations                                                           1,582               1,847
                                                                                            ---------           ---------
Total Assets                                                                                 $ 15,971            $ 16,275
                                                                                             ========            ========

                       LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
    Accounts payable                                                                        $     472           $     821
    Accrued liabilities                                                                         2,168               1,845
    Short-term debt                                                                               915               1,069
                                                                                          -----------           ---------
           Total Current Liabilities                                                            3,555               3,735
                                                                                           ----------           ---------

Long-Term Debt                                                                                  5,961               6,259
Postretirement Liabilities                                                                        858                 784
Other Liabilities                                                                                 335                 511
Shareowners' Equity:
    Common stock (authorized: 1,000,000,000 shares, par value $2)
           Issued: 846,927,220 shares in 1999 and 1998                                          1,694               1,694
           Additional contributed capital                                                       1,467               1,389
           Treasury stock, at cost (212,318,842 shares in 1999
           and 217,632,240 shares in 1998)                                                     (2,449)             (2,508)
    Reinvested earnings                                                                         5,120               4,652
    Reserve for ESOP debt retirement                                                              (91)               (106)
    Accumulated other comprehensive loss                                                         (479)               (135)
                                                                                           -----------         -----------
           Total Shareowners' Equity                                                            5,262               4,986
                                                                                           -----------         -----------
Total Liabilities and Shareowners' Equity                                                    $ 15,971            $ 16,275
                                                                                           ===========         ===========



The accompanying notes are an integral part of the financial statements.


                                       3


                        MONSANTO COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                  1999             1998
Increase (Decrease) in Cash and Cash Equivalents                                                ------          -------
Operating Activities:
   Income from continuing operations                                                            $ 456             $ 279
   Add income taxes - continuing operations                                                       243               215
                                                                                                -----           -------
   Income from continuing operations before income taxes                                          699               494

   Adjustments to reconcile to Cash Provided (Used) in Continuing Operations:
       Income tax refunds (payments)                                                              (57)              135
       Items that did not use (provide) cash:
          Depreciation and amortization                                                           521               365
          Restructuring expense (income)                                                           10               (35)
          Acquired in-process research and development expense                                                      189
          Bad debt expense and other                                                               53                67

       Working capital changes that provided (used) cash:
          Accounts receivable                                                                    (670)             (975)
          Inventories                                                                              39               (78)
          Accounts payable and accrued liabilities                                               (146)              (41)
          Other                                                                                    37              (312)
       Pharmaceutical licensing and product rights sales                                                            225
       Other items                                                                                 23                27
                                                                                               ------           -------
Cash Provided from Continuing Operations                                                          509                61
Cash Provided (Used) from Discontinued Operations                                                (144)              155
                                                                                               -------          -------
Total Cash Provided by Operations                                                                 365               216
                                                                                               -------          -------

Investing Activities:
   Property, plant and equipment purchases                                                       (626)             (538)
   Acquisition and investment payments                                                            (78)             (768)
   Investment disposal and other proceeds                                                         452               130
   Discontinued operations proceeds (payments)                                                    301               (28)
                                                                                             --------          ---------
Cash Provided (Used) from Investing Activities                                                     49            (1,204)
                                                                                            ---------         ----------

Financing Activities:
   Net change in short-term financing                                                            (154)              818
   Long-term debt proceeds                                                                         25               224
   Long-term debt reductions                                                                     (323)              (68)
   Dividend payments                                                                              (57)              (54)
   Common stock issued under employee stock plans                                                  90               149
                                                                                             --------         ---------
Cash Provided (Used) by Financing Activities                                                     (419)            1,069
                                                                                             ---------         --------

Increase in Cash and Cash Equivalents                                                              (5)               81
Cash and cash equivalents beginning of year                                                        89               134
                                                                                              ---------        --------
Cash and cash equivalents at end of period                                                     $   84           $   215
                                                                                               --------         -------

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $224 million as of September 30, 1999, and $162 million as of September 30, 1998.

The accompanying notes are an integral part of the financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

1. In 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("D&PL") to merge it with Monsanto. Under terms of the agreement, D&PL shareowners would be entitled to receive
     0.8625 shares of Monsanto's common stock in exchange for each share of D&PL they hold. Approximately 33 million shares of Monsanto common stock would be issued to D&PL shareowners. Based on Monsanto's closing stock price of $53 1/2 per common share on May 8, 1998, the date of the merger agreement, this would result in a purchase price for purchase accounting purposes of approximately $1.8 billion. The merger, already approved by D&PL shareowners, is subject to regulatory approvals and other customary conditions. This transaction would be accounted for as a purchase.

     Also during 1998, Monsanto completed its acquisition of DEKALB Genetics Corporation. ("DEKALB") and acquired Plant Breeding International Cambridge Limited ("PBIC") and certain international seed operations of Cargill, Incorporated ("Cargill"). Monsanto accounted for these acquisitions as purchases. The preliminary purchase price allocations are based on assumptions that are subject to revision during 1999, pending final valuation studies. Significant components of the current preliminary purchase price allocation for the principal acquisitions made during 1998 are to goodwill, $2,835 million; germplasm and core technology, $324 million; trademarks, $206 million; in-process research and development, $402 million; exit costs and employee termination liabilities, ($58) million; inventories and other individually insignificant tangible assets and liabilities, $259 million. The company is continuing to obtain additional information related to intangible assets (primarily germplasm and trademarks), litigation, costs to complete the exit plan for certain activities of the acquired businesses, and inventories. The information necessary to complete the allocation of purchase price is expected to be obtained during the fourth quarter of 1999.

     On October 20, 1999, Monsanto and Cargill announced that they had reached an agreement that resolves outstanding issues related to Monsanto's purchase of certain international seed operations of Cargill. Under terms of the agreement, Cargill made a cash payment to Monsanto for the lost use of certain germplasm and for damages caused by the delay in integrating certain international seed operations. Additionally, Monsanto and Pioneer Hi-Bred International, Inc. ("Pioneer") announced a resolution of the litigation between them stemming from Monsanto's purchase of these Cargill international seed operations. Under terms of this agreement, Monsanto is required to destroy genetic material derived from Pioneer's seed lines and pay damages to Pioneer. As a result, the purchase price for certain international seed operations of Cargill has been reduced by $261 million and final estimates related to the purchase price allocation to goodwill, inventories, and other individually insignificant tangible assets are expected to be completed and adjusted during the fourth quarter of 1999. Any other adjustment to the purchase price allocation for the businesses acquired is not expected to materially impact Monsanto's financial position, results of operations, or cash flows.

2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------

         Net Income (Loss)                                             $ 49       $ (100)            $ 525        $ 353
                                                                       ----       -------            -----        -----

         Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                       (43)          39              (360)         (13)
         Unrealized Investment Gains                                     10            9                16           17
                                                                     -------     -------          ---------     -------
         Total Other Comprehensive Income (Loss)                        (33)          48              (344)           4
                                                                      ------      ------            -------    --------
               Total Comprehensive Income (Loss)                      $  16         $ (52)           $ 181        $ 357
                                                                      ======        ======           ======       =====

                                       5

                        MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   Unaudited

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either Net Income or Other Comprehensive Income, depending on the designated purpose of the derivative. This statement is effective for Monsanto on Jan. 1, 2001. Because of the effect of recent acquisitions, Monsanto is reassessing its position and has not yet determined the effect this statement will have on its consolidated financial position or results of operations.

4. Basic earnings per share ("EPS") from continuing operations were computed using the weighted average number of common shares outstanding each period (632.6 million and 600.4 million for the first nine months ended September 30, 1999 and 1998, respectively). Diluted EPS from continuing operations were computed taking into account the effect of dilutive potential common shares (16.0 million in 1999 and 26.5 million in 1998). Dilutive potential common shares consist of outstanding stock options. Certain potential common share equivalents were not included in the computation of diluted earnings per share, because the effect of their exercise or conversion is not dilutive, when based on the average market price of Monsanto common stock for the period. These included approximately 61.7 million shares of outstanding stock options, which expire through 2008, and 17.5 million of Adjustable Conversion-rate Equity Securities ("ACES") that include stock purchase contracts exercisable in November 2001.

5. Monsanto's 1998 restructuring plan resulted in the recognition of liabilities totaling $280 million (current and long-term) at December 31, 1998. During the third quarter of 1999, 410 employees were severed at a cost of approximately $23 million. Year-to-date severances for 1999 total 1,220 employees at a cost of $77 million. Cash outflows associated with these separations were charged against the restructuring liability. Monsanto completed a portion of the facility closures in the first nine months of 1999, reducing the restructuring liability by another $18 million. In addition, in the third quarter of 1999, Monsanto reversed restructuring liabilities of $61 million pretax which included $42 million pretax related to discontinued operations. These restructuring liability reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Monsanto expects to complete the remaining restructuring actions within the originally planned time frame.

                                                           Work Force    Facility
                                                           Reduction     Closures       Total
         1998 restructuring reserve balance as of
               December 31, 1998                            $  219       $    61       $ 280
         Costs charged against reserves                        (77)          (18)        (95)
         Restructuring reserve reversals                       (45)          (16)        (61)
                                                            --------      --------     --------
         1998 restructuring reserve balance as of
               September 30, 1999                           $    97      $     27     $  124
                                                            =======      ========      ========

6. Components of inventories as of September 30, 1999 and December 31, 1998 were as follows:

                                                                 September 30,           December 31,
                                                                    1999                     1998
                                                                 ------------            -----------
                  Finished goods                                  $     698                  $  908
                  Goods in process                                      446                     337
                  Raw materials and supplies                            486                     492
                                                                  ---------               ---------
                  Inventories, at FIFO cost                           1,630                   1,737
                  Excess of FIFO over LIFO cost                         (32)                    (35)
                                                                 -----------              ---------
                  Total                                             $ 1,598                 $ 1,702
                                                                    ========                =======

                       MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   Unaudited

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

         Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Monsanto's consolidated financial position, profitability or liquidity.

                       MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   Unaudited

8. On January 13, 1999, Monsanto announced its intent to sell its alginates business and on July 1, 1999, Monsanto announced its intent to sell its artificial sweetener and biogum businesses. As a result, these businesses have been reclassified as discontinued operations and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The company expects to sell these businesses for a gain within the next nine months. In addition, Monsanto transferred the remaining Roundup(R)lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively.

     Net sales, income and net assets from discontinued operations are as follows:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------

         Net Sales                                                    $ 243        $ 274             $ 712        $ 971

         Income from Discontinued Operations, Net of tax
                of $15, $3, $30 and $35, respectively                    27           11                57           74

         Gain on Sale of Discontinued Operations:
             Operating Income From Discontinued Operations,
                Net of Tax of $11 million                                23                             23
             Loss on Disposal of Discontinued Operations, Net of
                tax of $7 million                                       (11)                           (11)
                                                                  ----------   ---------          ---------      -------
         Gain on Sale of Discontinued Operations, Net of
                tax of $4 million                                        12                             12

         Net Income from Discontinued Operations                     $   39      $    11           $    69      $    74
                                                                     ======      =======           =======      =======


         Net Assets of Discontinued Operations:             As of September 30, 1999      As of December 31, 1998
                                                            -------------------------     -----------------------

         Current Assets                                            $    579                       $ 1,039
         Non-Current Assets                                           1,339                          1,128
                                                                    -------                        -------
         Total Assets                                                $1,918                       $ 2,307
                                                                     ------                       -------

         Current Liabilities                                        $   182                       $   328
         Non-Current Liabilities                                        150                            132
                                                                   --------                       --------
         Total Liabilities                                          $   332                       $   460
                                                                    -------                       -------

         Net Assets of Discontinued Operations                       $1,586                       $ 1,847
                                                                     ======                       =======

         On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigreed Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc. Closing of this transaction is subject to customary closing conditions; and Monsanto's obligation to close this transaction is subject to satisfaction of all conditions precedent to its merger with D&PL.

         On September 7, 1999, Monsanto announced the sale of the alginates business to International Specialty Products ("ISP"). The closing of this transaction occurred on October 15, 1999 and is recorded in results from discontinued operations. Proceeds from the sale were used to pay down debt.
                                       8

                       MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   Unaudited

9. Business segment data for the three months and nine months ended September 30, 1999 and September 30, 1998 were as follows for net sales, EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Total Monsanto consolidated EBIT includes the effects of unusual items.

          Net income and income from continuing operations for the third quarter and first nine months of 1999 included unusual items after -tax of $9 million and $25 million, respectively. These unusual items included anafter-tax charge of $49 million principally associate
          with  the accelerated   integration  of  the  agricultural   chemical
          and seed operations offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998, partially offset by the cost to exit the alginates business. Net income and income from continuing operations for the third quarter of 1998 included an after-tax charge of $187 million, or
          $0.30 per share, for the  write-off  of  in-process   research  and
          development   ("R&D") principally related to the acquisition of Plant
          Breeding International Cambridge Limited ("PBIC"). This charge in third quarter of 1998 was subsequently revised in fourth quarter of 1998, as a result of clarified guidance on in-process R&D from the United States Securities and Exchange Commission. Net income and income from continuing operations for the first nine months of 1998 included an after-tax charge of $13 million, or $0.02 per share, for the net cost of exiting the Company's optical products business and an after-tax charge of $187 million, or $0.30 per share, for the write-off of in-process R&D, partially offset by a restructuring reserve reversal.

                                                                                          Net Sales
                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                     ------------------               -----------------
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Agricultural Products                                $  951       $  868            $4,020       $3,440
                Pharmaceuticals                                         971          802             2,733        1,941
                Corporate and Other                                      23           42                88          148
                                                                  ---------    ---------         ---------     --------
                    Total Net Sales                                  $1,945       $1,712            $6,841       $5,529
                                                                     ======       ======            ======       ======

                                                                                          EBIT
                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                     -------------------             ------------------
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Segment EBIT (excluding unusual items):

                Agricultural Products                               $   (25)       $ 103             $ 778        $ 921
                Pharmaceuticals                                         142          130               432          128
                Corporate and Other                                     (39)         (73)             (186)        (209)
                                                                   ---------     --------           -------      -------
                Total segment EBIT (excluding unusual items)             78          160             1,024          840
                                                                   ---------      -------            ------      ------

                Restructuring and Other Unusual Items
                     from Continuing Operations - Net                   (38)        (189)              (38)        (202)
                                                                   ---------     --------          --------     --------
                Total EBIT from Continuing Operations               $    40      $   (29)           $  986      $   638
                                                                    ========   ==========           =======   =========

                       MONSANTO COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   Unaudited

9.       (Continued)
                                                                                EBITDA (excluding unusual items)

                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30,                 September 30,
                                                                      1999          1998              1999         1998
                Segment EBITDA (excluding unusual items):

                Agricultural Products                                 $  91        $ 194            $1,121       $1,163
                Pharmaceuticals                                         181          171               550          227
                Corporate and Other                                     (23)         (70)             (134)        (208)
                                                                       -----        -----           -------       ------
                Total Segment EBITDA   (excluding unusual items)         249         295             1,537        1,182
                                                                       -----        ------          -------       -----

                Interest Expense                                         83           49               287          144
                Income Taxes                                            (53)          33               243          215
                Amortization Expense                                     92           51               259          167
                Depreciation                                             87           84               262          198
                Restructuring and Other Unusual Items - Net              30          189                30          179
                                                                    -------       ------           -------      -------
                Income from Continuing Operations                    $   10      $  (111)           $  456       $  279
                                                                     ======      ========           ======       ======


         Financial information for the third quarter or first nine months should
         not  be  annualized.   Monsanto's   sales  and  operating   income  are
         historically  higher  during  the  first  half of the  year,  primarily because of the  concentration of sales from the  Agricultural  Products segment in the first half of the year.

10. In the third quarter of 1999, Monsanto recorded an after-tax charge of $49 million for unusual items principally associated with the accelerated integration of Monsanto's agricultural chemical and seed operations. Also during the third quarter of 1999, a net after-tax gain of $40 million was recorded from the reversal of restructuring liabilities originally established in 1998, partially offset by $11 million of cost to exit the alginates business. These restructuring liability reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily because of the disposal of the alginates business. The following table represents the expenses / (income) components of the net after-tax charge of $9 million that was recorded in the Statement of Consolidated Income as the result of these unusual items. In the third quarter of 1998, Monsanto recorded unusual items of $189 million pretax for the write-off of in-process research and development ("R&D") related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). This charge in third quarter of 1998 was subsequently revised in fourth quarter of 1998, as a result of clarified guidance on in-process R&D from the United States Securities and Exchange Commission. Total Unusual Items

                                                          Unusual            Restructuring    Nine Months Ended
                                                          Charges            Reversals        September 30, 1999
                                                          -------            -------------    ------------------
         Cost of Goods Sold                               $    20          $      -                $   20
         Amortization of Intangible Assets                      8                 -                     8
         Restructuring Expense                                 47                (37)                  10
                                                            ------              ------             -------
         (Income) Loss from Continuing
                Operations Before Tax                          75                (37)                  38
         Income Taxes                                         (26)                13                  (13)
                                                            ------              ------             --------
         (Income) Loss from Continuing Operations              49                (24)                  25

         Income from Discontinued Operations,
                Net of tax of $15                              -                 (27)                 (27)
         Loss on Sale of  Discontinued
                Operations, Net of tax of $7                   -                  11                   11
                                                          -----------         --------              -------
         Net (Income) Loss                                $     49           $   (40)             $     9
                                                          ========            ========              ========

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization) exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Total Monsanto consolidated EBIT includes the effects of unusual items.

Results from  Continuing  Operations - Third  Quarter 1999  Compared  with Third
--------------------------------------------------------------------------------
Quarter 1998
------------
Net income for Monsanto totaled $49 million, or $0.08 per share, in the third quarter of 1999 compared with a net loss of $100 million, or $0.17 per share, for the third quarter of 1998. Monsanto recorded income from continuing operations in the third quarter of 1999 of $10 million, or $0.02 per share, compared with a loss from continuing operations of $111 million, or $0.18 per share, for the prior year quarter. Net income and income from continuing operations for the third quarter of 1999 included unusual items of $9 million after-tax, or $0.01 per share, and $25 million, or $0.04 per share, respectively. Unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations, offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998. This gain was partially offset by the cost to exit the alginates business. The restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Net income and income from continuing operations for the third quarter of 1998 included an after-tax net charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D"), principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). If the unusual charges were excluded in 1999 and 1998, income from continuing operations would have been $35 million, or $0.05 per share, in 1999, versus $76 million, or $0.12 per share, in 1998, a decrease of $41 million, or $0.07 per share. The third quarter of 1998 included one-time pretax payments of $140 million from Pfizer Inc. and $32 million from The Scotts Company.

Consolidated earnings before interest expense and taxes ("EBIT") from continuing operations was $40 million in the third quarter of 1999, compared with an EBIT loss from continuing operations of $29 million in the third quarter of 1998. Net sales increased to $1,945 million in the third quarter of 1999, compared with net sales of $1,712 million for the same period a year ago. Selling, general and administrative ("SG&A") expenses increased to $714 million in the third quarter of 1999 compared with prior year quarter SG&A expenses of $517 million. The inclusion in 1999 of SG&A expenses from acquired seed companies and continued marketing spending associated with Celebrex(R) arthritis treatment were the primary reasons for the increase.

Amortization of intangible assets increased to $92 million in the third quarter of 1999, compared with $51 million for the same period a year ago, principally because of the increase in intangible assets related to the seed company acquisitions made in 1998. Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings which created a higher debt level in third quarter 1999 compared with the same period in the prior year. As a result, interest expense increased to $83 million in the third quarter of 1999 versus $49 million in the third quarter 1998. Other expense increased slightly in the third quarter of 1999, to $37 million compared with $30 million in the prior year quarter, primarily because of increases in minority interest expense and higher foreign currency losses in the third quarter of 1999. A tax benefit of $53 million was recorded for the third quarter of 1999 compared with a tax expense of $33 million in the prior year quarter, primarily because of a change in the cumulative effective tax rate for 1999. This benefit was driven by the recognition of greater than anticipated foreign tax credits.

In the first half of 1999, Monsanto announced its intent to sell the alginates, artificial sweetener and biogum businesses. As a result, these businesses have been reclassified as discontinued operations and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The company expects to sell these businesses for a gain within the next nine months. In addition, Monsanto transferred the remaining Roundup(R) lawn-and-garden and nutrition research operations of the former
Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively. Business segment data for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                                                          Net Sales
                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                     September 30,
                                                                     -------------------             ------------------
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Agricultural Products                                $  951       $  868            $4,020       $3,440
                Pharmaceuticals                                         971          802             2,733        1,941
                Corporate and Other                                      23           42                88          148
                                                                  ---------    ---------         ---------     --------
                Total Net Sales                                      $1,945       $1,712            $6,841       $5,529
                                                                     ======       ======            ======       ======


                                                                                          EBIT
                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                      1999          1998              1999         1998
                                                                    -------       ------            ------       ------
                Segment EBIT (excluding unusual items):

                Agricultural Products                               $   (25)       $ 103             $ 778        $ 921
                Pharmaceuticals                                         142          130               432          128
                Corporate and Other                                     (39)         (73)             (186)        (209)
                                                                   ---------     --------           -------      -------
                Total Segment EBIT (excluding unusual items)             78          160             1,024          840
                                                                   ---------      -------            ------      ------

                Restructuring and Other Unusual Items - Net             (38)        (189)              (38)        (202)
                                                                   ---------     --------          --------     --------
                Total EBIT from Continuing Operations               $    40      $   (29)           $  986      $   638
                                                                    ========   ==========           =======     =======

Agricultural Products Segment
-----------------------------
The Agricultural Products segment recorded an EBIT (excluding unusual items) loss of $25 million in the third quarter of 1999 compared with EBIT (excluding unusual items) income of $103 million in the third quarter of 1998. The decrease in EBIT (excluding unusual items) of $128 million was primarily attributed to one-time events in the Roundup(R) lawn and garden business, increased amortization expense, and timing of biotechnology marketing expenses. Revenues from the Roundup(R) lawn and garden business declined by $36 million when compared with revenues from the prior year quarter primarily because of changes in the distribution network. Additionally, Roundup(R) lawn and garden results for third quarter 1998 included a one-time $32 million payment from The Scotts Company for the right to sell and market Roundup(R) herbicide for lawn and garden uses. Amortization of intangible assets increased $35 million in the third quarter of 1999 when compared with the prior year, principally because of an increase in intangible assets related to seed company acquisitions in 1998. SG&A expenses for the third quarter of 1999 increased over the prior year quarter primarily because of the inclusion of seed companies and $22 million of biotechnology marketing expenses, which historically have occurred in the fourth quarter. Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the third quarter of 1999 compared with bad debt expense in the prior year quarter.

Net sales for the Agricultural Products segment were $951 million, in the third quarter of 1999, compared with net sales of $868 million in the third quarter of 1998, a 10 percent increase. The inclusion of sales from seed companies acquired in 1998 accounted for the increase. Sales volumes for the family of Roundup(R) herbicides in the third quarter of 1999 were higher when compared with sales volumes in the third quarter of 1998. The higher sales volumes, led by increases in the United States and strong recovery in Brazil, were primarily driven by lower prices of Roundup(R) herbicides. These higher sales volumes were partially offset by lower sales volumes in Argentina and eastern Europe because of unfavorable economic conditions. Additionally, Asia and Australian sales volumes were lower when compared with sales volumes in the prior year quarter because of unfavorable weather conditions.

Pharmaceuticals Segment
-----------------------
EBIT (excluding unusual items) for the Pharmaceuticals segment increased to $142 million for the third quarter of 1999, compared with EBIT (excluding unusual items) of $130 million in the third quarter of 1998. EBIT (excluding unusual items) for third quarter 1998 included $140 million in milestone payments from Pfizer Inc. relating to Celebrex(R) arthritis treatment. The continued strong product sales of Celebrex(R) arthritis treatment and increased sales of Ambien(R) short-term treatment for insomnia were the primary reasons for the increase. SG&A expenses rose because of increased spending associated with the marketing of Celebrex(R) for the third quarter of 1999.

The Pharmaceuticals segment recorded net sales of $971 million in the third quarter of 1999, compared with net sales of $802 million during the same period in 1998, a 21 percent increase. The strong product sales of Celebrex(R) were primarily responsible for the increase. The increase in net sales was partially offset by a decrease in sales of Arthrotec(R) and Daypro(R) arthritis treatment in the United States as market share shifted toward Celebrex(R). Sales of Ambien(R) short-term treatment for insomnia increased $46 million, or 54 percent, in the third quarter of 1999, when compared to the prior year quarter, as new and refill prescription rates continued to grow.

Corporate and Other Segment
---------------------------
Corporate and Other segment EBIT (excluding unusual items) increased 47 percent in the third quarter of 1999 when compared with EBIT (excluding unusual items) in the third quarter of the prior year, primarily because of lower SG&A expenses as a result of cost adjustments associated with executive compensation programs combined with lower incentive accruals in the current year quarter. Net sales were $18 million lower in the third quarter of 1999 when compared with net sales in the same period last year, primarily because of lower sales from the Envirochem business. SG&A expenses were lower because of the absence of businesses divested and lower incentive accruals.

Segment EBITDA (excluding unusual items)
---------------------------------------
Business segment earnings before interest expense, taxes, depreciation and amortization (EBITDA) excluding unusual items for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                                                 EBITDA (excluding unusual items)

                                                                     Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                 ---------------------------      ----------------------
                                                                      1999          1998              1999         1998
                                                                    -------       ------              ----         ----
                EBITDA (excluding unusual items):

                Agricultural Products                                 $  91        $ 194            $1,121       $1,163
                Pharmaceuticals                                         181          171               550          227
                Corporate and Other                                     (23)         (70)             (134)        (208)
                                                                     -------      -------          --------       ------
                Total EBITDA from Continuing
                   Operations (excluding unusual items)                 249          295             1,537        1,182
                                                                     -------      -------           ------        -----

                Interest Expense                                         83           49               287          144
                Income Taxes                                            (53)          33               243          215
                Amortization Expense                                     92           51               259          167
                Depreciation                                             87           84               262          198
                Restructuring and Other Unusual Items - Net              30          189                30          179
                                                                    -------       ------           -------      -------
                Income from Continuing Operations                    $   10      $  (111)           $  456       $  279
                                                                     =======     ========           ======       ======

Monsanto's EBITDA (excluding unusual items) in the third quarter of 1999 was $249 million, compared with EBITDA (excluding unusual items) of $295 million in the third quarter of 1998, a decrease of 16 percent. Results in 1998 reflected one-time pretax payments from Pfizer Inc. of $140 million and from The Scotts Company of $32 million. The absence of such transactions in the third quarter of 1999 was partially offset by the inclusion of the results from seed companies acquired in 1998 and increased sales from Celebrex(R) arthritis treatment. On a segment basis, Monsanto's Agricultural Products segment EBITDA (excluding unusual items) decreased to $91 million in the third quarter of 1999 compared with EBITDA (excluding unusual items) of $194 million in the third quarter of 1998. This decrease was primarily a result of one-time events in the Roundup(R) lawn and garden business, and change in the timing of biotechnology marketing expenses. On a quarter-to-quarter basis, Monsanto's Pharmaceuticals segment EBITDA (excluding unusual items) improved to $181 million in the third quarter of 1999, from EBITDA (excluding unusual items) of $171 million in the third quarter of 1998, because of the strong product sales of Celebrex(R) arthritis treatment and Ambien(R) short-term treatment for insomnia.

Financial information for the third quarter or first nine months of 1999 should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of sales from the Agricultural Products segment in the first half of the year.

Results from  Continuing  Operations - First Nine Months of 1999  Compared  with
--------------------------------------------------------------------------------
First Nine Months of 1998
-------------------------

Net income for Monsanto totaled $525 million, or $0.81 per share, for the first nine months of 1999, compared with net income of $353 million, or $0.56 per share, for the first nine months of 1998. Monsanto earned income from continuing operations for the first nine months of 1999 of $456 million, or $0.70 per share, compared with income from continuing operations of $279 million, or $0.45 per share, for the same period in 1998. However, results from both years included unusual items. Net income and income from continuing operations for the first nine months of 1999 included unusual items after-tax of $9 million, or $0.01 per share, and $25 million, or $0.04 per share, respectively. Unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations, which was offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998. This gain was partially offset by an after-tax charge of $11 million for the cost to exit the alginates business. The restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Prior-year net income and income from continuing operations included an after-tax net charge of $13 million, or $0.02 per share, for the net cost of exiting the company's optical products business offset by a restructuring reserve reversal, and an after-tax net charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D"), principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). Excluding the unusual items, income from continuing operations would have totaled $481 million, or $0.74 per share, in the first nine months of 1999, versus $479 million, or $0.76 per share, in the same period of 1998.

Consolidated earnings before interest expense and taxes ("EBIT") from continuing operations increased 55 percent to $986 million for the first nine months of 1999, compared with EBIT from continuing operations of $638 million for the first nine months of 1998. Sales for the first nine months of 1999 grew to $6,841 million, primarily because of the inclusion of seed companies acquired in 1998 and the strong performance of the Pharmaceuticals segment. Selling, general and administrative ("SG&A") expenses increased to $2,107 million in the first nine months of 1999 compared with SG&A expenses of $1,528 million in the same period of 1998. Inclusion in the first nine months of 1999 of SG&A expenses from acquired seed companies and continued marketing spending associated with Celebrex(R) arthritis treatment were principally responsible for the increase. Technological expenses rose 8 percent in the first nine months of 1999, compared with technological expense in the first nine months of 1998, primarily due to the inclusion in 1999 of acquired seed companies and continued spending on crop biotechnology initiatives.

Amortization of intangible assets increased 55 percent for the first nine months of 1999 compared with the first nine months of 1998, principally because of the increase in intangible assets related to seed companies acquired in 1998. Interest expense increased to $259 million for the first nine months of 1999 compared with interest expense of $144 million in the prior year period, primarily due to higher debt levels. The higher debt level in 1999 was required as Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings. The decline in other income of $20 million in the first nine months of 1999 primarily reflects lower equity income and higher foreign currency losses. Equity income is lower by $14 million for the first nine months of 1999, compared with equity income in the first nine months of 1998, primarily because of losses associated with the divestment of the Kiel Partnership. Continued economic weakness in certain Latin American and eastern European countries have driven foreign currency losses higher in the first nine months of 1999 when compared to the prior year period.

Agricultural Products Segment
-----------------------------
Agricultural Products segment EBIT (excluding unusual items) was $778 million in the first nine months of 1999, compared with EBIT (excluding unusual items) of $921 million for the first nine months of 1998, a 16 percent decrease. The decrease in EBIT (excluding unusual items) in the first nine months of 1999, compared with the first nine months of 1998, was attributed to increases in SG&A, technological, and amortization costs, as well as one-time events in the Roundup(R) lawn and garden business, all of which more than offset increased sales. The inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives caused an increase in SG&A and technological expenses in the first nine months of 1999. An increase in intangible assets related to seed companies acquired in 1998 caused higher amortization expense year-to-date compared with amortization expense in the prior year period. Revenues from the Roundup(R) lawn and garden business declined by $36 million when compared with revenue in the prior year period because of changes in the distribution network. Additionally, Roundup(R) lawn and garden results for third quarter 1998 included a one-time $32 million payment from The Scotts Company for the right to sell and market Roundup(R) herbicide for lawn and garden uses. Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the first nine months of 1999 compared with bad debt expense in the same period a year ago.

Year-to-date net sales for the Agricultural Products segment increased $580 million, or 17 percent, compared to the prior year period, primarily because of the inclusion of sales from seed companies acquired in 1998. In addition, higher licensing revenues from crops developed through biotechnology, and sales for the family of Roundup(R) herbicides, which were partially offset by lower sales of other herbicides, contributed to the increase. Biotechnology licensing revenues increased 61 percent in the first nine months of 1999 compared with the same period in 1998.

Sales volume for the family of Roundup(R) herbicides increased primarily driven by increased usage in conservation tillage and over-the-top use of RoundupReady(R) crop applications. Sales volumes rose in many world areas, especially North America and Asia. Sales associated with these volume increases were largely offset by lower overall prices of Roundup(R) herbicides. Sales volumes were relatively flat and prices were lower in Latin America due to the weakened economy. Unfavorable weather conditions in Australia and Indonesia partially offset sales volume increases of Roundup(R) herbicide in other world areas in the first nine months of 1999.

Pharmaceuticals Segment
-----------------------
EBIT (excluding unusual items) for the Pharmaceuticals segment increased to $432 million for the first nine months of 1999, compared with EBIT (excluding unusual items) of $128 million in the same period a year ago. EBIT (excluding unusual items) in the first nine months of 1998 included $240 million of milestone payments from Pfizer Inc. related to Celebrex(R) arthritis treatment. The strong EBIT (excluding unusual items) performance for the first nine months of 1999 can primarily be attributed to the sales increase of Celebrex(R) arthritis treatment and Ambien(R) short-term treatment for insomnia . SG&A expenses increased $463 million, or 63 percent primarily because of increased spending associated with Celebrex(R) arthritis treatment marketing programs.

Net sales for the Pharmaceuticals segment rose to $2,733 million in the first nine months of 1999, compared with net sales of $1,941 million in the same period of 1998, an increase of 41 percent. The successful launch and continued strong sales of Celebrex(R) arthritis treatment is the primary reason for the increase. In addition, segment sales for the first nine months of 1999 reflect significant increases in sales volumes of Arthrotec(R) arthritis treatments and Ambien(R) short-term treatment for insomnia when compared with sales volumes in the same period in 1998.

Corporate and Other Segment
---------------------------
Corporate and Other segment EBIT (excluding unusual items) increased $23 million, or 11 percent, for the first nine months of 1999 when compared with the same period a year ago, primarily because 1998 included operating losses of businesses which were divested. Net sales were $60 million lower in the first nine months of 1999, primarily because of the disposal of the Orcolite(R) and Diamonex(R) optical products businesses in 1998. SG&A expenses were $72 million lower in the first nine months of 1999 compared with the same period a year ago, primarily because of divested businesses and lower incentive accruals.

Results from Discontinued Operations
------------------------------------
Net sales in the third quarter of 1999 were $243 million compared with net sales of $274 million in the same period of 1998. The decline was primarily because of the January 1999 divestiture of the Ortho(R) lawn-and-garden products business. Income from discontinued operations was $27 million in the third quarter of 1999 compared with the prior year of $11 million. Income from discontinued operations for the third quarter 1999 and third quarter of 1998 is net of tax of $15 million and $3 million, respectively. Income from discontinued operations for the third quarter of 1999 is associated with the partial reversal of restructuring reserves established in 1998. The restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. The gain on sale of discontinued operations for the third quarter of 1999, which is the results of the discontinued business from June 30, 1999 through September 30, 1999, was $12 million, net of taxes of $4 million, and included net after-tax costs of $11 million to exit the alginates business.

Net sales for the first nine months of 1999 were $712 million compared with net sales of $971 million in the same period of the prior year, primarily because of the divestiture of the Ortho(R) lawn-and-garden products business. Income from discontinued operations was $57 million, net of taxes of $30 million, for the first nine months of 1999, compared with $74 million, net of taxes of $35 million, in the prior year.

Changes in Financial Condition - September 30, 1999 Compared with Dec. 31, 1998
-------------------------------------------------------------------------------
Working capital as of September 30, 1999 increased to $2,076 million from $1,427 million as of December 31, 1998, primarily because of an increase in the Agricultural Products segment's trade receivables. This increase was partially offset by an inventory decrease of $104 million. The current ratio was 1.6 at September 30, 1999 compared to 1.4 at year-end 1998. Accounts payable balance remained relatively unchanged while short-term debt decreased $154 million when compared to the 1998 year-end balance. The restructuring liability of $280 million established in 1998 was reduced by $95 million in the first nine months of 1999 to cover the cost for employees severed and facility closures. In addition, Monsanto reversed restructuring reserves established in 1998 totaling $61 million pretax in the third quarter of 1999. These restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Monsanto expects to complete the remaining restructuring actions within the originally planned time frame. The percent of total debt to total capitalization decreased to 57 percent as of September 30, 1999 compared with 60 percent as of December 31, 1998 as collections of trade receivables were used to pay down long-term debt by $298 million.

Operating activities from continuing operations provided a net $509 million of cash in the first nine months of 1999, compared with $61 million of cash provided from operations during the same period in 1998. The increase in cash provided from operations resulted primarily from increased income from continuing operations of $205 million and increase in non-cash charges for amortization and depreciation of $156 million, primarily associated with seed companies acquired in 1998. For comparative purposes, cash provided from operations for the first nine months of 1998 included the collection of $225 million of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first nine months of 1999 provided $49 million of cash compared with a use of cash of $1,204 million in the first nine months of 1998. Investing activities for the 1999 period included the proceeds from the divestment of the Ortho(R) lawn-and-garden business for $340 million. Also, investing activities for the first nine months of 1999 included $335 million representing a refund of a portion of the original purchase price for certain international seed operations of Cargill acquired in 1998. Financing activities for the first nine months of 1999 used $419 million of cash compared with cash provided of $1,069 million of in the first nine months of 1998. Financing activities for the first nine months of 1999 include a net decrease in long-term financing of $323 million, and a net decrease in short-term borrowings of $154 million. Financing activities for the first nine months of 1998 included borrowings related to the 1998 seed company acquisitions.

On June 4, 1999, Monsanto announced that the interest rate on $2.5 billion of senior unsecured debt, issued in a private placement in late 1998, would increase 25 basis points beginning June 8, 1999. These debt securities were to be registered with the Securities and Exchange Commission ("SEC") by June 7, 1999. The registration statement relating to these debt securities, which was filed in March 1999, is being reviewed by the staff of the SEC and will not be declared effective until the staff review is completed. This interest rate increase is temporary, and will be discontinued after the registration statement is declared effective and other conditions are met.

On October 20, 1999, Monsanto and Cargill announced that they had reached an agreement that resolves outstanding issues related to Monsanto's purchase of certain international seed operations of Cargill. Under terms of the agreement, Cargill made a cash payment to Monsanto for the lost use of certain germplasm and for damages caused by the delay in integrating certain international seed operations. Additionally, Monsanto and Pioneer Hi-Bred International, Inc. ("Pioneer") announced a resolution of the litigation between them stemming from Monsanto's purchase of these Cargill international seed operations. Under terms of this agreement, Monsanto is required to destroy genetic material derived from Pioneer's seed lines and pay damages to Pioneer. As a result, the purchase price for certain international seed operations of Cargill has been reduced by $261 million and final estimates related to the purchase price allocation to goodwill, inventories, and other individually insignificant tangible assets are expected to be completed and adjusted during the fourth quarter of 1999. Any other adjustment to the purchase price allocation for the businesses acquired is not expected to materially impact Monsanto's financial position, results of operations, or cash flows.

In 1998, Monsanto announced that it had entered into a definitive agreement with Delta and Pine Land Company ("D&PL") to merge it with Monsanto. Under terms of the agreement, D&PL shareowners would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of D&PL they hold. Approximately 33 million shares of Monsanto common stock would be issued to D&PL shareowners. Based on Monsanto's closing stock price of $53 1/2 per common share on May 8, 1998, the date of the merger agreement, this would result in a purchase price for purchase accounting purposes of approximately $1.8 billion. The merger, already approved by D&PL shareowners, is subject to regulatory approvals and other customary conditions. This transaction would be accounted for as a purchase.

On September 7, 1999, Monsanto announced the sale of the alginates business to International Specialty Products. The proceeds from the sale of the alginates business have been recorded as part of discontinued operations and have been used to pay down debt.

Outlook for Agricultural Products - Update
------------------------------------------
Worldwide agricultural economic conditions continue to be challenging to the industry. Monsanto is monitoring the effect on the business of low commodity prices and reduced farmer margins.

Monsanto continues to address concerns of consumers, public interest groups and government regulators regarding acceptance and approval of agricultural and food products developed through biotechnology. The European Union continues to delay approvals for planting of seeds with agricultural biotechnology traits; and a court decision in Brazil has delayed planting of RoundupReady(R) soybeans in that country. Although seeds with Monsanto's agricultural biotechnology traits have been well-accepted and successfully planted by farmers in the United States and other countries, delays in import approvals and continuing public acceptance issues may affect the market for these seeds in the United States and in other countries where planting is permitted.

Outlook for Pharmaceuticals - Update
------------------------------------
On October 27, Monsanto announced that Searle, Monsanto's pharmaceutical subsidiary, had acquired two cardiovascular products in a number of European countries from AStraZeneca, which is divesting these products to comply with European Commission merger conditions. Under terms of the agreement, Searle has exclusive trademark rights to Beloc ZOC Comp(R) throughout Europe and exclusive distribution rights to Tenormin(R) in Scandinavia.

Company Prepares for Year 2000
------------------------------
State of Readiness
------------------
Monsanto's preparations for Year 2000 are fundamentally complete. The company has remediated and tested the internal business application systems, information technology ("IT") infrastructure components, and embedded systems components vital to serving customer needs. During the fourth quarter of 1999, the company will continue to test systems and components; monitor the readiness of key suppliers; and exercise and test business continuity plans. Monsanto is committed to making certain that our systems and processes will continue to function into the Year 2000 as they do today in order to minimize the possibility of any inconvenience for our customers.

Background
----------
Beginning in 1996, the company initiated the Global Year 2000 Program (the "Y2K Program") to ensure that its business would not be adversely affected by the inability of many existing computer systems to distinguish between the year 1900 and the year 2000. The Y2K Program covers all company sites in all world areas.

The company's Y2K Program encompasses all areas of the company's internal systems including conventional business applications, IT infrastructure, and embedded systems. Embedded systems include process control/manufacturing, laboratory automation systems, and site-specific facility management systems such as elevators and heating and cooling systems. The remediation process applied to each area consists of four-steps: Identification of the systems or components that need to be replaced or fixed; assessment of the extent of the work required (internal investigation or research with vendor or manufacturer); prioritization of the work; and successful completion of the required remediation activity.

All  material   remediation   work  for  all  business   sectors   (Agriculture,
Pharmaceuticals ), including all recent acquisitions, was completed by September 30, 1999.

Contingency Planning
--------------------
The company began a major contingency planning initiative in November 1998 with the establishment of the Y2K Business Continuity Team. Continuity plans have been prepared in critical functional areas throughout the company and have been consolidated into comprehensive plans around key business sectors. These plans include risk assessment, failure response, manual procedures, and emergency communications, among other items.

Preparedness exercises are scheduled for the fourth quarter of 1999, and the company will continue to adjust contingency plans as needed throughout 1999. The plans include a multi-tiered Y2K communication center structure (world area, business sector, and corporate) encompassing all critical regional locations. The Y2K Communication Centers will be staffed 24 hours a day from December 31, 1999 continuing through January 3, 2000. The centers will monitor the transition to the Year 2000 and will supplement existing problem resolution and emergency communications processes. Although the company does not expect to experience any significant Y2K problems, contingency plans will be ready to deal with any emergency.

Costs
-----
The company continues to evaluate the estimated costs associated with Y2K compliance based on actual experience. The total cost is currently projected at about $35 million, with approximately $32.6 million expended through September 30, 1999. Such costs encompass only the company's Y2K remediation efforts and do not include expenses such as overtime wages, additional warehouse space or increased finance costs which may be incurred upon implementation of the company's contingency plans. The company does not expect the costs associated with its Year 2000 efforts to be materially adverse to the company's business operations, financial position, profitability or liquidity.

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

Euro Conversion
---------------
On Jan. 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their national currencies and the euro. During the transition period from Jan. 1, 1999 until June 30, 2002, both the national currencies and the euro will be legal currencies. Beginning July 1, 2002, the national currencies of the participating countries no longer will be legal tender for any transactions.

In Sept. 1997, Monsanto formed a cross-functional team and engaged a consultant to prepare for the euro conversion. Since Jan. 1, 1999, Monsanto engaged in euro-denominated transactions and is legally compliant. Monsanto expects to have all affected information systems fully converted by April 2001. Monsanto does not expect the euro conversion to have a material effect on its competitive position, business operations, financial position or results of operations.

Forward Looking Information
---------------------------
Other important factors affecting Monsanto's business are discussed in Item 5 of
Part II of this Report, under the heading "Disclosure Regarding Forward Looking Information", incorporated herein by reference.

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

Significant interest rate risk sensitive instruments as of September 30, 1999 were:

                                                                                         Expected Maturity Date
                                      1999    2000        2001         2002         2003         Thereafter       TOTAL
                                    ------- ------        ----         ----         ----         ----------       -----

Long-Term Debt:
         Fixed Rate ($US)
     Principal Amount                       $ 161       $  533         $ 19        $ 738          $ 2, 797     $ 4, 248
     Average Interest Rate                    6.1%         5.6%         8.3%         6.1%              6.7%         6.5%

     Fixed Rate (Japanese Yen)                                                                   $      96    $      96
     Average Interest Rate                                                                             5.6%         5.6%

     Variable Rate ($US)
     Principal Amount (1)                   $  60      $ 1,063         $ 72        $ 365         $     208      $ 1,769
     Average Interest Rate                    5.1%         5.4%         5.0%         5.3%              4.1%         5.2%

Short-Term Debt:
     Fixed Rate ($US)
     Principal Amount            $   57                                                                              57
     Average Interest Rate         7.5%                                                                            7.5%

     Variable Rate ($US)
      Principal Amount (2)     $    556                                                                           $ 556
     Average Interest Rate         5.4%                                                                             5.4%

(1)   Includes $1.0 billion of commercial paper that is assumed to be renewed through 2001, when the company's
     $1.0 billion credit facility expires.
(2)   Average  variable  rates are based on the variable  rates on  September  30, 1999. Actual rates may be higher or lower.

The instruments in the table of significant currency exchange rate risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding at September 30, 1999. At September 30, 1999, the following significant forward contracts were outstanding (all expected to mature by September 30, 2000): purchases of Brazilian real with a notional amount of $10 million and an average exchange rate of 1.93 Brazilian real per U.S. dollar; sales of Canadian dollars with a notional amount of $126 million and an average exchange rate of 1.4742 Canadian dollars per U.S. dollar; sales of British pounds with a notional amount of $400 million and an average exchange rate of
0.6126 British pounds per U.S. dollar; sales of Australian dollars with a notional amount of $39 million and an average exchange rate of 1.5330 Australian dollars per U.S. dollar; sales of Polish zlotys with a notional amount of $47 million and an average exchange rate of 4.1667 Polish zlotys per U.S. dollar; purchases of Japanese yen with a notional amount of $87 million and an average exchange rate of 106.86 Japanese yen per U.S. dollar; sales of South African rand with a notional amount of $33 million and an average exchange rate of 6.114 South African rand per U.S. dollar; sales of Czech koruna with a notional amount of $8 million and an average exchange rate of 34.3680 Czech koruna per U.S. dollar; sales of Hungarian forint with a notional amount of $8 million and an average exchange rate of 244.5 Hungarian forint per U.S. dollar; sales of Indonesian rupiahs with a notional amount of $25 million and an average exchange rate of 8302 Indonesian rupiah per U.S. dollar; sales of Philippines pesos with a notional amount of $10 million and an average exchange rate of 40.05 Philippines pesos per U.S. dollar; sales of Thailand baht with a notional amount of $5 million and an average exchange rate of 39.76 Thailand baht per U.S. dollar; sales of Mexican pesos with a notional amount of $8 million and an average exchange rate of 9.4410 Mexican pesos per U.S. dollar; and sales of European euros with a notional amount of $121 million and an average exchange rate of 0.9541 European euros per U.S. dollar. The fair market values of these contracts approximated the notional amounts at September 30, 1999.

The instruments in the table of significant commodity price risk sensitive instruments that appeared in the 1998 Annual Report and Form 10-K were no longer outstanding at September 30, 1999. At September 30, 1999, the following significant commodity price risk sensitive instruments were outstanding: purchased soybean futures contracts totaling $109.1 million (20.4 million bushels at a weighted average price per bushel of $5.36) with a fair value of $100.2 million, purchased corn futures contracts totaling $28.4 million (12.8 million bushels at a weighted average price per bushel of $2.21) with a fair value of $26.6 million, and sold lean hogs futures contracts totaling $6.6 million (0.1 million CWT with a weighted average price per CWT of $53.07) with a fair value of $6.0 million.

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

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, in 1974, Searle introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7. Following extensive testing by Searle and review by the FDA, the Cu-7 was approved for sale as a prescription drug in the United States. It was marketed internationally as the Gravigard. Searle has been named as a defendant in a number of product liability lawsuits alleging that this IUD caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of October 28, 1999, there remains 1 case pending in the United States, and approximately 270 cases filed outside the United States (the vast majority in Australia). On February 22, 1999, Searle received a defense verdict after a trial of the nine lead
Australian plaintiffs. Though not technically a class action, these nine individuals are considered representative of the entire group of Australian plaintiffs. Plaintiffs' are appealing that verdict. The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7 in the United States, citing the cost of defending such litigation. Ex-U.S. sales were discontinued in 1990.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Reports on Form 10-Q for the quarters ending March 31, 1999, and June 30, 1999, Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs alleged an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, settled the federal class action case. Trial of the federal class action case commenced on September 14, 1998. On November 30, 1998, Searle and its co-defendants received a verdict for the defense and all claims were dismissed. On January 4, 1999, the class plaintiffs filed a notice of appeal with the U. S. Court of Appeals for the Seventh Circuit. Following oral arguments in June 1999, the Seventh Circuit Court of Appeals ruled on July 13, 1999. The opinion upheld most of the lower court's decision to throw out price fixing charges against the manufacturers as well as the wholesalers. The court reversed the trial judge on one discrete issue involving the Consumer Price Index. Petitions for a rehearing on that issue have been denied. Cases relating to the chain pharmacies that had opted out of the class are in the final stages of discovery. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. While many of these suits have been settled, suits remain pending in a number of states including California, Alabama and North Dakota.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, in 1996 the company was the first to commercially introduce cotton containing a gene encoding for Bacillus thuringiensis ("Bt") endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On October 22, 1996, Mycogen Corporation ("Mycogen") filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against the company, DEKALB Genetics Corporation ("DEKALB") (subsequently acquired by Monsanto) and Delta & Pine Land Company alleging infringement of Bt related U.S. Patent Nos. 5,567,600 and 5,567,862 issued to Mycogen on that date. Jury trial in this matter concluded on February 3, 1998 with a verdict in favor of all defendants. The patents of Mycogen were found invalid on the basis that Monsanto was a prior inventor. On September 8, 1999, the District Court issued a revised order which upheld the jury verdict and also ruled that Mycogen's patents were invalid due to their lack of enablement. On September 17, 1999, Mycogen filed its notice of appeal in this matter.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, on May 19, 1995, Mycogen initiated suit in U.S. District Court in California against the company alleging infringement of U.S. Patent No. 5,380,831 involving synthetic Bt genes and seeking damages and injunctive relief. The District Court has granted motions dismissing virtually all of Mycogen's patent claims on the basis that products containing Bt genes made prior to January 1995 do not infringe the patent. The company has various meritorious defenses to the claims of Mycogen including non-infringement, lack of validity, prior invention and collateral estoppel as a result of the outcome in the jury trial in which Mycogen's related patents were found invalid. Monsanto has made application to dismiss the Mycogen patent claims on the basis that the related Delaware litigation is now subject to a final judgment. Monsanto's application is under advisement by the District Court. The company is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. In all of the foregoing actions the company is vigorously litigating its position and is asserting that the final judgment in the Delaware litigation is dispositive of Mycogen's claim for a valid patent.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, in 1997 the company commercially introduced corn containing a gene encoding for Bt endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On January 21, 1997, Novartis Seeds, Inc. ("Novartis") filed suits in U.S. District Court in Delaware seeking damages and injunctive relief against the company and DEKALB, alleging infringement of Bt related U.S. Patent No. 5,595,733 issued to Ciba-Geigy Corporation (Seed Division) and now held by Novartis. The cases of Monsanto and DEKALB were consolidated and tried to jury verdict in favor of defendants on November 9, 1998. The jury determined that the Novartis patent was invalid and not enabled. As part of a settlement of all pending litigation between the company and Novartis, in November 1999 the parties stipulated to the entry of final judgment on the jury verdict. Claims by or against Novartis or Novartis entities in other lawsuits (USDC MN CA 97-2925; USDC MO 4:98CV00286CDP; and the "Rockford Litigation" described herein) were also part of the settlement. Under the settlement, various royalty-bearing licenses will be extended to Novartis for Bt corn technology, genetic transformation of corn and gluphosinate herbicide tolerance in addition to the other consideration to be provided by Novartis, which will include licenses to certain Novartis corn transformation technology and monetary payment for prior infringement of patents owned by the company.

As described in the company's Annual Report on Form 10-K for the year ended December. 31, 1998, and in its Report on Form 10-Q for the quarter ended June 30, 1999, the company and/ or DEKALB is the plaintiff in various legal actions involving Bt technology, herbicide-resistant and/or insect-resistant transgenic corn, or corn transformation patents. (a) The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Most of these actions have been filed in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). By order dated June 30, 1999, a special master appointed in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. The actions in the Rockford Litigation were initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer"), Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation (a Novartis entity). Additional actions were filed in the Rockford Litigation against:
Northrup King Co. (a Novartis entity) on June 10, 1996 and several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. On July 2, 1999, DEKALB sued Pioneer in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn; on July 30, 1999, DEKALB moved to consolidate the new suit with the remainder of the Rockford Litigation for purposes of trial. In addition to the Rockford Litigation, DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, in U. S. District Court for the Northern District of Indiana (Indianapolis Division); this action has been stayed awaiting decision on the Rockford Litigation. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants, the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. On September 8, 1999 the District Court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringment on the reverse doctrine of equivalents. Notice of appeal was filed September 15, 1999 by Monsanto which is continuing to litigate vigorously its position on appeal. In a settlement entered into in November 1999, Monsanto, DEKALB and Novartis agreed to dismiss all claims against Novartis entities in the above-referenced lawsuits, in recognition of patent license agreements among those parties.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Reports on Form 10-Q for the quarters ending March 31, 1999 and June 30, 1999, in 1997 the company commercially introduced corn containing a gene providing glyphosate resistance. On November 20, 1997, Rhone Poulenc Agrochimie S. A. ("Rhone Poulenc") filed suit in the U. S. District Court in North Carolina (Charlotte) against the company and DEKALB (now a subsidiary of the company) alleging that a 1994 license agreement (the "1994 Agreement") between DEKALB and Rhone Poulenc was induced by fraud stemming from DEKALB's nondisclosure of a research report involving testing of plants to determine glyphosate tolerance. Rhone Poulenc also alleged that neither DEKALB nor Monsanto has a right to license, make or sell products using Rhone Poulenc technology for glyphosate resistance under the terms of the 1994 Agreement. On April 5, 1999, the trial court rejected Rhone Poulenc's claim that the contract language did not convey a license but found that a disputed issue of fact existed as to whether the contract was obtained by fraud. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Rhone Poulenc and against DEKALB. Monsanto was dismissed from the trial prior to verdict since it was not involved in the inducement allegation and was involved in the case only due to the fact that in 1996, DEKALB sublicensed to Monsanto certain technology previously licensed by Rhone Poulenc. The jury awarded $15 million in actual damages for "unjust enrichment" and $50 million in punitive damages. DEKALB has filed motions with the trial court to set aside the damage award. DEKALB has meritorious grounds to overturn the jury verdict and has filed a Motion for Judgment as a Matter of Law to overturn the jury verdict. The trial was bifurcated to allow claims against DEKALB and Monsanto for patent infringement and misappropriation of trade secrets to be tried before a different jury. On May 6, 1999, the District Court dismissed Monsanto from all remaining claims and granted Monsanto's motion for summary judgment holding that Monsanto was a bona fide purchaser which retained all license rights to the Rhone Poulenc technology notwithstanding the prior verdict against DEKALB. The Court concurred that Monsanto was not liable for trade secret or patent infringement claims since Monsanto obtained its license from DEKALB without any knowledge of the claims that allegedly gave rise to the jury verdict against DEKALB. Jury trial of the patent infringement and misappropriation claims ended June 3, 1999, with a verdict for Rhone Poulenc and against DEKALB. DEKALB is continuing to defend the litigation and maintains that they remain licensed to use the Rhone Poulenc technology notwithstanding the verdict or any subsequent action that may occur to rescind the 1994 license between Rhone Poulenc and DEKALB. In addition to the claim of license, DEKALB believes that they have other meritorious defenses to the patent and trade secret allegations, including patent invalidity and absence of trade secret status due to Rhone Poulenc's own public disclosure of the alleged trade secret. On July 16, 1999, a hearing occurred on all post-trial motions including the request by Rhone Poulenc for injunctive relief against future sales of DEKALB-brand RoundupReady(R) corn products if the material was not currently in inventory or within the scope of the prior damage verdict. No ruling has occurred on the post-trial motions. Pursuant to an agreement between the company and Rhone Poulenc, certain RoundupReady(R) corn products are being sold under a royalty bearing arrangement. DEKALB will vigorously appeal the verdict to the Federal Circuit and will assert its meritorious defenses to all remaining claims in the litigation and will vigorously seek to avoid further claims of liability, the possible entry of injunctive relief and will seek to overturn by appeal any judgment entered in the lawsuit.

As described in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and in its Report on Form 10-Q for the quarter ended June 30, 1999, on February 4, 1999, Pioneer Hi-Bred International, Inc. ("Pioneer") filed suit against Monsanto Company (Civil Action No. 4-99-CV-90063, United States District Court, Southern District of Iowa). The suit sought actual and compensatory damages and injunctive relief, alleging that Monsanto misappropriated Pioneer trade secrets through its acquisition of the international seed operations of Cargill, Incorporated ("Cargill). Pioneer alleged that certain of Cargill's employees misappropriated (via theft and otherwise) germplasm belonging to Pioneer's corn seed business, bred the misappropriated Pioneer germplasm into corn lines of Cargill's international businesses, and sold the misappropriated materials to Monsanto. Pioneer filed a related lawsuit directly against Cargill in October 1998 (Civil Action No. 4-98-90576, United States District Court, Southern District of Iowa).Under a confidential agreement between Monsanto and Cargill, Monsanto returned to Cargill certain germplasm acquired from Cargill, and Cargill made a substantial cash payment to Monsanto. On October 22, 1999 the United States District Court dismissed Pioneer's action against Monsanto on the basis of a prior settlement between Monsanto and Pioneer. Under that confidential settlement agreement, the companies agreed to the destruction of a significant volume of germplasm originally obtained via the Cargill transaction and to certain future germplasm exchanges in addition to a cash payment by Monsanto to Pioneer.

On October 28, 1998, two lawsuits were filed in U.S. District Court in Iowa: one against Asgrow Seed company, L.L.C., a subsidiary of the company (No. 4-98-CV-70577); and the other against DEKALB (since acquired by the company) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm. On October 8, 1999 Pioneer's motion to add additional parties was granted and expanded the litigation to include Monsanto and other entities as predecessors or successors in interest to the original defendants. Trial of the DEKALB case is set for September 11, 2000. The defendants have numerous meritorious defenses including preemption, laches, statute of limitations, absence of trade secrets, ownership of the germplasm, bona fide purchaser status, preemption by federal law and other defenses. Defendants will vigorously defend against Pioneer's claims in the litigation.

On April 15, 1996, one hundred ten (110) current and former employees of Fisher Controls International, Inc. ("Fisher"), a former subsidiary of Monsanto, filed suit against the company in the District Court of Brazoria County, Texas, 149th Judicial District (Cause No. 96M0975), alleging breach of contract, breach of a duty of good faith and fair dealing, and fraud. Plaintiffs challenged Monsanto's decision, pursuant to the terms of the stock option plans in effect, to curtail the duration of plaintiffs' options to purchase common stock of Monsanto following the divestiture of Fisher from the Monsanto corporate family in 1992. On June 24, 1997, the trial court granted Monsanto's motion for summary judgment and dismissed the case with prejudice. Plaintiffs appealed the judgment to the Court of Appeals for the First District of Texas (No. 01-97-01142-CV). On September 7, 1999, the Court of Appeals issued an opinion reversing the summary judgment and remanding the case to the trial court for further proceedings. On October 1, 1999, Monsanto filed a motion for rehearing or, in the alternative, for rehearing en banc. That motion remains pending. Monsanto believes that the decision of the trial court was correct and that its actions regarding the Fisher employees were in accordance with the terms of the stock option plans and entitled to substantial deference under Delaware law. Monsanto intends to pursue its efforts to overturn the decision of the Court of Appeals and will continue to vigorously defend against all claims of plaintiffs.

Other information with respect to legal proceedings appears in the company's Report on Form 10-K for the year ended December 31, 1998, and the company's Reports on Form 10-Q for the quarters ending March 31, 1999 and June 30, 1999.

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

Planting Decisions and Weather: The company's agricultural products business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and decisions by growers regarding purchases of seed and herbicides. As they have for all of 1999, crop commodity prices continue to be at historically low levels. There can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of Monsanto's herbicide and seed products.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - See the Exhibit Index.

(b.)  Reports on Form 8-K during the quarter ended September 30, 1999

      None

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




                                                      MONSANTO COMPANY
                                                      ----------------
                                                        (Registrant)




                                                    /S/ RICHARD B. CLARK
                                                   ---------------------
                                                Vice President and Controller
                                               On behalf of the Registrant and
                                               as Principal Accounting Officer)



Date:      November 15, 1999

                                  EXHIBIT INDEX

Exhibit
Number                     Description

     2                     Omitted - Inapplicable

     3                     Omitted - Inapplicable

     4                     Omitted - Inapplicable

    10 1. Monsanto Management Incentive Plan of 1996, as amended April 25, 1997, July 25, 1997, August 18, 1997, February 26, 1998, September 25, 1998, April 23, 1999 and October 22, 1999 and as Adjusted to Reflect Stock Split as of May 15, 1996 and Spin-off as of September 1, 1997

                           2. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991, 1992, April 1997, July
                           1997 and October 22, 1999

                           3. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991, 1992, April 1997, July 1997 and October 22, 1999

                           4. Monsanto Management Incentive Plan of 1994, as amended in April 1997, July 1997 and October 22, 1999

                           5. Form of Monsanto Company 1999 Non-Qualified Premium Stock Option Certificate

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