Form 10-K/A
period 1998-12-31
MONSANTO CO
filed 2000-01-21
CIK 67686

                                    1998
============================================================================

                                FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
         (MARK ONE)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                          -----------------
                                     OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 1-2516

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
Common Stock $2 par value                            New York Stock Exchange
Preferred Stock Purchase Rights                      New York Stock Exchange
Adjustable Conversion-Rate Equity Security Units     New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act:
                                  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $29.0 billion as of the close of business on February 26, 1999.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
628,044,729 shares of Common Stock, $2 par value, outstanding at February 26, 1999.

                  Documents Incorporated by Reference

Portions of Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 15, 1999. (Part III of Form 10-K.)
============================================================================

                              PART I

ITEM 1. BUSINESS.

     Monsanto Company is a life sciences company, committed to finding solutions to the growing global needs for food and health by applying common forms of science and technology among agriculture, nutrition and health. Monsanto makes, researches and markets high-value agricultural products, pharmaceuticals and nutrition-based health products. Monsanto Company was incorporated in 1933 under Delaware law and is the successor to a Missouri corporation, Monsanto Chemical Works, organized in 1901. "Monsanto" and the "Company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. Trademarks and service marks owned or licensed by Monsanto and its subsidiaries are indicated by special type.

     For 1998, Monsanto reported its business under four segments:
Agricultural Products, Nutrition and Consumer Products, Pharmaceuticals, and Corporate and Other. In 1999, Monsanto announced its intention to sell the artificial sweetener and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell these businesses for a gain by July 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively

     The four paragraphs appearing under "Definitions" on page 1, the tabular and narrative information appearing under "Geographic Data" on page 14, and the tabular and narrative information appearing under "Segment Data" on page 15 and the top of page 16, appearing in Exhibit 99 of this Report, are incorporated herein by reference.

PRINCIPAL PRODUCTS

     Monsanto's principal products for 1998, categorized by segments reclassified as described above, include the following:

--------------------------------------------------------------------------------------------------
                                    AGRICULTURAL PRODUCTS
--------------------------------------------------------------------------------------------------
                  MAJOR PRODUCTS                          END-USE PRODUCTS AND APPLICATIONS
--------------------------------------------------------------------------------------------------
Roundup(R) herbicide and other glyphosate-based    Nonselective agricultural and industrial
herbicides                                         applications
--------------------------------------------------------------------------------------------------
Roundup(R) herbicide<F*>                           Residential lawn and garden applications

<F*>Previously reported in Nutrition and Consumer
Products segment
--------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------
Lasso(R) and Harness(R)<F*> herbicides and other   Corn, soybean, peanut and milo (sorghum)
acetanilide-based herbicides                       crops

<F*> Corn only
--------------------------------------------------------------------------------------------------
Avadex(R) BW herbicide, Far-Go(R) herbicide        Wheat crops
--------------------------------------------------------------------------------------------------
Machete(R) herbicide                               Rice crops
--------------------------------------------------------------------------------------------------
Permit(R), Manage(R) and Sempra(R) herbicides      Postemergence control of sedges and broadleaf
                                                   weeds in corn and grain sorghum, turf and
                                                   sugarcane crops
--------------------------------------------------------------------------------------------------
Roundup Ready(R) canola,                           Crops tolerant of Roundup(R) herbicide
Roundup Ready(R) cotton,
Roundup Ready(R) soybeans
Roundup Ready(R) corn
--------------------------------------------------------------------------------------------------
Bollgard(R) insect-protected cotton,               Crops protected against certain insect pests
NewLeaf(R) insect-protected potatoes,
YieldGard(R) insect-protected corn
--------------------------------------------------------------------------------------------------
AgriPro(R), Agroceres(TM), Asgrow(R), Cargill(R),  Corn hybrids, soybean varieties, alfalfa,
DEKALB(R), Hartz(R), Hybritech(R), Monsoy(TM) and  grain sorghum and forage varieties,
Stoneville(R)<F*> branded seeds; Holden's(TM) and  sunflowers, oilseed rape and barley
PBi(R) foundation seed                             varieties, cotton varieties, wheat varieties
                                                   and hybrids

<F*>The Company has sold this business.
--------------------------------------------------------------------------------------------------
Posilac(R) bovine somatotropin                     Increase efficiency of milk production in
                                                   dairy cows
--------------------------------------------------------------------------------------------------
                                        PHARMACEUTICALS
--------------------------------------------------------------------------------------------------
             MAJOR PRODUCTS                                END-USE PRODUCTS AND APPLICATIONS
--------------------------------------------------------------------------------------------------
Daypro(R) (oxaprozin),                             Anti-inflammatory
Arthrotec(R) (misoprostol/diclofenac)
--------------------------------------------------------------------------------------------------
Aldactone(R) (spironolactone),                     Cardiovascular
Aldactazide(R) (spironolactone/
hydrochlorothiazide),
Calan(R) formulations and
Covera-HS(R) (verapamil hydrochloride)
--------------------------------------------------------------------------------------------------
Ambien(R) (zolpidem tartrate)                      Central nervous system (sleep)
--------------------------------------------------------------------------------------------------
Cytotec(R) (misoprostol),                          Gastrointestinal
Lomotil(R) (diphenoxylate hydrochloride)
--------------------------------------------------------------------------------------------------
Demulen(R) (ethynodiol diacetate),                 Women's health
Flagyl(R) formulations (metronidazole),
Synarel(R) (nafarelin acetate)
--------------------------------------------------------------------------------------------------
                                       CORPORATE AND OTHER
--------------------------------------------------------------------------------------------------
            MAJOR PRODUCTS                                 END-USE PRODUCTS AND APPLICATIONS
--------------------------------------------------------------------------------------------------
Enviro-Chem(R) engineering and construction        Processing plants for fertilizer producers,
management services for processing plants using    basic metals production, oil refining
sulfuric acid; proprietary equipment and air
pollution control systems
--------------------------------------------------------------------------------------------------

The businesses related to the following products were formerly classified within the Nutrition & Consumer Products segment and are now classified as discontinued operations. Monsanto has sold the algins business and announced its intention to sell the other businesses.

--------------------------------------------------------------------------------------------------
           MAJOR PRODUCTS                                END-USE PRODUCTS AND APPLICATIONS
--------------------------------------------------------------------------------------------------
NutraSweet(R) brand sweetener                      High-intensity sweetener used primarily in
                                                   beverages and food products
--------------------------------------------------------------------------------------------------
Alginate products, under various tradenames        Soups, sauces, gravies, dressings, beverages,
such as Keltone(R) and Manugel(R) sodium           snack foods, breadings, batters, bakery
alginates, and Kelcoloid(R) propylene glycol       products, dairy products, pet foods
alginate;
Xanthan gum products under various tradenames
such as Keltrol(R);
Kelcogel(R) gellan gum
--------------------------------------------------------------------------------------------------
Equal(R), Canderel(R), NutraSweet(R),              Tabletop sweeteners
SweetMate(R), Chuker(R), Misura(R) and other
tabletop sweeteners
--------------------------------------------------------------------------------------------------
Alginate products, under various tradenames        Cleaners, textile printing, paper sizings and
such as Manutex(R) and Kelgin(R) sodium alginates; coatings, firefighting foams
Xanthan gum products, under various
tradenames such as Kelzan(R) AR
--------------------------------------------------------------------------------------------------
Xanthan gum products, under various                Oil and gas well drilling applications
tradenames such as  Kelzan(R) and Xanvis(R);
Biozan(R) welan gum
--------------------------------------------------------------------------------------------------

     On December 31, 1998, G. D. Searle & Co. ("Searle"), a subsidiary of the Company, received approval from the U.S. Food and Drug Administration ("FDA") to market Celebrex(R), a new arthritis treatment for the signs and symptoms of osteoarthritis and adult rheumatoid arthritis. Celebrex(R) was launched in the United States in February 1999.

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

SALE OF PRODUCTS

     Monsanto's products are sold directly to customers in various industries, to wholesalers and other distributors, to retailers and to the ultimate user or consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. The Pharmaceuticals segment's new anti-arthritis product Celebrex(R) will be co-promoted with Yamanouchi Pharmaceutical Co. Ltd. in Japan and with Pfizer Inc. in most other countries of the world.

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

     Monsanto generally is not dependent upon one or a group of customers and Monsanto has no material contracts with the government of the United States or any state, local or foreign government. However, pursuant to contracts executed under U.S. federal and state laws, the Pharmaceuticals segment pays rebates to state governments for pharmaceuticals sold under state Medicaid programs and under state-funded programs for the indigent. The Pharmaceuticals segment also grants discounts to certain managed health care providers. Sales through managed health care providers constitute an increasing percentage of that segment's sales.

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

     Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture, of which Searle is a general partner for the duration of the venture. Pursuant to the joint venture agreement, the other partner will purchase Searle's interest and thereby terminate the venture in April 2002. Ambien(R) is protected by a U.S. patent until October 21, 2006. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 2002, and by non-patent regulatory exclusivity extending to October 29, 1999. Arthrotec(R) an arthritis treatment is protected by a U.S. patent until February 11, 2014. Celebrex(R), a COX-2 inhibitor for the treatment of osteoarthritis and rheumatoid arthritis is protected by a U.S. patent to November 30, 2013 and by regulatory exclusivity under the Waxman-Hatch Act to December 31, 2003.

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

RESEARCH AND DEVELOPMENT

     Research and development constitute an important part of Monsanto's activities. See "Review of Consolidated Results of Operations--Development and Commercialization of New Products Remain Priorities," "Agricultural Products--Outlook," "Pharmaceutical Products" and "Notes to Financial Statements--Supplemental Data" on pages 10, 18-19, 20-22 and 63, respectively, appearing in Exhibit 99 of this Report and incorporated herein by reference.

ENVIRONMENTAL MATTERS

     Monsanto remains strongly committed to complying with various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. Monsanto is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, Monsanto does not expect such costs to have a material adverse effect upon its capital expenditures, earnings, or competitive position. See information regarding remediation of waste disposal sites appearing under "Notes to Financial Statements--Commitments and Contingencies" on pages 61 and 62 appearing in Exhibit 99 of this Report and incorporated herein by reference.

EMPLOYEE RELATIONS

     As of December 31, 1998, Monsanto had approximately 31,800 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

     Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A number of products are manufactured abroad. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including: fluctuations in currency values; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; economic conditions in other countries; and other potentially detrimental domestic and foreign governmental practices or policies affecting

U.S. companies doing business abroad. See "Geographic Data" on page 14 appearing in Exhibit 99 of this Report and incorporated herein by reference.

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

     On December 14, 1999, suit was filed against the Company in the United States District Court for the District of Columbia (Cause No. 1:99CV03337) by six farmers as representative of a putative class action alleging that purchasers of genetically modified soybean and corn seed may assert antitrust and other claims against Monsanto. The suit alleges that Monsanto has violated various antitrust laws and unspecified international laws through its patent license agreements and has breached an implied warranty of merchantability by offering for sale genetically modified seed. Nine other companies are accused in the lawsuit of participating in an international cartel to violate the antitrust laws but Monsanto is the only named defendant. The suit claims anti-competitive behavior and monopolistic practices by artificially inflating the prices of genetically modified seed and imposing excessive technology fees, prohibiting the reuse of modified seed, or requiring the use of specified herbicides with the seed. The suit claims that despite governmental approval for the sale of the genetically modified products there are uncertain risks posed by the technology which subjects the Company to liability regardless of the actual safety of the products. Plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On November 8, 1999, a similar lawsuit was filed (Cause No. 2:99CV218-P-B) by a single plaintiff in Federal District Court for the Northern District of Mississippi alleging to represent a putative class of soybean farmers who have purchased genetically-modified soybeans which contain Monsanto's patented technology. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and various antitrust acts and also asserts claims for breach of contract. The suit seeks an award of antitrust damages, treble damages and compensatory damages and attorneys' fees. Monsanto has meritorious defenses to all claims in the lawsuits including: failure to state any claim under existing law, no breach of any legal duty, lack of damage, legal authorization to extend technology licenses under the patent laws and other defenses. Monsanto will maintain in the litigation that its products are safe, approved for sale by regulatory authorities and that its actions have been pro-competitive under the antitrust laws and protected under the patent laws. Monsanto is vigorously defending both of these lawsuits.

     In 1996 the Company was the first to commercially introduce cotton containing a gene encoding for Bacillus thuringiensis ("Bt") endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On October 22, 1996, Mycogen Corporation ("Mycogen") filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against the Company, DEKALB Genetics Corporation ("DEKALB") (subsequently acquired by Monsanto) and Delta & Pine Land Company alleging infringement of Bt related U.S. Patent Nos. 5,567,600 and 5,567,862 issued to Mycogen on that date. Jury trial in this matter concluded on February 3, 1998 with a verdict in favor of all defendants. The patents of Mycogen were found invalid on the basis that Monsanto was a prior inventor. On September 8, 1999, the District Court issued a revised order which upheld the jury verdict and also ruled that Mycogen's patents were invalid due to their lack of enablement. Mycogen's appeal was filed in the Court of Appeals for the Federal Circuit on December 6, 1999, as appeal number 00-1001-1051. Monsanto has meritorious legal positions and will continue to vigorously oppose Mycogen's claims in the appeal.

     On May 19, 1995, Mycogen initiated suit in U.S. District Court in California against the Company alleging infringement of U.S. Patent No. 5,380,831 involving synthetic Bt genes and seeking damages and injunctive relief. On November 10, 1999, the District Court granted summary judgment in Monsanto's favor dismissing all of Mycogen's patent claims and finding the patent invalid on the basis of prior invention by Monsanto. Previously, the District Court had also held that products containing Bt genes made prior to January 1995 did not infringe the patent. Mycogen has filed an appeal with the Court of Appeals for the Federal Circuit (Appeal Number 00-1127) seeking to overturn the dismissal. Monsanto has various meritorious defenses against all claims of Mycogen including non-infringement, lack of validity, prior invention and collateral estoppel as a result of the outcome in the jury trial in which Mycogen's related patents were found invalid. Monsanto will continue to vigorously oppose the claims of Mycogen in the litigation. The Company is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology and has requested a stay of the interference pending determination of the appeals. In all of the foregoing actions the Company has meritorious legal positions which it is vigorously litigating to establish that the final judgment in the Delaware litigation is dispositive of Mycogen's claims and that all Mycogen Bt patents are invalid as a result of prior judicial determinations.

     On December 22, 1999, Mycogen Plant Science, Inc., filed a patent suit in the Federal Court of Australia, Victoria District Registry as Cause No. V746 of 1999, against Monsanto Australia Limited and DeltaPine Australia Limited. The suit alleges that the respondents have infringed certain claims of two Australian patents (574101 and 623429) associated with Bt technology. These patents are Australian counterparts to patents and inventions found invalid in other jurisdictions. Monsanto has meritorious defenses against the lawsuit, including patent invalidity due to lack of enablement, prior art and obviousness. The Company will vigorously defend against Mycogen Plant Science Inc's. claims in the action.

     In 1997 the Company commercially introduced corn containing a gene encoding for Bt endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On January 21, 1997, Novartis Seeds, Inc. ("Novartis") filed suits in U.S. District Court in Delaware seeking damages and injunctive relief against the Company and DEKALB, alleging infringement of Bt related U.S. Patent No. 5,595,733 issued to Ciba-Geigy Corporation (Seed Division) and now held by Novartis. The cases of Monsanto and DeKalb were consolidated and tried to jury verdict in favor of defendants on November 9, 1998. The jury determined that the Novartis patent was invalid and not enabled. As part of a settlement of all pending litigation between the Company and Novartis, in November 1999 the parties stipulated to the entry of final judgment on the jury verdict. Claims by or against Novartis or Novartis entities in other lawsuits (USDC MN CA 97-2925; USDC MO 4:98CV00286CDP; and the "Rockford Litigation" described herein) were also part of the settlement. Under the settlement, various royalty-bearing licenses were extended to Novartis for Bt corn technology, genetic transformation of corn and gluphosinate herbicide tolerance in addition to the other consideration to be provided by Novartis, which will include licenses to certain Novartis corn transformation technology and monetary payment for prior infringement of patents owned by the Company. All of the claims specified herein which were filed by or against Novartis were settled and dismissed on or about November 12, 1999, pursuant to the agreement between Novartis and Monsanto.

     The Company and/or DEKALB are involved in various legal actions involving Bt technology, herbicide-resistant and/or insect-resistant transgenic corn, or corn transformation patents. (a) The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Most of these actions have been filed in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). By order dated June 30, 1999, a special master appointed in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. The actions in the Rockford Litigation were initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer"), Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation (a Novartis entity). Additional actions were filed in the Rockford Litigation against: Northrup King Co. (a Novartis entity) on June 10, 1996 and several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. On July 2, 1999, DEKALB sued Pioneer in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn; on July 30, 1999, DEKALB moved to consolidate the new suit with the remainder of the Rockford Litigation for purposes of trial but the consolidation request has been provisionally denied. On November 23, 1999, Pioneer was issued United States Patent No. 5,990,387 pertaining to microprojectile transformation of corn and Pioneer sued Monsanto, DEKALB and Novartis Seeds Inc. in USDC in Iowa (Cause No 4-99-CV00988) for alleged infringment of the new patent. Suit was also filed by DEKALB
(CA 99-C-50385) on the same date in the federal court responsible for the Rockford Litigation. The DEKALB suit seeks an interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn. In addition to the Rockford Litigation, DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, in U. S. District Court for the Northern District of Indiana (Indianapolis Division); this action has been stayed awaiting decision on the Rockford Litigation. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants, the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. On September 8, 1999 the District Court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringment on the reverse doctrine of equivalents. The matter remains pending on appeal and Monsanto is continuing to litigate vigorously its position on appeal. In November 1999, all claims by Monsanto and DEKALB against Novartis were dismissed, in recognition of patent license agreements among those parties.

     Pioneer Hi-Bred International Inc. filed an action against Monsanto which is now pending in U.S. District Court for the Eastern District of Missouri (4:97CV01609-ERW). In the lawsuit, Pioneer alleged that it was entitled to obtain via Monsanto a license to the corn transformation patents of DEKALB which were being enforced against Pioneer in the Rockford Litigation. Pioneer's license claims all have been denied by the District Court and Pioneer's claims have been dismissed. The litigation remains pending only to consider Monsanto's counterclaim to terminate the 1993 license to Pioneer pertaining to Bt corn technology, including the Yieldgard(R) corn product which is currently sold by Pioneer. Monsanto's counterclaims allege that Pioneer's actions breached the contract. All of Pioneer's summary judgment motions have been denied. Compensatory damages and equitable relief to terminate Pioneer's existing rights under the 1993 license for Yieldgard(R) Bt corn product and technology are sought by Monsanto in the litigation. The case is set for jury trial commencing in August 2000.

     On November 30, 1999, Monsanto filed suit against Pioneer Hi-Bred International Inc. (4:99CV0917-LOD) in U.S. District Court for the Eastern District of Missouri to terminate a technology license for glyphosate tolerant soybeans and canola which had been previously extended to Pioneer and was assigned by Pioneer in connection with its merger with E.I. DuPont DeNemours. The lawsuit alleges that the assignment resulted in unauthorized sales of herbicide tolerant soybeans and canola and thereby infringed Monsanto patents and violated certain of its trademark rights. Monsanto seeks injunctive relief and is vigorously pursuing its claims against Pioneer in the lawsuit.

     In 1997 Monsanto commercially introduced corn containing a gene providing glyphosate resistance. On November 20, 1997, Rhone Poulenc Agrochimie S. A. ("Rhone Poulenc") filed suit in the U. S. District Court in North Carolina (Charlotte) against the Company and DEKALB (now a subsidiary of the Company) alleging that a 1994 license agreement (the "1994 Agreement") between DEKALB and Rhone Poulenc was induced by fraud stemming from DEKALB's nondisclosure of a research report involving testing of plants to determine glyphosate tolerance. Rhone Poulenc also alleged that neither DEKALB nor Monsanto has a right to license, make or sell products using Rhone Poulenc technology for glyphosate resistance under the terms of the 1994 Agreement. On April 5, 1999, the trial court rejected Rhone Poulenc's claim that the contract language did not convey a license but found that a disputed issue of fact existed as to whether the contract was obtained by fraud. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Rhone Poulenc and against DEKALB. Monsanto was dismissed from the trial prior to verdict since it was not involved in the inducement allegation and was involved in the case only due to the fact that in 1996, DEKALB sublicensed to Monsanto certain technology previously licensed by Rhone Poulenc. The jury awarded $15 million in actual damages for "unjust enrichment" and $50 million in punitive damages. DEKALB has filed motions with the trial court to set aside the damage award. DEKALB has meritorious grounds to overturn the jury verdict and has filed a Motion for Judgment as a Matter of Law to overturn the jury verdict. The trial was bifurcated to allow claims against DEKALB and Monsanto for patent infringement and misappropriation of trade secrets to be tried before a different jury. On May 6, 1999, the District Court dismissed Monsanto from all remaining claims and granted Monsanto's motion for summary judgment holding that Monsanto was a bona fide purchaser which retained all license rights to the Rhone Poulenc technology notwithstanding the prior verdict against DEKALB.
The Court concurred that Monsanto was not liable for trade secret or patent infringement claims since Monsanto obtained its license from DEKALB without any knowledge of the claims that allegedly gave rise to the jury verdict against DEKALB. Jury trial of the patent infringement and misappropriation claims ended June 3, 1999, with a verdict for Rhone Poulenc and against DEKALB. DEKALB is continuing to defend the litigation and maintains that it remains licensed to use the Rhone Poulenc technology notwithstanding the verdict or any subsequent action that may occur to rescind the 1994 license between Rhone Poulenc and DEKALB. In addition to the claim of license, DEKALB believes that it has other meritorious defenses to the patent and trade secret allegations, including patent invalidity and absence of trade secret status due to Rhone Poulenc's own public disclosure of the alleged trade secret. On July 16, 1999, a hearing occurred on all post-trial motions including the request by Rhone Poulenc for injunctive relief against future sales of DEKALB-brand RoundupReady(R) corn products if the material was not currently in inventory or within the scope of the prior damage verdict. No ruling has occurred on the post-trial motions. Pursuant to an agreement between the Company and Rhone Poulenc, certain RoundupReady(R) corn products are being sold under a royalty bearing arrangement. DEKALB will vigorously appeal the verdict to the Federal Circuit and will assert its meritorious defenses to all remaining claims in the litigation and will vigorously seek to avoid further claims of liability, the possible entry of injunctive relief and will seek to overturn by appeal any judgment entered in the lawsuit.

     In June 1996, Mycogen Corporation, Agrigenetics Inc. and Mycogen Plant Sciences, Inc. filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to Bt corn and to glyphosate resistant corn, cotton and canola. On September 9, 1996, Monsanto successfully demurred to all claims but plaintiffs were permitted to amend to file a damage claim seeking recovery under a theory of continuing breach. On October 20, 1997, the court construed the contract as involving only a license to receive genes rather than a license to receive germplasm. Jury trial of the remaining damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the Company awarding damages totaling $174.9 million. The case is now on appeal as Appeal No. D031336 before the California Court of Appeal for the Fourth Appellate District. Mycogen and Agrigenetics Inc. have filed a cross appeal seeking to reinstate claims for damages that were dismissed prior to trial. This cross appeal has been consolidated for all purposes on appeal. The Company has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against the Company on the issue of liability. Mycogen is also seeking to overturn an award of sanctions against it in connection with this litigation and to obtain a determination that the contract entititles Mycogen to a license to germplasm not genes from Monsanto. The Company will continue to vigorously litigate its position on appeal.

     On October 28, 1998, two related lawsuits were filed in U.S.
District Court in Iowa:  one against Asgrow Seed Company, L.L.C.
("Asgrow"), a subsidiary of the Company (No. 4-98-CV-70577); and the other against DEKALB (since acquired by the Company) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. On October 8, 1999, Pioneer added the prior owners of Asgrow and DEKALB (The Upjohn Company and Pfizer Inc.) and Monsanto as defendants in the litigation. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act and the patent law. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm. On July 17, 1999, the court denied without prejudice defendants' motions to dismiss the initial trade secret claims. On January 4, 2000, the District Court allowed Pioneer to amend its claims in the litigation to assert claims that the defendants infringed numerous patents. As a consequence of the new claims the prior trial date has been vacated and no trial date has been assigned. The defendants have meritorious defenses including non-infringement of patents, lack of validity of the patents on numerous grounds, preemption, laches, statute of limitations, lack of trade secrets, ownership of the germplasm, bona fide purchaser status and other defenses. The defendants will vigorously defend against Pioneer's claims in the litigation.

     Following the announcement on May 11, 1998, of the merger agreement between Monsanto and Delta and Pine Land Company ("Delta and Pine Land"), five alleged holders of Delta and Pine Land common stock filed suits, now consolidated (the "Delta and Pine Land Suit"), in the Delaware Court of Chancery in and for New Castle County against Monsanto, Delta and Pine Land, and members of the Delta and Pine Land Board of Directors (the "Delta and Pine Land Board"). Seeking to represent a purported class of Delta and Pine Land shareowners, plaintiffs in the Delta and Pine Land Suit allege that the consideration to be received by holders of Delta and Pine Land common stock in the merger is unfair and inadequate, that the members of the Delta and Pine Land Board have breached their fiduciary duties by approving the transaction and that Monsanto has aided and abetted such breaches. Plaintiffs in the Delta and Pine Land Suit seek judgment declaring that each Delaware Action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the transaction in the event that it is consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. On December 30, 1999, a derivative and class action lawsuit was filed, as Civil Action 17707, by two alleged holders of Delta and Pine Land common stock, in the Delaware Court of Chancery. Defendants include Monsanto, Delta and Pine Land and members of the Delta and Pine Land Board. The suit seeks a declaration that the individual defendants have violated their fiduciary duties and to direct the individual defendants to take certain actions to maximize shareholder value. The suit also requests compensatory damages, costs, disbursements and fees. The suit relates to Monsanto's withdrawal of its filing for U.S. antitrust clearance of its proposed merger with Delta and Pine Land in light of the U.S. Department of Justice's unwillingness to approve the transaction on commercially reasonable terms. The Delaware lawsuit alleges that Delta and Pine Land has been harmed by the termination of the effort to complete the transaction and that the individual defendants have a continuing duty to seek a value-maximizing transaction for the shareholders. On January 3, 2000, Monsanto paid Delta and Pine Land $80 million in cash, equal to the amount of a termination fee set forth in the merger agreement, plus reimbursement of $1 million in expenses. On January 18, 2000, suit was filed against Monsanto by Delta and Pine Land (Cause No. 2000-2) in Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking compensatory and punitive damages allegedly as a result of the failure to complete the acquisition pursuant to the exercise of reasonable efforts. Monsanto did exercise commercially reasonable efforts to complete the transaction and has meritorious defenses to the claims in the lawsuits and will vigorously defend the actions.

     On April 15, 1996, one hundred ten (110) current and former employees of Fisher Controls International, Inc. ("Fisher"), a former subsidiary of Monsanto, filed suit against the Company in the District Court of Brazoria County, Texas, 149th Judicial District (Cause No. 96M0975), alleging breach of contract, breach of a duty of good faith and fair dealing, and fraud. Plaintiffs challenged Monsanto's decision, pursuant to the terms of the stock option plans in effect, to curtail the duration of plaintiffs' options to purchase common stock of Monsanto following the divestiture of Fisher from the Monsanto corporate family in 1992. On June 24, 1997, the trial court granted Monsanto's motion for summary judgment and dismissed the case with prejudice. Plaintiffs appealed the judgment to the Court of Appeals for the First District of Texas (No. 01-97-01142-CV). On September 7, 1999, the Court of Appeals issued an opinion reversing the summary judgment and remanding the case to the trial court for further proceedings. On October 1, 1999, Monsanto filed a motion for rehearing or, in the alternative, for rehearing en banc and the motion was denied on January 4, 2000. Monsanto believes that the decision of the trial court was correct and that its actions regarding the Fisher employees were in accordance with the terms of the stock option plans and entitled to substantial deference under Delaware law. Monsanto intends to pursue its efforts to overturn the decision of the Court of Appeals and will continue to vigorously defend against all claims of plaintiffs.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     Information regarding forward-looking statements, and factors that could cause actual performance or results to differ materially from those described, are set forth under the heading "Cautionary Statements Regarding Forward-Looking Information" in Exhibit 99, accompanying this Report and incorporated herein by reference.

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

     In addition to the facilities in St. Louis County, Missouri, Monsanto's principal properties include the following locations, serving the sectors noted: Alvin, Texas (Agricultural Products); Antwerp,
Belgium (Agricultural Products); Augusta, Georgia (Agricultural
Products, Pharmaceuticals); Barceloneta, Puerto Rico (Pharmaceuticals); Caguas, Puerto Rico (Pharmaceuticals); Fayetteville, North Carolina (Agricultural Products); Feucht, Germany (Pharmaceuticals); Luling, Louisiana (Agricultural Products); Mt. Prospect, Illinois (Pharmaceuticals); Morpeth, United Kingdom (Pharmaceuticals); Muscatine, Iowa (Agricultural Products); Sao Jose dos Campos, Brazil (Agricultural Products); Skokie
(Old Orchard), Illinois (Pharmaceuticals, Corporate and Other); Skokie (Searle Parkway), Illinois (Pharmaceuticals); and Zarate, Argentina (Agricultural Products). All of these properties are manufacturing facilities, except for the research buildings in Mt. Prospect, Illinois and Skokie (Searle Parkway), Illinois, and the office building in Skokie (Old Orchard), Illinois.

     Monsanto's principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. Most of these properties are owned in fee. However, the Company leases the land underlying facilities that it owns at Alvin, Texas. In certain instances, Monsanto has granted leases on portions of plant sites not required for current operations.

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

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The narrative information appearing under "Review of Cash Flow-- Dividend Policy is Unchanged" on page 29, and the tabular information regarding Dividends Per Share and Common Stock Price (for the years 1997 and 1998) appearing under "Quarterly Data" on page 36, all appearing in
Exhibit 99 of this Report, are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The following information, appearing on the pages indicated of
Exhibit 99 of this Report, are incorporated herein by reference: the four paragraphs under "Definitions" on page 1; and the tabular information under "Financial Summary--Operating Results, Earnings (Loss) per Share and Year-End Financial Position" and the amounts of Dividends per Share, all for the years 1994 through 1998, on page 70.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following information, appearing on the pages indicated of
Exhibit 99 of this Report, is incorporated herein by reference: (a) the four paragraphs under "Definitions" on page 1; (b) the tabular and narrative information appearing under "Review of Consolidated Results of Operations" on pages 4 through 12, "Review of Consolidated Results of Operations--Analysis of Change in Earnings (Loss) Per Share from Continuing Operations" on page 13, "Segment Data" and information regarding segments on pages 15 through 24, "Review of Changes in Financial Position" on page 26, "Review of Cash Flow" on page 29 and "Additional Financial Information" on pages 30 through 32; and (c) the narrative information appearing under "Geographic Data" on page 14 and "Cautionary Statements Regarding Forward-Looking Information" on pages 65 through 69.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The tabular and narrative information appearing under "Financial Instruments" on pages 33 -34 of Exhibit 99 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following information, appearing on the pages indicated of
Exhibit 99 of this Report, is incorporated herein by reference: (a) the four paragraphs under "Definitions" on page 1; (b) the consolidated financial statements of Monsanto appearing on pages 3, 25, 28, 30, 35, and 38 through 63; (c) the Independent Auditors' Report appearing on page 2; and (d) the tabular and narrative information appearing under "Quarterly Data" on pages 36 -37.

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

                                                                 Year
                                                                 First
                                                                Became
                                                                  an
                                     Present Position          Executive
     Name--Age                        with Registrant           Officer        Other Business Experience since January 1, 1994
     ---------                       ----------------          ---------       -----------------------------------------------
Bruce P. Bickner, 55             Co-President, Global Seed        1999         Chairman and Chief Executive Officer - DEKALB
                                 Group - Monsanto Company                      Energy Co., 1986; Chairman and Chief Executive
                                                                               Officer - DEKALB Genetics Corporation,1988 to
                                                                               present.

Martin E. Blaylock, 58           Vice President,                  1999         Director, Manufacturing Operations - Monsanto
                                 Manufacturing Operations -                    Company, 1993; and present position, 1995.
                                 Monsanto Company

Gary L. Crittenden, 45           Senior Vice President, Chief     1998         Executive Vice President and Chief Financial
                                 Financial Officer - Monsanto                  Officer - Melville Corp., 1994; Executive Vice
                                 Company                                       President, Strategy and Business Development -
                                                                               Sears Roebuck & Co., 1996; President, Hardware
                                                                               Stores Division - Sears Roebuck & Co., 1996;
                                                                               Executive Vice President and Chief Financial
                                                                               Officer - Sears Roebuck & Co., 1998; and present
                                                                               position, 1998.

Richard U. De Schutter, 57       Vice Chairman - Monsanto         1995         President and Chief Operating Officer -  G.D.
                                 Company; Chairman, Chief                      Searle & Co., 1993; Chairman, Chief Executive
                                 Executive Officer and                         Officer and President -  G.D. Searle & Co.;
                                 President - G.D. Searle & Co.                 Advisory Director-Monsanto Company, 1995; and
                                                                               present position, 1997.

Arnold W. Donald, 44             Senior Vice President;  Co-      1998         Group Vice President North America Division -
                                 President, Nutrition and                      Monsanto Company, 1993; Group Vice President and
                                 Consumer Products -                           General Manager - Monsanto Company, 1994;
                                 Monsanto Company                              President, Crop Protection -Monsanto Company,
                                                                               1995; Co-President, Agricultural Sector - Monsanto
                                                                               Company, 1997; Senior Vice President - Monsanto
                                                                               Company, 1998; and present position, 1999.






                                                                 Year
                                                                 First
                                                                Became
                                                                  an
                                     Present Position          Executive
     Name--Age                        with Registrant           Officer        Other Business Experience since January 1, 1994
     ---------                       ----------------          ---------       -----------------------------------------------
Steven L. Engelberg, 55          Senior Vice President -          1995         Partner-in-Charge, Keck, Mahin & Cate Washington,
                                 Monsanto Company                              D.C. office, 1986; Chief of Staff of Office of the
                                                                               United States Trade Representative (on leave from
                                                                               Keck, Mahin & Cate until May 1993), 1993; Vice
                                                                               President, Worldwide Government Affairs - Monsanto
                                                                               Company, 1994; and present position, 1996.

Patrick J. Fortune, 50           Vice President and Chief         1997         Corporate Vice President, Information Management -
                                 Knowledge Officer - Monsanto                  Bristol-Myers Squibb, 1991; President and Chief
                                 Company                                       Operation Officer - Coram Healthcare Corporation,
                                                                               1994; Vice President, Information Technology -
                                                                               Monsanto Company, 1995; Vice President and Chief
                                                                               Information Officer - Monsanto Company, 1997; and
                                                                               present position, 1998.

Robert Fraley, 46                Co-President, Agricultural       1999         Group Vice President and General Manager, New
                                 Sector - Monsanto Company                     Products Division - Monsanto Company, 1993;
                                                                               President, Ceregen-Monsanto Company, 1995; and
                                                                               present position, 1997.

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

Alan L. Heller, 45               Chief Operating Officer-G.D.     1999         Vice President, Sales - G.D. Searle & Co., 1992;
                                 Searle & Co.                                  Vice President, Finance - G.D. Searle & Co. 1994;
                                                                               President, Americas, G.D. Searle & Co.; 1995; and
                                                                               present position, 1997.

R. William Ide III, 58           Senior Vice President,           1996         President, American Bar Association, 1993-1994;
                                 General Counsel and                           partner, Long, Aldridge & Norman, 1993; and
                                 Secretary - Monsanto                          present position, 1996.
                                 Company

Madonna A. Kindl, 40             Vice President, Human            1996         Director of Human Resources, Staff of the Vice
                                 Resources - Monsanto                          Chairman - Monsanto Company, 1993; Director,
                                 Company                                       Human Resources, Crop Protection Business Unit -
                                                                               Monsanto Company, 1995; and present position,
                                                                               1996.

                                21




                                                                 Year
                                                                 First
                                                                Became
                                                                  an
                                     Present Position          Executive
     Name--Age                        with Registrant           Officer        Other Business Experience since January 1, 1994
     ---------                       ----------------          ---------       -----------------------------------------------
Ganesh M. Kishore, 45            Co-President, Nutrition and      1999         Director of Technology, Agricultural Sector -
                                 Consumer Products -                           Monsanto Company, 1994; Director of Technology,
                                 Monsanto Company                              Ceregen-Monsanto Company, 1995; Director of Crop
                                                                               Enhancement, Ceregen-Monsanto Company, 1996;
                                                                               Distinguished Science Fellow - Monsanto Company,
                                                                               1996; and present position, 1997.

Philip Needleman, 60             Senior Vice President,           1991         Vice President, Research and Development; Advisory
                                 Research and Development                      Director - Monsanto Company; President, Research
                                 and Chief Scientist; Co-                      and Development-G.D. Searle & Co., 1992; Senior
                                 President, Pharmaceuticals                    Vice President, Research and Development and Chief
                                 Sector-Monsanto Company                       Scientist-Monsanto Company; President, Research
                                                                               and Development- G.D. Searle & Co., 1993; and
                                                                               present position, 1996.

Robert W. Reynolds, 54           Vice Chairman - Monsanto         1994         Vice President and Managing Director, Latin
                                 Company                                       America World Area - Monsanto Company, 1992; Vice
                                                                               President, International Operations and
                                                                               Development - Monsanto Company, 1995; and present
                                                                               position, 1997.

Nicholas E. Rosa, 47             Co-President, Nutrition and      1999         President - NutraSweet Europe, 1991; Executive
                                 Consumer Products                             Vice President - The NutraSweet Company, 1994;
                                                                               President, Benevia-Monsanto Company, 1996;
                                                                               President, Nutrition and Consumer Products -
                                                                               Monsanto Company, 1997; and present position,
                                                                               1999.

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

Hendrik A. Verfaillie, 53        President - Monsanto Company     1993         Vice President and Advisory Director - Monsanto
                                                                               Company; President - The Agricultural Group -
                                                                               Monsanto Company, 1993; Vice President and
                                                                               Advisory Director - Monsanto Company, 1995;
                                                                               Executive Vice President and Advisory Director -
                                                                               Monsanto Company, 1995; and present position,
                                                                               1997.

Effective April 9, 1999, Patrick J. Fortune is no longer an executive officer of Monsanto Company. Effective April 23, 1999, Madonna A. Kindl and Nicholas E. Rosa were elected Senior Vice Presidents of Monsanto Company. Effective April 30, 1999, Robert W. Reynolds retired as an employee and officer of Monsanto Company. Effective June 25, 1999: Richard U. De Schutter was elected Chief Administrative Officer and a Director of Monsanto Company, in addition to his other responsibilities; Hendrik A. Verfaillie was elected Chief Operating Officer and a Director of Monsanto Company, in addition to his duties as President; and Alan L. Heller was elected Co-President of G. D. Searle & Co. Effective August 1, 1999, David L. Morley, Senior Vice President of Monsanto Company, became an executive officer. Mr. Morley initially became an executive officer of Monsanto Company in 1998. His prior positions with Monsanto (comprising his other business experience since January 1,1994) were:
Group Vice President and General Manager, Global Strategies and Operations - The Agricultural Group, 1993; Group Vice President and General Manager, Americas Division, Crop Protection Business Unit, 1995; President, Nutrition and Consumer Products, 1997; and present position, 1998. Effective November 1, 1999, Joan H. Walker, became Senior Vice President of Monsanto Company and an executive officer. Her prior positions since January 1, 1994 include: President and Chief Executive Officer - Bozell Public Relations, 1993 to August 1996; and Senior Vice President, Corporate Communications - Ameritech Corporation, August 1996 to November 1999.

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

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  Documents filed as part of this Report:

     1. The financial statements set forth at pages 3, 25, 28, 30, 35, and 38 through 63 of Exhibit 99 to this Report

     2.   Financial Statement Schedules

          None required

     3. Exhibits--See the Exhibit Index beginning at page 28 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 4 through 32 on pages 29 through 32 of the Exhibit Index. The following Exhibits listed in the
          Exhibit Index are filed with this Report:

          3    2.   By-Laws of the Company, as amended effective
                    December 10, 1999

          10   24.  1999 Form of Employment Agreement for Executive
                    Officers

          23   Consent of Independent Auditors

          24   2.   Powers of attorney submitted by Richard U. De
                    Schutter and Hendrik A. Verfaillie.

          27 Financial Data Schedule (part of electronic submission only)

          99   Amended Financial Information for Fiscal Year Ended
               December 31, 1998

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

                                         MONSANTO COMPANY
                                 --------------------------------
                                           (Registrant)

                                 By
                                   ------------------------------
                                         Richard B. Clark
                                   Vice President and Controller
                                   (Principal Accounting Officer)
Date: January 21, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                       DATE
          ---------                       -----                       ----
  _________________________              Chairman                 _______, 2000
     (Robert B. Shapiro)          President and Director
                                   (Principal Executive
                                         Officer)


  _________________________        Vice Chairman, Chief           _______, 2000
   (Richard U. De Schutter)       Administrative Officer,
                                       and Director


  _________________________              Director                 _______, 2000
       (Michael Kantor)


  _________________________              Director                 _______, 2000
     (Gwendolyn S. King)


  _________________________              Director                 _______, 2000
        (Philip Leder)


  _________________________              Director                 _______, 2000
    (Jacobus F. M. Peters)


  _________________________              Director                 _______, 2000
        (John S. Reed)


  _________________________              Director                 _______, 2000
       (John E. Robson)


  _________________________              Director                 _______, 2000
  (William D. Ruckelshaus)
                                26





  _________________________       Senior Vice President,          _______, 2000
     (Gary L. Crittenden)        Chief Financial Officer
                                   (Principal Financial
                                         Officer)


  _________________________     President, Chief Operating        _______, 2000
   (Hendrik A. Verfaillie)         Officer and Director


  _________________________         Vice President and            _______, 2000
      (Richard B. Clark)          Controller (Principal
                                   Accounting Officer)

<F*> ____________, by signing his or her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.



                                  _____________________________

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

                  2. By-Laws of the Company, as amended effective
                  December 10, 1999

4 1. Form of Rights Agreement, dated as of January 26, 1990 between the Company and First Chicago Trust Company as successor to The First National Bank of Boston (incorporated herein by reference to Form 8-A filed on January 31, 1990)

                  2. Form of Rights Agreement, dated as of December 19, 1999 between the Company and EquiServe Trust Company N.A., First Chicago Trust Company as successor to The First National Bank of Boston (incorporated herein by reference to Form 8-A filed on December 30, 1999)

                  3. Master Unit Agreement, dated as of November 30, 1998, by and between the Company and The First
                  National Bank of Chicago, as Unit Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 14, 1998)

                  4. Call Option Agreement, dated as of November 30, 1998, by and between Goldman, Sachs & Co., as Call Option Holder, and The First National Bank of Chicago, as Unit Agent and as Attorney-In- Fact (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 14, 1998)

                  5. Pledge Agreement, dated as of November 30, 1998, by and among the Company, Goldman, Sachs & Co., as Call Option Holder, First Union National Bank, as Collateral Agent and Securities Intermediary, and The First National Bank of Chicago, as Unit Agent and as Attorney-In-Fact (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on December 14, 1998)

                  6. Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of certain long-term debt not being registered of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

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

                  10. Excerpt of Resolutions of Monsanto Company Board of Directors Regarding Directors' Compensation, adopted by Unanimous Consent effective August 4, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1997)

                  11. Consulting Agreement between the Company and Philip Leder dated January 17, 1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-K for the year ended December 31, 1989)

                  12. Monsanto Management Incentive Plan of 1988/I, as amended in 1988, 1989, 1991, 1992, April 1997, July
                  1997, and 1999 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1999)

                  13. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991, 1992, April 1997, July 1997, and 1999 (incorporated herein by reference to Exhibit
                  10.3 of the Company's Form 10-Q for the quarter ended September 30, 1999)

                  14. Monsanto Management Incentive Plan of 1994, as amended in April 1997, July 1997, and 1999
                  (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended
                  September 30, 1999)

                  15. Monsanto Management Incentive Plan of 1996 as amended April 25, 1997, July 25, 1997, August 18, 1997, February 26, 1998, September 25, 1998, April 23,
                  1999, and October 22, 1999, and as Adjusted to Reflect Stock Split as of May 15, 1996 and Spinoff as of September 1, 1997 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999)

                  16. Monsanto Executive Stock Purchase Incentive Plan (incorporated herein by reference to Appendix B of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1996)

                  17. Form of Non-Qualified Purchased and Year 2000 Premium Stock Option Certificate (incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q for the quarter ended March 31,1999)

                  18. Form of Non-Qualified Premium Stock Option
                  Certificate (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1998)

                  19. Form of Monsanto Company 1999 Non-Qualified
                  Premium Stock Option Certificate (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1999)

                  20. Annual Incentive Program for Executive Officers (incorporated herein by reference to the description on pages 25-26 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 15,
                  1999)

                  21. Long-Term Incentive Program and Premium Option Purchase Program for Executive Officers (incorporated herein by reference to the description on pages 12-13 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 15, 1999)

                  22. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit 10(iii)19 of the
                  Company's Form 10-K for the year ended December 31,
                  1987)

                  23. Form of Employment Agreement for Executive
                  Officers (incorporated herein by reference to Exhibit
                  10.7 of the Company's Form 10-Q for the quarter ended September 30, 1997)

                  24.  1999 Form of Employment Agreement for Executive
                  Officers

                  25. Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 19(i)3 of the Company's Form 10-Q for the quarter ended September 30, 1990)

                  26. Amendment to Letter Agreement between the Company and Robert B. Shapiro entered into as of July 23, 1990 (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1996)

                  27. Letter Agreement between the Company and Hendrik
                  A. Verfaillie entered into as of June 27, 1988
                  (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended December 31, 1996)

                  28. Supplemental Retirement Plan regarding Richard U. De Schutter (incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended December 31, 1996)

                  29. Letter Agreement between the Company and Richard
                  U. De Schutter, dated February 7, 1997 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1999)

                  30. Searle/Monsanto Stock Plan of 1994, as amended in 1995, April 1997 and July 1997 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997)

                  31. G. D. Searle & Co. Split Dollar Life Insurance Plan, as amended in 1989 (incorporated herein by reference to Exhibit 19(ii)3 of the Company's Form 10-Q for the quarter ended June 30, 1989)

                  32. G. D. Searle & Co. Legal/Tax/Financial Counseling Plan (incorporated herein by reference to Exhibit 19(i)8 of the Company's Form 10-Q for the quarter ended June 30, 1988)

11 Omitted--Inapplicable; see "Earnings per Share" on page 61 of Exhibit 99 to this Report

13                Omitted -- Inapplicable

18                Omitted--Inapplicable

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 24.1 of the Company's Form 10-K for the year ended December 31, 1998)

22                Omitted--Inapplicable

23                Consent of Independent Auditors

24 1. Powers of attorney submitted by Gwendolyn S. King, Philip Leder, Jacobus F.M. Peters, John S. Reed, John
                  E. Robson, William D. Ruckelshaus, Robert B. Shapiro Gary L. Crittenden and Richard B. Clark (incorporated by reference to Exhibit 24.1 of the Company's Form 10-K for the year ended December 31, 1998)

                  2. Powers of attorney submitted by Richard U. De Schutter and Hendrik A.Verfaillie

                  3. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney
                  (incorporated by reference to Exhibit 24.1 of the Company's Form 10-K for the year ended December 31,
                  1998)

27 Financial Data Schedule (part of electronic submission only)

99                Amended Financial Information for Fiscal Year Ended
                  December 31, 1998

_____________

Only Exhibits Nos. 23 and 99 have been included in the printed copy of this Report.