Form 10-Q/A
period 1999-03-31
MONSANTO CO
filed 2000-01-21
CIK 67686

========================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A


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

                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 1999 and 1998, the Statement of Consolidated Financial Position as of March 31, 1999 and Dec. 31, 1998, the Statement of Consolidated Cash Flow for the three months ended March 31, 1999 and 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q/A should be read in conjunction with Monsanto's 1998 amended Annual Report on Form 10-K/A.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" means diluted earnings per share. In tables, all dollars are in millions, except per share data.

Throughout this quarterly filing "EDITDA (excluding unusual items)" is net earnings (loss) before income taxes, interest expense, depreciation expense, amortization expense, and excluding the effects of unusual items. EBITDA (excluding unusual items) may not be directly comparable to EBITDA performance measures reported by other companies because it excludes unusual items. Although EBITDA (excluding unusual items) is a financial performance measure commonly used in the financial community, it is not a measure of financial performance under accounting principles generally accepted in the United States. The presentation of EBITDA (excluding unusual items) in this quarterly report is intended to supplement investors' understanding of Monsanto's operating performance and not to replace net income, cash flows, financial position nor comprehensive income as determined in accordance with accounting principles generally accepted in the United States. EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the increases in these two elements of the financial statements resulting from the 1998 acquisitions will not be reflected in EBITDA (excluding unusual items), but will impact net income in future periods. Investors and other users of the financial statements should refer to management's discussion and analysis for a description of events that have impacted EBITDA (excluding unusual items) and net income during the three months ended March 31, 1999 and the three months ended March 31, 1998.

EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the anticipated increase in these two elements of the financial statements resulting from the recent acquisitions of DEKALB Genetics Corporation, Plant Breeding International Cambridge, and the international seed businesses of Cargill, will not be reflected in EBITDA (excluding unusual items) but will impact net income in future periods. Investors and other users of the financial statements should refer to management's discussion and analysis for a description of events that have impacted EBITDA (excluding unusual items) and net income during each of the three years ended December 31, 1998.

Subsequent to the date of these consolidated financial statements (March 31, 1999), but prior to the date of this amended 10-K/A, Monsanto announced its intention to sell the artificial sweetener, and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively (see Discontinued Operations disclosure for further details).

                                  MONSANTO COMPANY AND SUBSIDIARIES
                                  STATEMENT OF CONSOLIDATED INCOME
                               (Dollars in millions, except per share)
                                             Unaudited


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                        1999        1998
                                                                                       ------      ------
Net Sales                                                                              $2,310      $1,719

Costs and Expenses:
Cost of Goods Sold                                                                        871         650
Selling, General and Administrative Expenses                                              666         465
Technological Expenses                                                                    352         268
Amortization of Intangible Assets                                                          83          46
Interest Expense                                                                           96          44
Interest Income                                                                            (8)         (8)
Other Expense - Net                                                                        40           3
                                                                                       ------      ------
Income from Continuing Operations Before Income Taxes                                     210         251
Income Tax Expense                                                                         90          85
                                                                                       ------      ------
Income from Continuing Operations Before Change in Accounting Principle                   120         166
Income from Discontinued Operations, Net of taxes of
   $6 and $15 million, respectively                                                        12          30
                                                                                       ------      ------
Income before Cumulative Effect of Accounting Change                                   $  132      $  196
Cumulative Effect of a Change in Accounting Principle, Net of taxes of $12 million        (20)
                                                                                       ------      ------
   Net Income                                                                          $  112      $  196
                                                                                       ======      ======


Basic Earnings (Loss) per Share:

Continuing Operations                                                                  $ 0.19      $ 0.28
Discontinued Operations                                                                  0.02        0.05
Cumulative Effect of Accounting Change                                                  (0.03)
                                                                                       ------      ------
Net Income                                                                             $ 0.18      $ 0.33


Diluted Earnings (Loss) per share:

Continuing Operations                                                                  $ 0.18      $ 0.27
Discontinued Operations                                                                  0.02         .05
Cumulative Effect of Accounting Change                                                  (0.03)
                                                                                       ------      ------
Net Income                                                                             $ 0.17      $ 0.32


Dividends per Share:                                                                    $0.03      $ 0.03
                                                                                       ------      ------

The accompanying notes are an integral part of the financial statements.

                                   MONSANTO COMPANY AND SUBSIDIARIES
                             STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                (Dollars in millions, except per share)
                                              Unaudited
                                                                                      March 31,   Dec. 31,
                                                                                        1999        1998
                                                                                      --------    --------
                                             ASSETS

Current Assets:
   Cash and cash equivalents                                                          $   101     $    89
   Receivables, net of allowances of $140 in 1999 and $87 in 1998                       2,885       2,119
   Miscellaneous receivables and prepaid expenses                                         724         777
   Deferred income tax                                                                    439         488
   Inventories                                                                          1,562       1,722
                                                                                      -------     -------
      Total Current Assets                                                              5,711       5,195
                                                                                      -------     -------

Property, Plant and Equipment                                                           5,243       5,185
Less Accumulated Depreciation                                                           2,323       2,320
                                                                                      -------     -------
   Net Property, Plant and Equipment                                                    2,920       2,865
                                                                                      -------     -------

Intangible Assets, net of accumulated amortization                                      5,040       5,281
Other Assets                                                                            1,170       1,120
Net Assets of Discontinued Operations                                                   1,669       1,924
                                                                                      -------     -------
Total Assets                                                                          $16,510     $16,385
                                                                                      -------     -------

                              LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Accounts payable                                                                   $   414     $   823
   Accrued liabilities                                                                  1,790       1,888
   Short-term debt                                                                      1,939       1,069
                                                                                      -------     -------
      Total Current Liabilities                                                         4,143       3,780
                                                                                      -------     -------

Long-Term Debt                                                                          6,269       6,259
Postretirement Liabilities                                                                897         848
Other Liabilities                                                                         345         512
Shareowners' Equity:
   Common stock (authorized: 1,000,000,000 shares, par value $2)
      Issued: 846,927,220 shares in 1999 and 1998                                       1,694       1,694
      Additional contributed capital                                                    1,411       1,389
      Treasury stock, at cost (215,623,984 shares in 1999
      and 217,632,240 shares in 1998)                                                  (2,485)     (2,508)
   Reinvested earnings                                                                  4,745       4,652
   Reserve for ESOP debt retirement                                                       (95)       (106)
   Accumulated other comprehensive loss                                                  (414)       (135)
                                                                                      -------     -------
      Total Shareowners' Equity                                                         4,856       4,986
                                                                                      -------     -------
Total Liabilities and Shareowners' Equity                                             $16,510     $16,385
                                                                                      -------     -------

The accompanying notes are an integral part of the financial statements.

                                 MONSANTO COMPANY AND SUBSIDIARIES
                                 STATEMENT OF CONSOLIDATED CASH FLOW
                                        (Dollars in millions)
                                             Unaudited
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                       1999          1998
                                                                                       ----          ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                                  $   120       $  166
   Add income taxes - continuing operations                                                90           85
                                                                                      -------       ------
   Income from continuing operations before income taxes                                  210          251

   Adjustments to reconcile to cash provided (used in) continuing operations:
      Income tax refunds (payments)                                                       (28)          37
      Items that did not use (provide) cash:
         Depreciation and amortization                                                    166          109
         Bad Debt Expense and other                                                        53           20

      Working capital changes that provided(used) cash:
         Accounts receivable                                                             (883)        (596)
         Inventories                                                                      116          (54)
         Accounts payable and accrued liabilities                                        (549)        (246)
         Other                                                                             47         (130)
      Pharmaceutical licensing and product rights sales                                     -          108
      Other items                                                                         (74)         (66)
                                                                                      -------       ------
Cash Used in Continuing Operations                                                       (942)        (567)
Cash Provided by (Used in) Discontinued Operations                                        (60)          56
                                                                                      -------       ------
Total Cash Used in Operations                                                          (1,002)        (511)

Investing Activities:
   Property, plant and equipment purchases                                               (192)        (122)
   Acquisition and investment payments                                                    (15)         (15)
   Discontinued Operations proceeds (payments)                                            327          (12)
                                                                                      -------       ------
Cash Provided by (Used in) Investing Activities                                           120         (149)
                                                                                      -------       ------
Financing Activities:
   Net change in short-term financing                                                     870          522
   Long-term debt proceeds                                                                 25          100
   Long-term debt reductions                                                              (15)         (19)
   Dividend payments                                                                      (19)         (18)
   Common stock issued under employee stock plans                                          33           58
                                                                                      -------       ------
Cash Provided by Financing Activities                                                     894          643
                                                                                      -------       ------

Increase (decrease) in Cash and Cash Equivalents                                           12          (17)
Cash and cash equivalents at beginning of year                                             89          134
Cash and cash equivalents at end of period                                            $   101       $  117
                                                                                      =======       ======

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $69 million as of March 31, 1999, and $60 million as of March 31, 1998.

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

     Also during 1998, Monsanto completed its acquisition of DEKALB Genetics Corp. ("DEKALB") and acquired Plant Breeding International Cambridge Limited (PBIC) and certain international seed operations of Cargill Inc. Monsanto accounted for these acquisitions as purchases. The purchase price allocations were based on preliminary assumptions and are subject to revision during 1999, pending final appraisal and valuation studies. Significant components of our preliminary purchase price allocations for the principal acquisitions made during 1998 were to goodwill, $2,835 million; germplasm and core technology, $324 million; trademarks, $206 million; in-process research and development, $402 million; restructuring related activities, ($78) million; inventories, $115 million; and other individually insignificant tangible assets and liabilities, $107 million. The Company is continuing to obtain additional information related to intangible assets, primarily germplasm and trademarks, litigation, cost to complete the exit plan for certain activities of the acquired business and inventories. The information necessary to complete the allocation of purchase price is expected to be obtained by the end of the third quarter 1999. Any adjustment to the purchase price allocation for the business acquired is not expected to materially impact Monsanto's financial position, results of operations, cash flows or other comprehensive income in any one year.


2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998, was:


                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1999       1998
                                                      ----       ----
      Net income                                      $ 112      $ 196

      Other comprehensive income (loss):
      Foreign currency translation adjustments         (276)       (24)
      Unrealized investment gains / (losses)             (3)        21
                                                      -----      -----
        Total other comprehensive (loss)               (279)        (3)
                                                      -----      -----
          Total Comprehensive Income (Loss)           $(167)     $ 193
                                                      -----      -----

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

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED


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

5. Monsanto's 1998 restructuring plan resulted in the recognition of liabilities totaling $220 million (current and long-term) at December 31, 1998. During the first quarter of 1999, 445 employees were severed at a cost of approximately $34 million. Cash outflows associated with these separations were charged against the restructuring liability. In addition, Monsanto completed a portion of the facility closures in the first quarter, reducing the restructuring liability by another $12 million.

     Work force reductions were behind expectations at the end of the first quarter but Monsanto expects to complete the remaining restructuring actions within the originally planned time frame.

                                                Work Force    Facility
                                                 Reduction    Closures     Total
                                                ----------    --------     -----
     1998 restructuring reserve balance as of
          December 31, 1998                       $  188       $   32      $  220
     Costs charged against reserves                  (34)         (12)        (46)
                                                   -----        -----       -----
     1998 restructuring reserve balance as of
          March 31, 1999                          $  154       $   20      $  174
                                                   =====        =====       =====

6. Components of inventories as of March 31, 1999 and Dec. 31, 1998 were as follows:

                                                 March 31,    Dec. 31,
                                                   1999         1998
                                                  ------       ------

     Finished goods                               $  760       $1,064
     Goods in process                                387          469
     Raw materials and supplies                      451          224
                                                  ------       ------
     Inventories, at FIFO cost                     1,598        1,757
     Excess of FIFO over LIFO cost                   (36)         (35)
                                                  ------       ------
        Total                                     $1,562       $1,722
                                                  ------       ------


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

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             UNAUDITED

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

                     MONSANTO COMPANY AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 UNAUDITED

8. Business segment data for the three months ended March 31, 1999 and 1998 were as follows for net sales EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Monsanto consolidated EBIT includes the effects of unusual items:

                                                                    Net Sales
                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                1999        1998
                                                               ------      ------

         Agricultural Products                                 $1,457      $1,133
         Pharmaceuticals                                          825         532
         Corporate and Other                                       28          54
                                                               ------      ------
           Total Net Sales                                     $2,310      $1,719
                                                               ------      ------
                                                                      EBIT
                                                               Three Months Ended
                                                                     March 31,
                                                               ------------------
                                                                1999        1998
                                                               ------      ------
       Segment EBIT (excluding unusual items)
         from continuing operations:

         Agricultural Products                                 $  299      $  335
         Pharmaceuticals                                           78          12
         Corporate and Other                                      (71)        (52)
                                                               ------      ------
         Total segment EBIT (excluding unusual items)          $  306      $  295

         Unusual items                                             -           -
                                                               ------      ------
           Total EBIT from continuing operations
             (excluding unusual items)                         $  306      $  295
                                                               ------      ------

                                                        EBITDA (excluding unusual items)
                                                               Three Months Ended
                                                                     March 31,
                                                               ------------------
                                                                1999        1998
                                                               ------      ------

         Agricultural Products                                 $  413      $  414
         Pharmaceuticals                                          113          41
         Corporate and Other                                      (54)        (51)
                                                               ------      ------
           Total EBITDA (excluding unusual items)              $  472      $  404
                                                               ------      ------

         Interest Expense                                          96          44
         Income Tax Expense                                        90          85
         Amortization Expense                                      83          46
         Depreciation                                              83          63
         Unusual Items                                             -           -
                                                               ------      ------

           Income from continuing operations                   $  120      $  166
                                                               ------      ------

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             UNAUDITED

     Financial information for the first quarter should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of generally more profitable sales from the Agricultural Products segment in the first half of the year.

9. Subsequent to the date of these consolidated financial statements (March 31, 1999), but prior to the date of this amended 10-K/A, Monsanto announced its intention to sell the artificial sweetener, and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively (see Discontinued Operations disclosure for further details).

     Net sales, income and net assets from discontinued operations are as follows:

<CAPTION
                                                                Three Months Ended
                                                                     March 31,
                                                                1999          1998
                                                               ------        ------

     Net Sales                                                 $  235        $  325

     Income from Discontinued Operations, Before Tax               18            50
     Discontinued Operations Income Tax                             8            17
                                                               ------        ------
     Income from Discontinued Operations                       $   12        $   33
                                                               ------        ------

     Net Assets of Discontinued Operations:           As of March 31, 1999  As of December 31, 1998
                                                      --------------------  -----------------------

     Current Assets                                            $  708               $  994
     Non-Current Assets                                         1,225                1,269
                                                               ------               ------
     Total Assets                                              $1,933               $2,263
                                                               ------               ------

     Current Liabilities                                       $  171               $  272
     Non-Current Liabilities                                       93                   67
                                                               ------               ------
     Total Liabilities                                         $  269               $  339
                                                               ------               ------

     Net Assets of Discontinued Operations                     $1,669               $1,924
                                                                ------               ------

10. On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigree Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc.

11. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as an accounting change in accordance with APB opinion No. 20, "Accounting Changes". Monsanto recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of marketing rights to Scotts Company. The impact to earnings in 1999 was an aftertax loss of $20 million, net of taxes of $12 million.

                    MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the date of these consolidated financial statements (March 31, 1999), but prior to the date of this amended 10-K/A, Monsanto announced its intention to sell the artificial sweetener, and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively (see Discontinued Operations disclosure for further details).

RESULTS OF OPERATIONS--FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Net income totaled $112 million, or $0.17 per share, in the first quarter of 1999 compared with net income of $196 million, or $0.32 per share, for the first quarter of 1998. Sales grew $591 million, or 34 percent, primarily because of the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment and the inclusion of sales from seed companies acquired in 1998. The decrease in net income was primarily attributable to higher selling, general and administrative ("SG&A") expenses, and technological expenses along with increases in interest expense and amortization costs.

Business segment data for the three months ended March 31, 1999 and 1998, were as follows:

                                                                  Net Sales
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             1999          1998
                                                             ----          ----

Agricultural Products                                       $1,457       $1,133
Pharmaceuticals                                                825          532
Corporate and Other                                             28           54
                                                            ------       ------
    Total Consolidated Net Sales                            $2,310       $1,719
                                                            ------       ------
                                                                    EBIT
                                                                    ----
                                                          (Earnings before interest
                                                          expense and income taxes)
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             1999          1998
                                                             ----          ----
Segment EBIT (excluding unusual items):
Agricultural Products                                       $  299       $  335
Pharmaceuticals                                                 78           12
Corporate and Other                                            (71)         (52)
                                                            ------       ------
    Total segment EBIT (excluding unusual items)            $  306       $  295

Unusual items                                                   -            -
                                                            ------       ------
    Total EBIT                                              $  350       $  295
                                                            ------       ------

Interest Expense                                                96           44
Income Tax Expense                                              90           85
                                                            ------       ------
    Income from continuing operations                       $  112       $  166
                                                            ------       ------

                                     10

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


Consolidated EBIT of $306 million increased nearly 4 percent in the first quarter of 1999, compared with $295 million in the first quarter of 1998 primarily because of increased pharmaceutical sales offset by higher SG&A expenses, technological expenses, and increased amortization costs. SG&A expenses and technological expenses increased in the first quarter of 1999 compared with expenses in the year-ago quarter because of increased expenses in the Pharmaceuticals and Agricultural Products segments. The increase in selling expenses for Pharmaceuticals was caused mainly by increased spending associated with the Jan. 1999 launch of Celebrex(R) arthritis treatment in the United States. SG&A expenses for the Agricultural Products segment increased in quarter-to-quarter comparisons because of the inclusion in 1999 of SG&A expenses from the acquired seed companies. Technological expenses for Pharmaceuticals grew as new product candidates continued to move through the final, more expensive stages of the research and development approval process. Technological expenses for the Agricultural Products segment grew primarily because of higher spending on crop biotechnology initiatives, including genomics, and the inclusion of technological expenses from the acquired seed companies.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as an accounting change in accordance with APB opinion No. 20, "Accounting Changes". Monsanto recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of marketing rights to Scotts Company. The impact to earnings in 1999 was an aftertax loss of $20 million, net of taxes of $12 million.

Agricultural Products Segment
-----------------------------

Agricultural Products segment EBIT (excluding unusual items) decreased $36 million, or 11 percent, in the first quarter of 1999, compared with $335 million in the first quarter of 1998 because increased sales were more than offset by increases in SG&A expenses, bad debt expense, and incremental amortization costs. SG&A and technological expenses rose primarily because of the inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives. Bad debt expense increased because of the continued deterioration of economic conditions in Latin America and eastern Europe. Amortization of intangible assets increased principally because of the increase in intangible assets related to seed company acquisitions made in 1998.

Net sales for the Agricultural Products segment increased $324 million, or 29 percent, in the first quarter of 1999, largely because of the inclusion of sales from seed companies acquired in 1998, and because of higher licensing revenues from crops developed through biotechnology, principally Roundup Ready(R) soybeans. Sales for the family of Roundup(R) herbicides in the first quarter of 1999 also were higher when compared with sales in the first quarter of 1998, as increased volumes more than offset price reductions announced in 1998. Roundup(R) volumes increased vs. first-quarter 1998 volumes with increased usage of conservation tillage in the United States, and favorable weather conditions in Asia-Pacific and the southern region of North America when compared with the same period a year ago. The favorable weather is expected to affect the timing of 1999 sales, but not the overall volume, as sales that would have been expected to occur later in the planting season occurred in the first quarter. The recovery in certain southeast Asia economies also positively affected Roundup(R) sales volumes, but this was offset by a decline in Brazil related to a weakened economy.

                   MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)



Pharmaceuticals Segment
-----------------------

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

Corporate and Other Segment
---------------------------

Corporate and Other segment EBIT (excluding unusual items) decreased $19 million, or 37 percent, in the first quarter of 1999 when compared with the first quarter of 1998 because of business divestments and increased spending for nutrition research. Net sales for the Corporate and Other segment decreased $26 million, or 48 percent, in the first quarter of 1999, largely because of the 1998 disposal of the Orcolite(R) and Diamonex(R) businesses.

SEGMENT EBITDA (EXCLUDING UNUSUAL ITEMS)
----------------------------------------

Business segment earnings before interest expense, taxes, depreciation, amortization (EBITDA) excluding unusual items for the three months ended March 31, 1999 and 1998, was as follows:



                                         EBITDA (excluding unusual items)
                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                 1999         1998
                                                 ----         ----

Agricultural Products                            $413         $414
Pharmaceuticals                                   113           41
Corporate and Other                               (54)         (51)
                                                 ----         ----
   EBITDA (excluding unusual items)              $472         $404
                                                 ----         ----

Interest Expense                                   96           44
Tax Expense                                        90           85
Amortization Expense                               83           46
Depreciation                                       83           63
Unusual Items                                      -            -
                                                 ----         ----
   Net Income from continuing operations         $120         $166
                                                 ----         ----

EBITDA (excluding unusual items) for Monsanto was $472 million, an increase of 17 percent over the same period a year ago, reflecting increased net sales offset by increased SG&A expenses and technological expenses. On a segment basis, Pharmaceuticals EBITDA (excluding unusual items) in 1999 was nearly flat when compared with the same period a year ago primarily because of the strong product launch of Celebrex(R). Agricultural Products segment EBITDA (excluding unusual items) was nearly flat in the first quarter of 1999 when compared with the first quarter of 1998 primarily because of the inclusion of the seed company acquisitions made in 1998 offset by reduced results from the lawn and garden business.

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

Results from Discontinued Operations
------------------------------------

Net sales in the first quarter of 1999 were $235 million compared with net sales of $325 million in the same period of 1998. The decline was primarily because of the January 1999 divestiture of the Ortho(R) lawn-and-garden products business. Income from discontinued operations was $12 million in the first quarter of 1999 compared with income from discontinued operations in the first quarter 1998 of $33 million. Income from discontinued operations for the first quarter of 1999 and the first quarter of 1998 is net of tax expense of $8 million and $17 million, respectively.

CHANGES IN FINANCIAL CONDITION -- MARCH 31, 1999 COMPARED WITH DEC. 31, 1998

Working capital as of March 31, 1999, increased 11 percent, to $1,568 million from $1,415 million as of Dec. 31, 1998, primarily because of seasonal increases in trade receivables, partly offset by higher short-term debt. Accounts payable decreased by $409 million, or 50 percent, primarily because of payments made to seed growers in the first quarter of 1999. The current ratio was 1.4 as of both March 31, 1999 and as of year-end 1998. The percent of total debt to total capitalization increased to 63 percent as of March 31, 1999 compared with 60 percent as of Dec. 31, 1998 because of the increase in short-term debt to fund the seasonal need of the Agricultural Products segment.

Operating activities used a net $1,002 million of cash in the first quarter of 1999, compared with $511 million of net cash used in operations during the same period in 1998. The increase in cash used in operations resulted primarily from the inclusion of seed companies acquired in 1998 coupled with the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment. For comparative purposes, cash used in operations for the first quarter of 1998 decreased by the collection of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first quarter of 1999 provided $120 million of cash compared with a use of cash of $149 million in the comparable prior-year quarter. Investing activities for the 1999 period included the divestment of the Ortho(R) lawn-and-garden business for $340 million. Cash provided by financing activities in the first quarter 1999 was $894 million compared with $643 million in the same period a year ago. Financing activities include the net increase in short-term financing of $870 million for the three months ended March 31, 1999, which was primarily used to fund Agricultural Products' higher seasonal working capital levels and Pharmaceutical's launch of Celebrex(R).

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

Description and Status of the Y2K Program
-----------------------------------------

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

FACTORS AFFECTING THE AGRICULTURAL PRODUCTS SEGMENT

Roundup Generic Competition: The family of Roundup(R) herbicides is a
---------------------------
major product line for Monsanto's Agricultural Products segment. These herbicides are likely to face increasing competition from generic products. Patents protecting Roundup(R) in several countries expired in 1991. Compound per se patent protection for the active ingredient in Roundup(R) herbicide expires in the United States in Sept. 2000. Monsanto believes that it can compensate for increased generic competition both within and outside the United States and continue to increase revenues and profits from Roundup(R) through a combination of
(1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

Marketing Strategy. Monsanto expects to increase Roundup(R) sales by
------------------
focusing on brand premiums, providing unique formulations and services, offering integrated seed and biotech solutions through cross selling and the growth and introduction of Roundup Ready(R) crops, and continuing to encourage the practice of conservation tillage. In addition, Monsanto will seek to enter into strategic agreements to supply glyphosate to other herbicide producers. The success of the company's Roundup(R) marketing strategy will depend on the continued expansion of conservation tillage practices and the company's ability to realize and promote cost and production benefits of its product packages, introduce new Roundup Ready(R) crops and economically produce glyphosate in sufficient quantities to allow it to market to such producers.

Pricing Strategy. Monsanto recently significantly reduced the price of
----------------
Roundup(R) in the United States. This price elasticity strategy is expected to result in increased demand for Roundup(R) in the United States because the lower prices will make Roundup(R) more economical, encouraging both new uses of the product and expansion of the number of acres treated. Monsanto's experience in numerous markets worldwide has been that price reductions have stimulated volume growth. However, the volume increases in the other countries also may have been influenced by a variety of other factors, such as weather; the increased use of conservation tillage practices; development of other new markets or applications for Roundup(R); launch of new products including Roundup Ready(R) crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends in one country may or may not be duplicated in other world areas. As a result, Monsanto's experience with price elasticity in markets outside the United States may or may not be replicated in the United States.

Production Cost Decreases. Monsanto also believes that increased volumes
-------------------------
and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of Roundup(R).

Realization and Introduction of New Biotech Products: The company's
----------------------------------------------------
ability to develop and introduce to market new agricultural biotech products, including new Roundup Ready(R) crops, will be dependent, among other things, upon the availability of sufficient financial resources to fund research and development needs, demonstrated product effectiveness, the company's ability to develop, purchase or license required technology, the existence of sufficient distribution channels and the acceptance and competition factors discussed below.

Governmental and Consumer Acceptance: The commercial success of
------------------------------------
agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. Monsanto continues to work with consumers, customers and regulatory bodies to encourage understanding of nutritional and agricultural biotechnology products. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. For instance, France has instituted a moratorium on the planting of certain genetically modified seeds, and consumer groups have brought lawsuits in various countries seeking to halt industry activities with respect to products developed through biotechnology. Some countries also have labeling requirements. In some markets, because these crops are not yet approved for import, growers in other countries may be restricted from introducing or selling their grain. In these cases, the grower may have to arrange to sell the grain only in the domestic market or to use the grain for feed on his or her farm. The market success of Monsanto's products developed through biotechnology could be delayed or impaired in certain geographical areas because of such factors.

Technological Change and Competition: A number of companies are engaged
------------------------------------
in plant biotechnology research. Technological advances by others could render Monsanto's products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. Monsanto believes that competition will intensify, not only from agricultural biotechnology firms but from major agrichemical, seed and food companies with biotechnology laboratories. Some of Monsanto's agricultural competitors have substantially greater financial, technical and marketing resources than Monsanto does.

Successful Integration of Recent Transactions: Monsanto has made
---------------------------------------------
significant acquisitions, mergers and joint ventures involving seed, agricultural biotechnology and grain processing companies. These transactions are designed to strengthen Monsanto's capability to bring important new life sciences products to customers worldwide, and to contribute to the company's long-term growth. The Delta and Pine Land Co. (D&PL) transaction is subject to regulatory approval and other customary conditions. It is anticipated that the pending D&PL transaction, when final, and the recently completed acquisitions of DEKALB Genetics Corp., Plant Breeding International Cambridge, and certain international seed operations of Cargill Inc., will significantly dilute Monsanto's financial results for the next several years. Long term, Monsanto must integrate these companies into its business to realize projected synergies and to provide the distribution channels necessary to quickly and efficiently launch new products. It must also fit such acquisitions, mergers and joint ventures into its growth strategy to generate sufficient value to justify their cost. Mergers, acquisitions, and joint ventures also present other challenges, including geographical coordination, personnel integration, and the reconciliation of corporate cultures. This integration could cause a temporary interruption of or loss of momentum in Monsanto's business and the loss of key personnel from the acquired company. There can be no assurance that the diversion of management's attention to such matters or the delays or difficulties encountered in connection with integrating these operations will not have an adverse effect on Monsanto's business, results of operations, or financial condition.

Planting Decisions and Weather: The company's agricultural products
------------------------------
business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and decisions by growers regarding purchases of seed and herbicides. Commodity prices also affect growers' decisions about the types and amounts of crops to plant. All of these factors influence sales of Monsanto's herbicide and seed products.

FACTORS AFFECTING THE PHARMACEUTICALS SEGMENT

Ability to Realize Potential of Existing Pipeline Products:
----------------------------------------------------------
Pharmaceutical research and development (R&D) is subject to inherent uncertainty, difficulties and delays. These include, but are not limited to, successful completion of clinical trials and the ability to obtain regulatory approval for the compounds worldwide. Failure to receive government approvals as anticipated could preclude or substantially delay commercialization of products in the company's R&D programs.

Development and Commercialization of New Products and Expansion of
------------------------------------------------------------------
Existing Product Uses: The Pharmaceuticals Segment's long-term success
---------------------
will depend in great part on its ability to commercialize new products (including second generation products) and to expand the use of its existing products by developing new indications for such products. Such efforts require substantial funding of R&D and, in the case of new products, launch expenses. If Monsanto is unable to earn or borrow sufficient resources to fund such expenses, its ability to develop new products and expand uses of existing products will suffer. Further, the outcome of R&D is inherently difficult to predict. Anticipated results may never materialize, or they may not be promising enough. Even when new pharmaceutical products are marketed, there can be no guarantees of their commercial success. Consumer demand and competitive factors, including the availability and price of treatment alternatives influence sales. In addition, timing is crucial. The results of R&D of new pharmaceutical products are difficult to forecast, and new products must be carefully deployed, with resources sufficient to realize the full value of the products.

Product Liability and Consumer Acceptance: The sale of pharmaceutical
-----------------------------------------
products always involves a risk of product liability claims and associated adverse publicity. Substantial damage awards for injuries allegedly caused by the use of pharmaceuticals have been made against certain companies in past years. In addition, unexpected safety or efficacy concerns can arise with respect to marketed products. Whether or not they are scientifically justified, such concerns could lead to product recalls, withdrawals, or declining sales.

Competition: Pharmaceutical research is intense and highly competitive.
-----------
It is characterized by rapid technological change. Depending on the product involved, competition may be encountered in price, delivery, service, performance, innovation, brand recognition and quality. Many of Monsanto's pharmaceutical competitors have greater research, financial, marketing and other resources than Monsanto does.Some of Monsanto's trademarked pharmaceutical products also face increasing pressures from producers of lower-priced generic products and from new products entering the marketplace. Finally, as the company introduces new products intended for use in the treatment of the same conditions as existing Monsanto products, sales of such existing products may suffer.

Pricing: Managed care groups, health care organizations and government
-------
agencies worldwide actively seek discounts and lower prices on pharmaceutical products. Monsanto's challenge is to provide overall economic benefits to health care providers and negotiate prices for specific products that will allow it to profit at acceptable levels.

FACTORS AFFECTING ALL SEGMENTS

Financial Requirements: Monsanto's recent acquisitions will require a
----------------------
significant commitment of the company's financial resources. In addition, new technological innovations generally require a significant investment for R&D and product launch. Lack of funds for investment in these areas could hinder the company's ability to make technological innovations and to introduce and distribute new products. Monsanto expects to generate the required capital by increasing the revenues of its core businesses, by seeking sufficient outside financing and by containing costs. The company's ability to do so will depend upon a variety of specific factors listed elsewhere in this report and upon capital market conditions generally.

Intellectual Property: Monsanto has devoted significant resources to
---------------------
obtaining and maintaining patent protection worldwide for its products. It seeks to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Monsanto's patents and trademarks are of material importance in the operation of its business, particularly in the Agricultural Products and Pharmaceuticals segments. Intellectual property positions are becoming increasingly important within the agricultural biotechnology and pharmaceutical industries, as products developed through biotechnology become a larger part of the product landscape.

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

Markets Outside the United States: Sales outside the United States made
---------------------------------
up approximately 45 percent of the company's 1998 revenues and Monsanto intends to continue to actively explore international sales opportunities. Challenges the company may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. In particular, the decline in the Southeast
Asia and Brazilian economies may, if not reversed, adversely affect future income. Also, future sales may decrease because the decline in such economies could cause customers to purchase fewer goods in general, and also because imported Monsanto products could become more expensive for customers to purchase in their local currency.

Joint Ventures and Alliances: The company plans to continue to
----------------------------
frequently explore the potential benefits of possible strategic alliances and joint ventures. Such arrangements can help speed the development and commercialization of new products or assist in product distribution and marketing. However, despite its efforts, the company may be unable to reach agreement with third parties with whom it desires to enter into a joint venture or other alliance.

Restructuring: Monsanto has announced an aggressive plan to restructure
-------------
its business, including the elimination of a number of employment positions and the divestiture of certain non-strategic assets. The inherent uncertainty related to a restructuring, and the resulting increased demands on certain employees, could cause a temporary interruption of or loss of momentum in Monsanto's business. In addition, the success of the company's divestiture plan will depend on its ability to negotiate acceptable sales prices for such assets which is in turn largely dependent on the long-term prospects and strategic value of the divested businesses and the availability of a buyer with sufficient financial resources.

Year 2000 Readiness: The dates on which Monsanto believes the Year 2000
-------------------
(Y2K) Program will be completed are based on management's best estimates, which include numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Factors that may cause delays in the Y2K Program or increased costs in connection with it include, but are not limited to, the continued availability and cost of experts trained in these areas, the ability to locate and correct all relevant computer code and embedded systems, and the success of similar programs conducted by suppliers and other third parties.


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




                                               MONSANTO COMPANY
                                      -----------------------------------
                                                 (Registrant)




                                              /s/ RICHARD B. CLARK
                                      -----------------------------------
                                                RICHARD B. CLARK
                                          Vice President and Controller
                                        (On behalf of the Registrant and
                                         as Principal Accounting Officer)



Date: January 21, 2000


                                           EXHIBIT INDEX

Exhibit
Number       Description
------       -----------
   2         Omitted - Inapplicable

   3         Omitted - Inapplicable

   4         Omitted - Inapplicable

   10<F*>    Form of Non-Qualified Purchased and Year 2000 Premium Stock Option Certificate

   11        Omitted - Inapplicable; see Note 4 of Notes to Financial Statements

   15        Omitted - Inapplicable

   18        Omitted - Inapplicable

   19        Omitted - Inapplicable

   22        Omitted - Inapplicable

   23        Omitted - Inapplicable

   24        Omitted - Inapplicable

   27        Financial Data Schedule

----------------
<F*> Previously filed.