Form 10-Q/A
period 1999-06-30
MONSANTO CO
filed 2000-01-21
CIK 67686

======================================================================

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

                           (314) 694-1000
                           --------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
                     CLASS                     JUNE 30, 1999
                     -----                     -------------
          COMMON STOCK, $2 PAR VALUE         633,709,156 SHARES

======================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998, the Statement of Consolidated Financial Position as of June 30, 1999 and December 31, 1998, the Statement of Consolidated Cash Flow for the six months ended June 30, 1999 and six months ended June 30, 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q/A should be read in conjunction with Monsanto's 1998 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" means diluted earnings per share. In tables, all dollars are in millions, except per share data.

Throughout this quarterly filing, "EBITDA (excluding unusual items)" is net earnings (loss) before income taxes, interest expense, depreciation expense, amortization expense, and excludes the effects of unusual items. There were no unusual items in 1999; however, net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million for the cost of exiting the company's optical products business, partially offset by a restructuring reserve reversal.

EBITDA (excluding unusual items) may not be directly comparable to EBITDA performance measures reported by other companies because it excludes unusual items. Although EBITDA (excluding unusual items) is a financial performance measure commonly used in the financial community, it is not a measure of financial performance under accounting principles generally accepted in the United States. The presentation of EBITDA (excluding unusual items) in this quarterly report is intended to supplement investors' understanding of Monsanto's operating performance and not to replace net income, cash flows, financial position nor comprehensive income as determined in accordance with accounting principles generally accepted in the United States. EBITDA (excluding unusual items) excludes the effects of intangible amortization and interest expense. For this reason, the increases in these two elements of the financial statements resulting from the 1998 acquisitions will not be reflected in EBITDA (excluding unusual items), but will impact net income in future periods. Investors and other users of the financial statements should refer to management's discussion and analysis for a description of events that have impacted EBITDA (excluding unusual items) and net income during the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998.

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

                                         MONSANTO COMPANY AND SUBSIDIARIES
                                         STATEMENT OF CONSOLIDATED INCOME
                                      (Dollars in millions, except per share)
                                                     Unaudited

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                           ------------------       ----------------
                                                                            1999        1998        1999        1998
                                                                            ----        ----        ----        ----
Net Sales                                                                  $2,572      $2,079      $4,882      $3,798

Costs and Expenses:
Cost of Goods Sold                                                            850         842       1,721       1,492
Selling, General and Administrative Expenses                                  726         546       1,393       1,011
Technological Expenses                                                        316         317         669         585
Amortization of Intangible Assets                                              84          70         167         116
Restructuring and Other Special Charges - Net                                             (35)                    (35)
Interest Expense                                                              108          51         204          95
Interest Income                                                                (7)        (12)        (14)        (20)
Other Income - Net                                                            (38)        (21)         (1)        (18)
                                                                           ------      ------      ------      ------
Income from Continuing Operations Before Income Taxes                         533         321         743         572
Income Tax Expense                                                            207          97         296         182
                                                                           ------      ------      ------      ------
Income from Continuing Operations Before Cumulative
   Effect of Accounting Change                                                326         224         447         390
Income from Discontinued Operations, net of taxes of $8,
   $17, $15, and $32 million, respectively                                     18          33          30          63
                                                                           ------      ------      ------      ------
Income before Cumulative Effect of Accounting Change                          344         257         477         453
Cumulative Effect of a Change in Accounting Principle,
   net of taxes of $12 million                                                                        (20)
Net Income                                                                 $  344      $  257      $  457      $  453
                                                                           ------      ------      ------      ------

Basic Earnings per Share:
Continuing Operations                                                      $ 0.51      $ 0.37      $ 0.70      $ 0.65
Discontinued Operations                                                      0.03        0.06        0.05        0.11
Cumulative Effect of Accounting Change                                                              (0.03)
Net Income                                                                 $ 0.54      $ 0.43      $ 0.72      $ 0.76
                                                                           ------      ------      ------      ------

Diluted Earnings per Share:
Continuing Operations                                                      $ 0.50      $ 0.36      $ 0.69      $ 0.63
Discontinued Operations                                                      0.03        0.05        0.04        0.10
Cumulative Effect of Accounting Change                                         --          --        (.03)         --
                                                                           ------      ------      ------      ------
Net Income                                                                 $ 0.53      $ 0.41      $ 0.70      $ 0.73
                                                                           ------      ------      ------      ------

Dividends per Share                                                        $ 0.03      $ 0.03      $ 0.06      $ 0.06
                                                                           ------      ------      ------      ------

The accompanying notes are an integral part of the financial statements.

                                 2

                           MONSANTO COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (Dollars in millions, except per share)
                                       Unaudited
                                                                          June 30,  December 31,
                                                                            1999        1998
                                                                            ----        ----
                                   ASSETS

Current Assets:
   Cash and cash equivalents                                              $    99     $    89
   Receivables, net of allowances of $143 in 1999 and $87 in 1998           3,347       2,119
   Miscellaneous receivables and prepaid expenses                             738         777
   Deferred income tax benefit                                                490         488
   Inventories                                                              1,474       1,722
                                                                          -------     -------
      Total Current Assets                                                  6,148       5,195
                                                                          -------     -------

Property, Plant and Equipment                                               5,298       5,185
Less Accumulated Depreciation                                               2,316       2,320
                                                                          -------     -------
   Net Property, Plant and Equipment                                        2,982       2,865
                                                                          -------     -------
Intangible Assets, net of accumulated amortization                          4,914       5,281
Other Assets                                                                1,155       1,120
Net Assets of Discontinued Operations                                       1,690       1,924
                                                                          -------     -------
Total Assets                                                              $16,889     $16,385
                                                                          -------     -------


                      LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $   453     $   823
   Accrued liabilities                                                      2,054       1,888
   Short-term debt                                                          1,743       1,069
                                                                          -------     -------
      Total Current Liabilities                                             4,250       3,780
                                                                          -------     -------

Long-Term Debt                                                              6,130       6,259
Postretirement Liabilities                                                    918         848
Other Liabilities                                                             376         512
Shareowners' Equity:
   Common stock (authorized: 1,000,000,000 shares, par value $2)
      Issued: 846,927,220 shares in 1999 and 1998                           1,694       1,694
      Additional contributed capital                                        1,451       1,389
      Treasury stock, at cost (213,218,064 shares in 1999
      and 217,632,240 shares in 1998)                                      (2,459)     (2,508)
   Reinvested earnings                                                      5,070       4,652
   Reserve for ESOP debt retirement                                           (95)       (106)
   Accumulated other comprehensive loss                                      (446)       (135)
                                                                          -------     -------
      Total Shareowners' Equity                                             5,215       4,986
                                                                          -------     -------
Total Liabilities and Shareowners' Equity                                 $16,889     $16,385
                                                                          -------     -------

The accompanying notes are an integral part of the financial statements.

                              3

                           MONSANTO COMPANY AND SUBSIDIARIES
                          STATEMENT OF CONSOLIDATED CASH FLOW
                                 (Dollars in millions)
                                       Unaudited
                                                                            Six Months Ended
                                                                                June 30,
                                                                            ----------------
                                                                            1999        1998
                                                                            ----        ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                      $   447     $   390
   Add income taxes - continuing operations                                   296         182
                                                                          -------     -------
   Income from continuing operations before income taxes                      743         572

   Adjustments to reconcile to Cash Used in Continuing Operations:
      Income tax refunds (payments)                                           (45)        (21)
      Items that did not use (provide) cash:
         Depreciation and amortization                                        342         231
         Restructuring expense (income)                                                   (35)
         Bad debt expense and other                                            77          89

      Working capital changes that provided (used) cash:
         Accounts receivable                                               (1,347)     (1,273)
         Inventories                                                          152          11
         Accounts payable and accrued liabilities                            (352)         63
         Other                                                                 31        (134)
      Pharmaceutical licensing and product rights sales                                   207
      Other items                                                             (44)        107
                                                                          -------     -------
Cash Used in Continuing Operations                                           (443)       (183)
Cash Used in Discontinued Operations                                         (106)       (121)
                                                                          -------     -------
Total Cash Used in Operations                                                (549)       (304)
                                                                          -------     -------

Investing Activities:
   Property, plant and equipment purchases                                   (392)       (363)
   Acquisition of seed companies                                              (50)        (68)
   Acquisition and investment payments                                         (9)        (60)
   Investment and property disposal proceeds                                  116         126
   Discontinued Operations                                                    314         (14)
                                                                          -------     -------
Cash Used in Investing Activities                                             (21)       (379)
                                                                          -------     -------

Financing Activities:
   Net change in short-term financing                                         674         456
   Long-term debt proceeds                                                     22         223
   Long-term debt reductions                                                 (150)        (68)
   Dividend payments                                                          (38)        (36)
   Common stock issued under employee stock plans                              72          96
                                                                          -------     -------
Cash Provided by Financing Activities                                         580         671
                                                                          -------     -------

Increase (Decrease) in Cash and Cash Equivalents                               10         (12)
Cash and cash equivalents beginning of year                                    89         134
                                                                          -------     -------
Cash and cash equivalents at end of period                                $    99     $   122
                                                                          -------     -------

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

     Also during 1998, Monsanto completed its acquisition of DEKALB Genetics Corporation. ("DEKALB") and acquired Plant Breeding International Cambridge Limited (PBIC) and certain international seed operations of Cargill Incorporated (Cargill). Monsanto accounted for these acquisitions as purchases. The purchase price allocations were based on preliminary assumptions and are subject to revision during 1999, pending final appraisal and valuation studies. Significant components of the current purchase price allocation for the principal acquisitions made during 1998 were to goodwill, $2,835 million; germplasm and core technology, $324 million; trademarks, $206 million; in-process research and development, $402 million; exit costs and employee termination liabilities, ($78) million; inventories and other individually insignificant tangible assets and liabilities, $374 million. The company is continuing to obtain additional information related to intangible assets (primarily germplasm and trademarks), litigation, costs to complete the exit plan for certain activities of the acquired businesses, and inventories. The information necessary to complete the allocation of purchase price is expected to be obtained by the end of the third quarter of 1999.

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


2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                   ------------------       ----------------
                                                    1999        1998        1999        1998
                                                    ----        ----        ----        ----
     Net Income                                     $344        $257       $ 457        $453
                                                    ----        ----       -----        ----

     Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustments        (41)        (27)       (317)        (52)
     Unrealized Investment Gains (Losses)              9         (14)          6           7
                                                    ----        ----       -----        ----
     Total Other Comprehensive (Loss)                (32)        (41)       (311)        (45)
                                                    ----        ----       -----        ----
     Total Comprehensive Income                     $312        $216       $ 146        $408
                                                    ----        ----       -----        ----

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

5. Monsanto's 1998 restructuring plan resulted in the recognition of a reserve liability totaling $220 million (current and long-term) at December 31, 1998. During the second quarter of 1999, 230 employees were severed at a cost of approximately $11 million. Year-to-date severances for 1999 total 675 employees at a cost of $45 million. Cash outflows associated with these separations were charged against the restructuring liability. In addition, Monsanto completed a portion of the facility closures in the first six months of 1999, reducing the restructuring liability by another $12 million.

     Work force reductions and facility closures were behind expectations as of June 30, 1999; however, Monsanto expects to complete the remaining restructuring actions within the originally planned time frame.

                                                  Work force   Facility
                                                  Reduction    Closures      Total
                                                  ---------    --------      -----
     1998 restructuring reserve balance as of
           December 31, 1998                         $188        $32         $220
     Costs charged against reserves                   (45)       (12)         (57)
                                                     ----        ---         ----
     1998 restructuring reserve balance as of
           June 30, 1999                             $143        $20         $163
                                                     ----        ---         ----

6. Components of inventories as of June 30, 1999 and Dec. 31, 1998 were as follows:

                                                  June 30,    Dec. 31,
                                                    1999        1998
                                                    ----        ----
      Finished goods                               $  673      $1,064
      Goods in process                                336         469
      Raw materials and supplies                      498         224
                                                   ------      ------
      Inventories, at FIFO cost                     1,507       1,757
      Excess of FIFO over LIFO cost                   (33)        (35)
                                                   ------      ------
      Total                                        $1,474      $1,722
                                                   ------      ------

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

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             UNAUDITED

8. In June, 1999, Monsanto management committed to a plan to sell its artificial sweetener and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively (see Discontinued Operations disclosure for further details).


     Net sales, income and net assets from discontinued operations are as follows:

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                      ------------------      ----------------
                                                       1999        1998        1999       1998
                                                       ----        ----        ----       ----
     Net Sales                                         $234        $372        $469       $697

     Income from Discontinued Operations, Before Tax     26          50          45         95
     Discontinued Operations Income Tax                   8          17          15         32
                                                       ----        ----        ----       ----
     Income from Discontinued Operations               $ 18        $ 33        $ 30       $ 63
                                                       ----        ----        ----       ----

     Net Assets of Discontinued Operations:     As of June 30, 1999   As of December 31, 1998
                                                -------------------   -----------------------
     Current Assets                                  $  654                  $  994
     Non-Current Assets                               1,290                   1,269
                                                     ------                  ------
     Total Assets                                    $1,944                  $2,263
                                                     ------                  ------

     Current Liabilities                             $  189                  $  272
     Non-Current Liabilities                             65                      67
                                                     ------                  ------
     Total Liabilities                               $  254                  $  339
                                                     ------                  ------

     Net Assets of Discontinued Operations           $1,690                  $1,934
                                                     ------                  ------

9. On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigree Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc.

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             UNAUDITED

10. Business segment data for the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998 were as follows for net sales, EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Total Monsanto consolidated EBIT includes the effects of unusual items. There have been no unusual items in 1999; however, net income and income from continuing operations for the second quarter of 1998 included an aftertax net charge of $13 million for the cost of exiting the company's optical products business, partially offset by a restructuring reserve reversal.

                                                                               Net Sales
                                                               Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                               ------------------      -----------------
                                                                1999        1998        1999       1998
                                                                ----        ----        ----       ----
            Agricultural Products                              $1,612      $1,439      $3,069     $2,572
            Pharmaceuticals                                       923         588       1,748      1,120
            Corporate and Other                                    37          52          65        106
                                                               ------      ------      ------     ------
            Total Net Sales                                    $2,572      $2,079      $4,882     $3,798
                                                               ------      ------      ------     ------
                                                                                  EBIT
                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                                ------------------      ----------------
                                                                 1999        1998        1999       1998
                                                                 ----        ----        ----       ----
            Segment EBIT (excluding unusual items)
               from Continuing Operations:
            Agricultural Products                                $505        $483       $ 804      $ 818
            Pharmaceuticals                                       212         (15)        290         (2)
            Corporate and Other                                   (76)        (83)       (147)      (136)
                                                                 ----        ----       -----      -----
            Total segment EBIT (excluding unusual items)          641         385         947        680
                                                                 ----        ----       -----      -----

            Restructuring and Other Unusual Items - Net            --         (13)         --        (13)
                                                                 ----        ----       -----      -----
            Total EBIT from Continuing Operations                $641        $372       $ 947      $ 667
                                                                 ----        ----       -----      -----

            EBITDA (excluding unusual items) from Continuing Operations:

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                                ------------------      ----------------
                                                                 1999        1998       1999        1998
                                                                 ----        ----       ----        ----
            Agricultural Products                                $618        $555      $1,031      $ 969
            Pharmaceuticals                                       256          15         369         56
            Corporate and Other                                   (57)        (87)       (111)      (138)
                                                                 ----        ----      ------      -----
            Total EBITDA from Continuing
               Operations (excluding unusual items)               817         483       1,289        887
                                                                 ----        ----      ------      -----

            Interest Expense                                      108          51         204         95
            Income Taxes                                          207          97         296        182
            Amortization Expense                                   84          46         167         92
            Depreciation                                           92          52         175        115
            Restructuring and Other Unusual Items - Net                       (13)                   (13)
                                                                 ----        ----      ------      -----
            Income from Continuing Operations                    $326        $224      $   44      $ 390
                                                                 ----        ----      ------      -----

                                9

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

     As a result of discussions with the staff of the SEC and clarification of its interpretation regarding the classification of certain transactions, Monsanto agreed to reclassify certain revenues associated with the sales of pharmaceutical product rights in the Statement of Consolidated Income. The effect of this reclassification was to reduce "Net Sales" and increase other income included in "Other Expense, Net" by $14 million for the three and six months ended June 30, 1999, and $19 million for the three and six months ended June 30, 1998.

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

In June, 1999, Monsanto management committed to a plan to sell its artificial sweetener and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively (see Discontinued Operations disclosure for further details).

RESULTS FROM OPERATIONS - SECOND QUARTER 1999 COMPARED WITH SECOND
------------------------------------------------------------------
QUARTER 1998
------------

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

Consolidated earnings before interest expense and taxes (EBIT) from continuing operations increased 72 percent to $641 million in the second quarter of 1999, compared with EBIT from continuing operations of $372
million in the second quarter of 1998.   Net sales grew to a record
$2,572 million in the second quarter of 1999, compared with net sales of $2,079 million for the same period a year ago. Gross profit increased 39% in the second quarter of 1999 compared with the second quarter 1998, primarily because of the strong performance of the Pharmaceuticals segment. Selling, general and administrative ("SG&A" ) expenses increased to $726 million in the second quarter of 1999 compared with prior year quarter SG&A expenses of $546 million. The inclusion in 1999 of SG&A expenses from acquired seed companies and profit sharing expenses associated with the co-promotion alliance for Celebrex(R) arthritis treatment were the primary reasons for the increase. Technological expense in the second quarter of 1999 remained flat when compared with technological expense in the second quarter of 1998 because of planned timing of 1999 technological expenditures.

Amortization of intangible assets increased in the second quarter of 1999 principally because of the increase in intangible assets related to the seed company acquisitions made in 1998. Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings which created a higher debt level in 1999. As a result, interest expense increased $57 million in the second quarter 1999 when compared to the same period a year ago. Other income increased $17 million in the second quarter of 1999 vs. the prior year second quarter primarily because of a pretax gain of $40 million recorded on the sale of the NSC Technologies, LLC business in the second quarter of 1999.

                  MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)

Business segment data for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

                                                                   Net Sales
                                                   Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                   ------------------       ----------------
                                                    1999        1998        1999        1998
                                                    ----        ----        ----        ----
      Agricultural Products                        $1,612      $1,439      $3,069      $2,572
      Pharmaceuticals                                 923         588       1,748       1,120
      Corporate and Other                              37          52          65         106
                                                   ------      ------      ------      ------
      Total Net Sales                              $2,572      $2,079      $4,882      $3,798
                                                   ------      ------      ------      ------

                                                                       EBIT
                                                    Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                    ------------------       ----------------
                                                     1999        1998        1999        1998
                                                     ----        ----        ----        ----
      Segment EBIT (excluding unusual items)
         from Continuing Operations:
      Agricultural Products                          $505        $483       $ 804       $ 818
      Pharmaceuticals                                 212         (15)        290          (2)
      Corporate and Other                             (76)        (83)       (147)       (136)
                                                     ----        ----       -----       -----
      Total segment EBIT (excluding unusual items)    641         385         947         680

      Restructuring and Other Unusual Items - Net                 (13)                    (13)
                                                     ----        ----       -----       -----
      Total EBIT from Continuing Operations          $641        $372       $ 947       $ 667
                                                     ----        ----       -----       -----

Agricultural Products Segment
-----------------------------

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

Pharmaceuticals Segment
-----------------------

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

The Pharmaceuticals segment recorded net sales of $923 million in the second quarter of 1999, compared with net sales of $588 million during the same period in 1998, a 57 percent increase. The strong product sales of Celebrex(R) were primarily responsible for the increase. Sales of Arthrotec(R) arthritis treatment also were higher in the second quarter of 1999, despite market share shifts toward Celebrex(R). Sales of Ambien(R) short-term treatment for insomnia slightly increased in the second quarter of 1999, as new and refill prescription rates continued to grow.

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

SEGMENT EBITDA (EXCLUDING UNUSUAL ITEMS)
----------------------------------------

Business segment earnings before interest expense, taxes, depreciation and amortization (EBITDA) excluding unusual items for the three months and six months ended June 30, 1999 and June 30, 1998, were as follows:

     EBITDA (excluding unusual items) from Continuing Operations:

                                                    Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                    ------------------      -----------------
                                                     1999        1998       1999         1998
                                                     ----        ----       ----         ----
      Agricultural Products                          $618        $555      $1,031       $ 969
      Pharmaceuticals                                 256          15         369          56
      Corporate and Other                             (57)        (87)       (111)       (138)
                                                     ----        ----      ------       -----

      Total EBITDA from Continuing
         Operations (excluding unusual items)         817         483       1,289         887
                                                     ----        ----      ------       -----

      Interest Expense                                108          51         204          95
      Income Taxes                                    207          97         296         182
      Amortization Expense                             84          46         167          92
      Depreciation                                     92          52         175         115
      Restructuring and Other Unusual Items - Net                 (13)                    (13)
                                                     ----        ----      ------       -----
      Income from Continuing Operations              $326        $224      $  447       $ 390
                                                     ----        ----      ------       -----

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

RESULTS FROM OPERATIONS - FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST
----------------------------------------------------------------------
SIX MONTHS OF 1998
------------------

Net income for Monsanto totaled $457 million, or $0.70 per share, for the first six months of 1999 compared with net income of $453 million, or $0.73 per share for the first six months of 1998. Monsanto earned income from continuing operations for the first six months of 1999 of $447 million, or $0.69 per share compared with income from continuing operations of $390 million, or $0.63 per share for the same period in 1998. There have been no unusual items in 1999; however, results for second quarter of 1998 included an aftertax net charge of $13 million, or $0.02 per share, for the cost of exiting the company's optical products business partially offset by a restructuring reserve reversal. Excluding unusual items in 1998, net income was $466 million, or $0.75 per share and income from continuing operations was $403 million, or $0.65 per share.

Consolidated earnings before interest expense and taxes (EBIT) from continuing operations increased 42 percent to $947 million for the first six months of 1999, compared with EBIT from continuing operations of $667 million for the first six months of 1998. Sales for the first six months of 1999 grew to a record $4,882 million while gross profit increased 37 percent, primarily because of the strong performance of the Pharmaceuticals segment. Selling, general and administrative (SG&A ) expenses increased to $1,393 million in the first half of 1999 compared with SG&A expenses of $1,011 million in the first-half of 1998. Inclusion in the first half of 1999 of SG&A expenses from acquired seed companies and continued spending associated with the launch of Celebrex(R) arthritis treatment were principally responsible for the increase. Technological expenses rose 14 percent in the first half of 1999 compared with the first half of 1998, driven by higher expenses in the Agricultural Products segment and the Pharmaceuticals segment. Continued spending on crop biotechnology initiatives was responsible for the increase in the Agricultural Products segment. Technological expenses for the Pharmaceuticals segment increased to support several late-stage new product candidates combined with close-out expenses associated with discontinuation of clinical trials for the fibans research program.

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

                  MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)

Agricultural Products Segment
-----------------------------

Agricultural Products segment EBIT (excluding unusual items) was $804 million in the first six months of 1999 compared with EBIT (excluding unusual items) of $818 million for the first six months of 1998, a 2 percent decrease. The impact of increased sales for the Agricultural Products segment in the first half of 1999 compared with the first half of 1998 was more than offset by increases in SG&A and technological expenses, and amortization costs. The inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives caused an increase in SG&A and technological expenses in the first six months of 1999. Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the first six months of 1999 compared with the same period a year ago. An increase in intangible assets related to seed company acquisitions in 1998 caused higher amortization expense in the first half of 1999 compared with the first half of 1998.

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

Net sales for the Pharmaceuticals segment rose to $1,748 million in the first six months of 1999 compared with net sales of $1,120 million in the same period of 1998, an increase of 56 percent. The successful launch and continued strong sales of Celebrex(R) arthritis treatment drove the increase. In addition, segment sales for the first six months of 1999 reflect significant increases in sales volumes of Arthrotec(R) and Daypro(R) arthritis treatments when compared to sales volumes in the same period in 1998, despite market share shifts towards Celebrex(R) arthritis treatment.

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

CHANGES IN FINANCIAL CONDITION -- JUNE 30, 1999 COMPARED WITH DEC. 31,
----------------------------------------------------------------------
1998
----

Working capital as of June 30, 1999 increased to $1,886 million from $1,415 million as of December 31, 1998, primarily because of a seasonal increase in the Agricultural Products segment's trade receivables partially offset by inventory decrease of $248 million. The current ratio was 1.4 at June 30, 1999 and year-end 1998. Accounts payable decreased by $370 million, or 45 percent, primarily because of payments made to seed growers in the first half of 1999. Short-term debt increased $674 million when compared to the year-end balance. The restructuring liability of $220 million established in 1998 was reduced by $57 million in the first six months of 1999 to cover the cost for employees severed and facility closures. Work force reductions and facility closures were behind expectations as of June 30, 1999, however, Monsanto expects to complete the remaining restructuring actions within the originally planned time frame. The percent of total debt to total capitalization increased to 60 percent as of June 30, 1999 compared with 59 percent as of December 31, 1998 because of the increase in short-term debt to fund the seasonal needs of the Agricultural Products segment and the Pharmaceutical segment's launch of Celebrex(R) arthritis treatment.

Operating activities from continuing operations used a net $443 million of cash in the first six months of 1999, compared with $183 million of net cash used in operations during the same period in 1998. The increase in cash used in operations resulted primarily from the seasonal working capital requirements of the Agricultural Products segment and the Pharmaceuticals segment product launch of Celebrex(R) arthritis treatment. For comparative purposes, cash used in operations for the first six months of 1998 included the collection of $207 million of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first six months of 1999 used $21 million of cash compared with a use of cash of $379 million in the first six months of 1998. Investing activities for the 1999 period included the proceeds from the divestment of the Ortho(R) lawn-and-garden business for $340 million. Financing activities for the first six months of 1999 provided $580 million of cash compared with $671 million in the first six months of 1998. Financing activities for the first six months of 1999 include the net increase in short-term financing of $674 million, which was primarily used to fund Agricultural Product's higher seasonal working capital levels and Pharmaceuticals' launch and marketing of Celebrex(R).

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

On August 12, a Judge of the 6th Federal Court's Section, Brasilia, issued a decision requiring Monsanto to submit an environmental impact report in order to obtain approval for the commercial planting of RoundupReady(R) soybeans in Brazil. The decision makes final the injunction issued by the same Court on June 18, 1999, which is currently on appeal by Monsanto. Monsanto had received approval for commercial planting of RoundupReady(R) soybeans in Brazil on September 29, 1998 from CTNBio, the agency which oversees products developed through biotechnology. CTNBio previously had waived the requirement for an environmental impact report. The decision means that prior to commercialization of RoundupReady(R) Soybeans in Brazil, either an environmental impact report must be approved by the appropriate environmental regulatory authorities in Brazil, or the decision of the
6th Federal Court's Section must be overturned or modified.   Monsanto
intends to pursue all available legal procedures to overturn the decision. In addition, Monsanto intends to continue, within the bounds of the Court's decision, working with the regulatory authorities in Brazil to obtain all approvals necessary for the commercial planting of RoundupReady(R) soybeans.

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
      Applications assessed for Y2K compliance                                         100 percent             100 percent
      Applications compliant                                                            82 percent              66 percent
      Applications to be remediated through replacements and upgrades                   11 percent              17 percent
      Anticipated retirements                                                            1 percent               3 percent
      Applications at various stages of renovation, redevelopment or testing             6 percent              14 percent

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

Significant interest rate risk sensitive instruments as of June 30, 1999 were:

                                                              Expected Maturity Date
                                        -------------------------------------------------------------------
                                        1999         2000       2001         2002        2003    Thereafter    TOTAL
                                        ----         ----       ----         ----        ----    ----------    -----
Long-Term Debt:
     Fixed Rate ($US)
     Principal Amount                                $161      $  533         $19        $738      $2,797      $4,248
     Average Interest Rate                           6.1%        5.6%        8.3%        6.1%        6.7%        6.5%

     Fixed Rate (Japanese Yen)                                                                     $   82      $   82
     Average Interest Rate                                                                           5.6%        5.6%

     Variable Rate ($US)
     Principal Amount <F1>                           $ 60      $1,063         $72        $365      $  208      $1,769
     Average Interest Rate                           4.4%        4.9%        4.3%        4.5%        4.0%        4.7%

Short-Term Debt:
     Fixed Rate ($US)
     Principal Amount                  $  148                                                                  $  148
     Average Interest Rate               7.7%                                                                    7.7%

     Variable Rate ($US)
     Principal Amount <F2>             $1,429                                                                  $1,429
     Average Interest Rate               5.0%                                                                    5.0%

<F1> Includes $1.0 billion of commercial paper that is assumed to be renewed through 2001, when the company's $1.0 billion credit facility expires.
<F2> Average variable rates are based on the variable rates on June 30,
     1999. Actual rates may be higher or lower.

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

As described in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1998, the company and/or DEKALB is the plaintiff in various legal actions involving Bt technology, herbicide-resistant and/or insect-resistant transgenic corn, or corn transformation patents. (a) The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Most of these actions have been filed in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). By order dated June 30, 1999, the special master in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. No trial date has been established in the Rockford Litigation. The actions in the Rockford Litigation were initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer"), Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation. Additional actions were filed in the Rockford Litigation against: Northrup King Co. on June 10, 1996; and several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. On July 2, 1999, DEKALB sued Pioneer in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn; on July 30, 1999, DEKALB moved to consolidate the new suit with the remainder of the Rockford Litigation for purposes of trial. In addition to the Rockford Litigation, DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, in U. S. District Court for the Northern District of Indiana (Indianapolis Division); this action has been stayed awaiting decision on the Rockford Litigation. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. Monsanto has filed a motion for judgment as a matter of law to overturn the jury verdict and will continue to litigate vigorously its position in the matter.

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

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002 or until a successor is elected and has qualified or until his or her earlier death,
     resignation or removal.   Votes were cast as follows:

                                     Votes                 Votes
           Name                      "For"          "Withhold Authority"
           ----                      -----          --------------------
      J. F. M. Peters             518,429,744            15,397,281

      R. B. Shapiro               516,660,924            17,166,101

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

     Marketing Strategy.  Monsanto expects to increase Roundup(R) sales
     ------------------
     by focusing on brand premiums, providing unique formulations and services, offering integrated seed and biotech solutions through cross selling and the growth and introduction of RoundupReady(R) crops, and continuing to encourage the practice of conservation
     tillage.   In addition, Monsanto will seek to enter into strategic
     agreements to supply glyphosate to other herbicide producers. The success of the company's Roundup(R) marketing strategy will depend on the continued expansion of conservation tillage practices and the company's ability to realize and promote cost and production benefits of its product packages, introduce new RoundupReady(R) crops and economically produce glyphosate in sufficient quantities to allow it to market to such producers.

     Pricing Strategy.  Monsanto significantly reduced the sales price
     ----------------
     of Roundup(R) in the United States. This price elasticity strategy is designed to increase demand for Roundup(R) in the United States by making Roundup(R) more economical, encouraging both new uses of the product and expansion of the number of acres treated. Monsanto's experience in numerous markets worldwide has been that price reductions have stimulated volume growth. However, the volume increases in the other countries also may have been influenced by a variety of other factors, such as weather; the increased use of conservation tillage practices; development of other new markets or applications for Roundup(R); launch of new products including Roundup Ready(R) crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends in one country may or may not be duplicated in other world areas. As a result, Monsanto's experience with price elasticity in markets outside the United States may or may not be replicated in the United States.

     Production Cost Decreases.  Monsanto also believes that increased
     -------------------------
     volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of Roundup(R).

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




                                       MONSANTO COMPANY
                               --------------------------------
                                         (Registrant)




                                    /s / RICHARD B. CLARK
                               --------------------------------
                                       RICHARD B. CLARK
                                Vice President and Controller
                               (On behalf of the Registrant and
                               as Principal Accounting Officer)




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

   4              Omitted - Inapplicable

   10<F*>   1.    Monsanto Management Incentive Plan of 1996, as amended April 25, 1997, July
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

------------
<F*> Previously filed.

                                  30