Form 10-Q/A
period 1999-09-30
MONSANTO CO
filed 2000-01-21
CIK 67686

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

                           (314) 694-1000
                           --------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AT
               CLASS                    SEPTEMBER 30, 1999
               -----                    ------------------
     COMMON STOCK, $2 PAR VALUE         634,608,378 SHARES

======================================================================

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 1999 and the three months and nine months ended September 30, 1998, the Statement of Consolidated Financial Position as of September 30, 1999 and December 31, 1998, the Statement of Consolidated Cash Flow for the nine months ended September 30, 1999 and nine months ended September 30, 1998, and related Notes to Financial Statements follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q/A should be read in conjunction with Monsanto's 1998 amended Annual Report on Form 10-K/A and Quarterly Reports on Form 10-Q/A for the periods ended March 31, 1999 and June 30, 1999.

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

                                         MONSANTO COMPANY AND SUBSIDIARIES
                                         STATEMENT OF CONSOLIDATED INCOME
                                      (Dollars in millions, except per share)
                                                     Unaudited
                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,           September 30,
                                                                           ------------------      -----------------
                                                                            1999        1998        1999        1998
                                                                            ----        ----        ----        ----
Net Sales                                                                  $1,922      $1,706      $6,804      $5,504

Costs and Expenses:
Cost of Goods Sold                                                            729         623       2,450       2,115
Selling, General and Administrative Expenses                                  714         517       2,107       1,528
Technological Expenses                                                        339         346       1,008         931
Acquired In-Process Research and Development                                              189                     189
Amortization of Intangible Assets                                              92          51         259         167
Restructuring Expense (Income)                                                 10                      10         (35)
Interest Expense                                                               83          49         287         144
Interest Income                                                               (16)        (15)        (30)        (35)
Other Expense - Net                                                            14          24          13           6
                                                                           ------      ------      ------      ------

Income (Loss) from Continuing Operations Before
   Income Taxes                                                               (43)        (78)        700         494
Income Tax Expense (Benefit)                                                  (53)         33         243         215
                                                                           ------      ------      ------      ------
Net Income (Loss) from Continuing Operations                                   10        (111)        457         279
   Before Change in Accounting Principle

Income from Discontinued Operations, Net of taxes of
   $15, $3, $30, and $35 million, respectively                                 27          11          57          74
Gain on Sale of Discontinued Operations, Net of taxes of
   $4 million                                                                  12                      12
                                                                           ------      ------      ------      ------
Income (Loss) before Cumulative Effect of Accounting Change                    49        (100)        526         353
Cumulative Effect of a Change in Accounting Principle,
   Net of taxes of $12 million                                                                        (20)
                                                                           ------      ------      ------      ------

Net Income (Loss)                                                          $   49      $ (100)     $  506      $  353
                                                                           ======      ======      ======      ======

Basic Earnings (Loss) per Share:
Continuing Operations                                                      $ 0.02      $(0.18)     $ 0.72      $ 0.47
Discontinued Operations                                                      0.04        0.01        0.09        0.12
Gain on Sale of Discontinued Operations                                      0.02                    0.02
Cumulative Effect of Accounting Change                                                              (0.03)
                                                                           ------      ------      ------      ------
Net Income (Loss)                                                          $ 0.08      $(0.17)     $ 0.80      $ 0.59

Diluted Earnings (Loss) per Share:
Continuing Operations                                                      $ 0.02      $(0.18)     $ 0.70      $ 0.45
Discontinued Operations                                                      0.04        0.01        0.09        0.11
Gain on Sale of Discontinued Operations                                      0.02                   (0.02)
Cumulative effect of Accounting Change                                                              (0.03)
                                                                           ------      ------      ------      ------
Net Income (Loss)                                                          $ 0.08      $(0.17)     $ 0.78      $ 0.56
                                                                           ------      ------      ------      ------

Dividends per Share                                                        $ 0.03      $ 0.03      $ 0.09      $ 0.09
                                                                           ------      ------      ------      ------

The accompanying notes are an integral part of the financial statements.

                           MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (Dollars in millions, except per share)
                                      Unaudited
                                                                        September 30,  December 31,
                                                                            1999          1998
                                                                            ----          ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                              $    84       $    89
   Receivables, net of allowances of $150 in 1999 and $87 in 1998           2,791         2,119
   Miscellaneous receivables and prepaid expenses                             659           777
   Deferred income tax benefit                                                515           488
   Inventories                                                              1,598         1,722
                                                                          -------       -------
      Total Current Assets                                                  5,647         5,195
                                                                          -------       -------

Property, Plant and Equipment                                               5,438         5,185
Less Accumulated Depreciation                                               2,388         2,320
                                                                          -------       -------
   Net Property, Plant and Equipment                                        3,050         2,865
                                                                          -------       -------
Intangible Assets, net of accumulated amortization                          4,645         5,281
Other Assets                                                                1,055         1,120
Net Assets of Discontinued Operations                                       1,586         1,924
                                                                          -------       -------
Total Assets                                                              $15,983       $16,385
                                                                          =======       =======


                      LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $   472       $   823
   Accrued liabilities                                                      2,168         1,888
   Short-term debt                                                            915         1,069
                                                                          -------       -------
      Total Current Liabilities                                             3,555         3,780
                                                                          -------       -------

Long-Term Debt                                                              5,961         6,259
Postretirement Liabilities                                                    858           848
Other Liabilities                                                             366           512
Shareowners' Equity:
   Common stock (authorized: 1,000,000,000 shares, par value $2)
      Issued: 846,927,220 shares in 1999 and 1998                           1,694         1,694
      Additional contributed capital                                        1,467         1,389
      Treasury stock, at cost (212,318,842 shares in 1999
      and 217,632,240 shares in 1998)                                      (2,449)       (2,508)
   Reinvested earnings                                                      5,101         4,652
   Reserve for ESOP debt retirement                                           (91)         (106)
   Accumulated other comprehensive loss                                      (479)         (135)
                                                                          -------       -------
      Total Shareowners' Equity                                             5,243         4,986
                                                                          -------       -------
Total Liabilities and Shareowners' Equity                                 $15,983       $16,385
                                                                          =======       =======

The accompanying notes are an integral part of the financial statements.

                                3

                           MONSANTO COMPANY AND SUBSIDIARIES
                          STATEMENT OF CONSOLIDATED CASH FLOW
                                 (Dollars in millions)
                                       Unaudited
                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              -----------------
                                                                               1999       1998
                                                                               ----       ----
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Income from continuing operations                                          $ 457     $   279
   Add income taxes - continuing operations                                     243         215
                                                                              -----     -------
   Income from continuing operations before income taxes                        700         494

   Adjustments to reconcile to Cash Provided (Used) in Continuing Operations:
      Income tax refunds (payments)                                             (57)        135
      Items that did not use (provide) cash:
         Depreciation and amortization                                          521         365
         Restructuring expense (income)                                          10         (35)
         Acquired in-process research and development expense                               189
         Bad debt expense and other                                              53          67

      Working capital changes that provided (used) cash:
         Accounts receivable                                                   (670)       (975)
         Inventories                                                             39         (78)
         Accounts payable and accrued liabilities                              (146)        (41)
         Other                                                                   37        (312)
      Pharmaceutical licensing and product rights sales                                     225
      Other items                                                                22          27
                                                                              -----     -------
Cash Provided by Continuing Operations                                          509          61
Cash Provided by (Used in) Discontinued Operations                             (144)        155
                                                                              -----     -------
Total Cash Provided by Operations                                               365         216
                                                                              -----     -------


Investing Activities:
   Property, plant and equipment purchases                                     (626)       (538)
   Acquisition and investment payments                                          (78)       (768)
   Investment disposal and other proceeds                                       452         130
   Discontinued operations proceeds (payments)                                  301         (28)
                                                                              -----     -------
Cash Provided by (Used in) Investing Activities                                  49      (1,204)
                                                                              -----     -------

Financing Activities:
   Net change in short-term financing                                          (154)        818
   Long-term debt proceeds                                                       25         224
   Long-term debt reductions                                                   (323)        (68)
   Dividend payments                                                            (57)        (54)
   Common stock issued under employee stock plans                                90         149
                                                                              -----     -------
Cash Provided by (Used in) Financing Activities                                (419)      1,069
                                                                              -----     -------

Increase in Cash and Cash Equivalents                                            (5)         81
Cash and cash equivalents beginning of year                                      89         134
                                                                              -----     -------
Cash and cash equivalents at end of period                                    $  84     $   215
                                                                              -----     -------

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


2. Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income (loss) for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    ------------------      -----------------
                                                     1999        1998        1999        1998
                                                     ----        ----        ----        ----
   Net Income (Loss)                                 $ 49       $(100)      $ 506        $353
                                                     ----       -----       -----        ----

   Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments           (43)         39        (360)        (13)
   Unrealized Investment Gains                         10           9          16          17
                                                     ----       -----       -----        ----
   Total Other Comprehensive Income (Loss)            (33)         48        (344)          4
                                                     ----       -----       -----        ----
      Total Comprehensive Income (Loss)              $ 16       $ (52)      $ 162        $357
                                                     ----       -----       -----        ----

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

5. Monsanto's 1998 restructuring plan resulted in the recognition of liabilities totaling $220 million (current and long-term) at December 31, 1998. During the third quarter of 1999, 250 employees were severed at a cost of approximately $23 million. Year-to-date severance's for 1999 total 925 employees at a cost of $67 million. Cash outflows associated with these separations were charged against the restructuring liability. Monsanto completed a portion of the facility closures in the first nine months of 1999, reducing the restructuring liability by another $12 million. In addition, in the third quarter of 1999, Monsanto reversed restructuring liabilities of $36 million pretax, largely the result of lower actual severance and facility shut-down expenses than originally estimated. Monsanto expects to complete the remaining restructuring actions within the originally planned time frame.

                                                  Work Force   Facility
                                                  Reduction    Closures     Total
                                                  ---------    --------     -----
     1998 restructuring reserve balance as of
          December 31, 1998                          $188        $ 32        $220
     Costs charged against reserves                   (67)        (12)        (79)
     Restructuring reserve reversals                  (25)        (11)        (36)
                                                     ----        ----        ----
     1998 restructuring reserve balance as of
          September 30, 1999                         $ 96        $  9        $105
                                                     ----        ----        ----

6. Components of inventories as of September 30, 1999 and December 31, 1998 were as follows:

                                                September 30,  December 31,
                                                    1999          1998
                                                    ----          ----
            Finished goods                         $  698        $1,064
            Goods in process                          446           469
            Raw materials and supplies                486           224
                                                   ------        ------
            Inventories, at FIFO cost               1,630         1,757
            Excess of FIFO over LIFO cost             (32)          (35)
                                                   ------        ------
            Total                                  $1,598        $1,722
                                                   ------        ------

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

     Net sales, income and net assets from discontinued operations are as follows:

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30
                                                               ------------------      -----------------
                                                                1999        1998        1999        1998
                                                                ----        ----        ----        ----
     Net Sales                                                  $243        $274        $712        $971

     Income from Discontinued Operations, Net of tax
           of $15, $3, $30 and $35, respectively                  27          11          57          74

     Gain on Sale of Discontinued Operations:
           Operating Income From Discontinued
                 Operations, Net of Tax of $11 million            23                      23
           Loss on Disposal of Discontinued
                 Operations, Net of tax of $7 million            (11)                    (11)
                                                                ----        ----        ----        ----
     Gain on Sale of Discontinued Operations, Net of
           tax of $4 million                                      12                      12
     Net Income from Discontinued Operations                    $ 39        $ 11        $ 69        $ 74
                                                                ----        ----        ----        ----
     Net Assets of Discontinued Operations:             As of September 30,     As of December 31,
                                                        -------------------     ------------------
                                                               1999                    1998
                                                               ----                    ----
     Current Assets                                           $  579                  $  994
     Non-Current Assets                                        1,339                   1,269
                                                              ------                  ------
     Total Assets                                             $1,918                  $2,263
                                                              ------                  ------

     Current Liabilities                                      $  182                  $  272
     Non-Current Liabilities                                     150                      67
                                                              ------                  ------
     Total Liabilities                                        $  332                  $  339
                                                              ------                  ------

     Net Assets of Discontinued Operations                    $1,586                  $1,924
                                                              ------                  ------

9. On August 6, 1999, Monsanto announced the signing of a definitive agreement to sell Stoneville Pedigreed Seed Company to an affiliate of Hicks, Muse, Tate & Furst, Inc. Closing of this transaction is subject to customary closing conditions; and Monsanto's obligation to close this transaction is subject to satisfaction of all conditions precedent to its merger with D&PL.

10. On September 7, 1999, Monsanto announced the sale of the alginates business to International Specialty Products ("ISP"). The closing of this transaction occurred on October 15, 1999 and is recorded in results from discontinued operations. Proceeds from the sale were used to pay down debt.

                  MONSANTO COMPANY AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              UNAUDITED

11. Business segment data for the three months and nine months ended September 30, 1999 and September 30,1998 were as follows for net sales, EBIT (earnings before interest expense and income taxes) and EBITDA (earnings before interest expense, income taxes, depreciation and amortization). Segment EBIT and EBITDA exclude unusual items and are indicated as "EBIT (excluding unusual items)" and "EBITDA (excluding unusual items)". Total Monsanto consolidated EBIT includes the effects of unusual items.

     Net income and income from continuing operations for the third quarter and first nine months of 1999 included unusual items after-tax of $9 million and $25 million, respectively. These unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998, partially offset by the cost to exit the alginates business. Net income and income from continuing operations for the third quarter of 1998 included an after-tax charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D") principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). This charge in third quarter of 1998 was subsequently revised in fourth quarter of 1998, as a result of clarified guidance on in-process R&D from the United States Securities and Exchange Commission. Net income and income from continuing operations for the first nine months of 1998 included an after-tax charge of $13 million, or $0.02 per share, for the net cost of exiting the Company's optical products business and an after-tax charge of $187 million, or $0.30 per share, for the write-off of in-process R&D, partially offset by a restructuring reserve reversal.

                                                                               Net Sales
                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                               ------------------      -----------------
                                                                1999        1998        1999        1998
                                                                ----        ----        ----        ----
            Agricultural Products                              $  951      $  868      $4,020      $3,440
            Pharmaceuticals                                       948         796       2,696       1,916
            Corporate and Other                                    23          42          88         148
                                                               ------      ------      ------      ------
                  Total Net Sales                              $1,922      $1,706      $6,804      $5,504
                                                               ------      ------      ------      ------
                                                                                   EBIT
                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                ------------------      -----------------
                                                                 1999        1998       1999         1998
                                                                 ----        ----       ----         ----
            Segment EBIT (excluding unusual items):

            Agricultural Products                                $(25)      $ 103      $  779       $ 921
            Pharmaceuticals                                       142         130         432         128
            Corporate and Other                                   (39)        (73)       (186)       (209)
                                                                 ----       -----      ------       -----
            Total segment EBIT (excluding unusual items)           78         160       1,025         840
                                                                 ----       -----      ------       -----

            Restructuring and Other Unusual Items
                  from Continuing Operations - Net                (38)       (189)        (38)       (202)
                                                                 ----       -----      ------       -----
            Total EBIT from Continuing Operations                $ 40       $ (29)     $  987       $ 638
                                                                 ----       -----      ------       -----

                  MONSANTO COMPANY AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              UNAUDITED

                                                                     EBITDA (excluding unusual items)
                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                ------------------      -----------------
                                                                 1999        1998       1999        1998
                                                                 ----        ----       ----        ----
            Segment EBITDA (excluding unusual items):

            Agricultural Products                                $ 91       $ 194      $1,122      $1,163
            Pharmaceuticals                                       181         171         550         227
            Corporate and Other                                   (23)        (70)       (134)       (208)
                                                                 ----       -----      ------      ------
            Total Segment EBITDA (excluding unusual items)        249         295       1,538       1,182
                                                                 ----       -----      ------      ------

            Interest Expense                                       83          49         287         144
            Income Taxes                                          (53)         33         243         215
            Amortization Expense                                   92          51         259         167
            Depreciation                                           87          84         262         198
            Restructuring and Other Unusual Items - Net            30         189          30         179
                                                                 ----       -----      ------      ------
            Income from Continuing Operations                    $ 10       $(111)     $  457      $  279
                                                                 ----       -----      ------      ------

     Financial information for the third quarter or first nine months should not be annualized. Monsanto's sales and operating income are historically higher during the first half of the year, primarily because of the concentration of sales from the Agricultural Products segment in the first half of the year.

12. In the third quarter of 1999, Monsanto recorded an after-tax charge of $49 million for unusual items principally associated with the accelerated integration of Monsanto's agricultural chemical and seed operations. Also during the third quarter of 1999, a net after-tax gain of $40 million was recorded from the reversal of restructuring liabilities originally established in 1998, partially offset by $11 million of cost to exit the alginates business. These restructuring liability reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily because of the disposal of the alginates business. The following table represents the expenses / (income) components of the net after-tax charge of $9 million that was recorded in the Statement of Consolidated Income as the result of these unusual items. In the third quarter of 1998, Monsanto recorded unusual items of $189 million pretax for the write-off of in-process research and development ("R&D") related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). This charge in third quarter of 1998 was subsequently revised in fourth quarter of 1998, as a result of clarified guidance on in-process R&D from the United States Securities and Exchange Commission.

                                                                                   Total Unusual Items
                                                       Unusual     Restructuring    Nine Months Ended
                                                       Charges       Reversals      September 30, 1999
                                                       -------     -------------   -------------------
     Cost of Goods Sold                                 $ 20            $  -               $ 20
     Amortization of Intangible Assets                     8               -                  8
     Restructuring Expense                                47             (37)                10
                                                        ----            ----               ----
     (Income) Loss from Continuing
          Operations Before Tax                           75             (37)                38
     Income Taxes                                        (26)             13                (13)
                                                        ----            ----               ----
     (Income) Loss from Continuing Operations             49             (24)                25

     Income from Discontinued Operations,
          Net of tax of $15                                -             (27)               (27)
     Loss on Sale of Discontinued
          Operations, Net of tax of $7                     -              11                 11
                                                        ----            ----               ----
     Net (Income) Loss                                  $ 49            $(40)              $  9
                                                        ----            ----               ----

                                10

                 MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             UNAUDITED

13. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as an accounting change in accordance with APB opinion No. 20, "Accounting Changes". Monsanto recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of marketing rights to Scotts Company. The impact to earnings in 1999 was an aftertax loss of $20 million, net of taxes of $12 million.

     As a result of discussions with the staff of the SEC and clarification of its interpretation regarding the classification of certain transactions, Monsanto agreed to reclassify certain revenues associated with the sales of pharmaceutical product rights in the Statement of Consolidated Income. The effect of this reclassification was to reduce "Net Sales" and increase other income included in "Other Expense, Net" by $23 million and $6 million in the three months ended September 30, 1999 and 1998, respectively; and $37 million and $25 million in the nine months ended September 30, 1999 and 1998, respectively.

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

RESULTS FROM OPERATIONS - THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER
------------------------------------------------------------------------
1998
----

Net income for Monsanto totaled $49 million, or $0.08 per share, in the third quarter of 1999 compared with a net loss of $100 million, or $0.17 per share, for the third quarter of 1998. Monsanto recorded income from continuing operations in the third quarter of 1999 of $10 million, or $0.02 per share, compared with a loss from continuing operations of $111 million, or $0.18 per share, for the prior year quarter. Net income and income from continuing operations for the third quarter of 1999 included unusual items of $9 million after-tax, or $0.01 per share, and $25 million, or $0.04 per share, respectively. Unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations, offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998. This gain was partially offset by the cost to exit the alginates business. The restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Net income and income from continuing operations for the third quarter of 1998 included an after-tax net charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D"), principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). If the unusual charges were excluded in 1999 and 1998, income from continuing operations would have been $35 million, or $0.05 per share, in 1999, versus $76 million, or $0.12 per share, in 1998, a decrease of $41 million, or $0.07 per share. The third quarter of 1998 included one-time pretax payments of $140 million from Pfizer Inc. and $32 million from The Scotts Company (Updated information available in Subsequent Event footnote).

Consolidated earnings before interest expense and taxes ("EBIT") from continuing operations was $40 million in the third quarter of 1999, compared with an EBIT loss from continuing operations of $29 million in the third quarter of 1998. Net sales increased to $1,922 million in the third quarter of 1999, compared with net sales of $1,706 million for the same period a year ago. Selling, general and administrative ("SG&A") expenses increased to $714 million in the third quarter of 1999 compared with prior year quarter SG&A expenses of $517 million. The inclusion in 1999 of SG&A expenses from acquired seed companies and continued marketing spending associated with Celebrex(R) arthritis treatment were the primary reasons for the increase.

Amortization of intangible assets increased to $92 million in the third quarter of 1999, compared with $51 million for the same period a year ago, principally because of the increase in intangible assets related to the seed company acquisitions made in 1998. Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings which created a higher debt level in third quarter 1999 compared with the same period in the prior year. As a result, interest expense increased to $83 million in the third quarter of 1999 versus $49 million in the third quarter 1998. Other expense decreased slightly in the third quarter of 1999, to $14 million compared with $24 million in the prior year quarter, primarily because of increased pharmaceutical product rights sales partly offset by increases in minority interest expense and higher foreign currency losses in the third quarter of 1999. A tax benefit of $53 million was recorded for the third quarter of 1999 compared with a tax expense of $33 million in the prior year quarter, primarily because of a change in the cumulative effective tax rate for 1999. This benefit was driven by the recognition of greater than anticipated foreign tax credits.

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)

In the first half of 1999, Monsanto management committed to a plan to sell its artificial sweetener and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the divestiture of which was approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The company expects to sell these businesses for a gain by July, 2000. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively. Business segment data for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                                               Net Sales
                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                               ------------------      -----------------
                                                                1999        1998        1999        1998
                                                                ----        ----        ----        ----
      Agricultural Products                                    $  951      $  868      $4,020      $3,440
      Pharmaceuticals                                             948         796       2,696       1,916
      Corporate and Other                                          23          42          88         148
                                                               ------      ------      ------      ------
      Total Net Sales                                          $1,922      $1,706      $6,804      $5,504
                                                               ------      ------      ------      ------
                                                                                  EBIT
                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,          September 30,
                                                                ------------------     -----------------
                                                                 1999        1998       1999        1998
                                                                 ----        ----       ----        ----
      Segment EBIT (excluding unusual items):

      Agricultural Products                                      $(25)      $ 103      $  779       $ 921
      Pharmaceuticals                                             142         130         432         128
      Corporate and Other                                         (39)        (73)       (186)       (209)
                                                                 ----       -----      ------       -----
      Total Segment EBIT (excluding unusual items)                 78         160       1,025         840
                                                                 ----       -----      ------       -----

      Restructuring and Other Unusual Items - Net                 (38)       (189)        (38)       (202)
                                                                 ----       -----      ------       -----
      Total EBIT from Continuing Operations                      $ 40       $ (29)     $  987       $ 638
                                                                 ----       -----      ------       -----

Agricultural Products Segment
-----------------------------

The Agricultural Products segment recorded an EBIT (excluding unusual items) loss of $25 million in the third quarter of 1999 compared with EBIT (excluding unusual items) income of $103 million in the third quarter of 1998. The decrease in EBIT (excluding unusual items) of $128 million was primarily attributed to one-time events in the Roundup(R) lawn and garden business, increased amortization expense, and timing of biotechnology marketing expenses. Revenues from the Roundup(R) lawn and garden business declined by $36 million when compared with revenues from the prior year quarter primarily because of changes in the distribution network. Additionally, Roundup(R) lawn and garden results for third quarter 1998 included a one-time $32 million payment from The Scotts Company for the right to sell and market Roundup(R) herbicide for lawn and garden uses. (Updated information available in Note 13 to Notes to Financial Statements.) Amortization of intangible assets increased $35 million in the third quarter of 1999 when compared with the prior year, principally because of an increase in intangible assets related to seed company acquisitions in 1998. SG&A expenses for the third quarter of 1999 increased over the prior year quarter primarily because of the inclusion of seed companies and $22 million of biotechnology marketing expenses, which historically have occurred in the fourth quarter. Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the third quarter of 1999 compared with bad debt expense in the prior year quarter.

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

The Pharmaceuticals segment recorded net sales of $948 million in the third quarter of 1999, compared with net sales of $796 million during the same period in 1998, a 19 percent increase. The strong product sales of Celebrex(R) were primarily responsible for the increase. The increase in net sales was partially offset by a decrease in sales of Arthrotec(R) and Daypro(R) arthritis treatment in the United States as market share shifted toward Celebrex(R). Sales of Ambien(R) short-term treatment for insomnia increased $46 million, or 54 percent, in the third quarter of 1999, when compared to the prior year quarter, as new and refill prescription rates continued to grow.

Corporate and Other Segment
---------------------------

Corporate and Other segment EBIT (excluding unusual items) increased 47 percent in the third quarter of 1999 when compared with EBIT (excluding unusual items) in the third quarter of the prior year, primarily because of lower SG&A expenses as a result of cost adjustments associated with executive compensation programs combined with lower incentive accruals in the current year quarter. Net sales were $19 million lower in the third quarter of 1999 when compared with net sales in the same period last year, primarily because of lower sales from the Envirochem business. SG&A expenses were lower because of the absence of businesses divested and lower incentive accruals.

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)

SEGMENT EBITDA (EXCLUDING UNUSUAL ITEMS)
----------------------------------------

Business segment earnings before interest expense, taxes, depreciation and amortization (EBITDA) excluding unusual items for the three months and nine months ended September 30, 1999 and September 30, 1998, were as follows:

                                                                     EBITDA (excluding unusual items)
                                                                     --------------------------------
                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                ------------------      -----------------
                                                                 1999        1998       1999        1998
                                                                 ----        ----       ----        ----
      EBITDA (excluding unusual items):

      Agricultural Products                                      $ 91       $ 194      $1,122      $1,163
      Pharmaceuticals                                             181         171         550         227
      Corporate and Other                                         (23)        (70)       (134)       (208)
                                                                 ----       -----      ------      ------
      Total EBITDA from Continuing
            Operations (excluding unusual items)                  249         295       1,538       1,182
                                                                 ----       -----      ------      ------

      Interest Expense                                             83          49         287         144
      Income Taxes                                                (53)         33         243         215
      Amortization Expense                                         92          51         259         167
      Depreciation                                                 87          84         262         198
      Restructuring and Other Unusual Items - Net                  30         189          30         179
                                                                 ----       -----      ------      ------
      Income from Continuing Operations                          $ 10       $(111)     $  457      $  279
                                                                 ----       -----      ------      ------

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

RESULTS FROM OPERATIONS - FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST
-----------------------------------------------------------------------
NINE MONTHS OF 1998
-------------------

Net income for Monsanto totaled $506 million, or $0.78 per share, for the first nine months of 1999, compared with net income of $353 million, or $0.56 per share, for the first nine months of 1998. Monsanto earned income from continuing operations for the first nine months of 1999 of $457 million, or $0.70 per share, compared with income from continuing operations of $279 million, or $0.45 per share, for the same period in 1998. However, results from both years included unusual items. Net income and income from continuing operations for the first nine months of 1999 included unusual items after-tax of $9 million, or $0.01 per share, and $25 million, or $0.04 per share, respectively. Unusual items included an after-tax charge of $49 million principally associated with the accelerated integration of the agricultural chemical and seed operations, which was offset by a net after-tax gain of $40 million from the reversal of restructuring reserves established in 1998. This gain was partially offset by an after-tax charge of $11 million for the cost to exit the

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)

alginates business. The restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated, primarily for the disposal of the alginates business. Prior-year net income and income from continuing operations included an after-tax net charge of $13 million, or $0.02 per share, for the net cost of exiting the company's optical products business offset by a restructuring reserve reversal, and an after-tax net charge of $187 million, or $0.30 per share, for the write-off of in-process research and development ("R&D"), principally related to the acquisition of Plant Breeding International Cambridge Limited ("PBIC"). Excluding the unusual items, income from continuing operations would have totaled $481 million, or $0.74 per share, in the first nine months of 1999, versus $479 million, or $0.76 per share, in the same period of 1998.

Consolidated earnings before interest expense and taxes ("EBIT") from continuing operations increased 55 percent to $987 million for the first nine months of 1999, compared with EBIT from continuing operations of $638 million for the first nine months of 1998. Sales for the first nine months of 1999 grew to $6,804 million, primarily because of the inclusion of seed companies acquired in 1998 and the strong performance of the Pharmaceuticals segment. Selling, general and administrative ("SG&A") expenses increased to $2,107 million in the first nine months of 1999 compared with SG&A expenses of $1,528 million in the same period of 1998. Inclusion in the first nine months of 1999 of SG&A expenses from acquired seed companies and continued marketing spending associated with Celebrex(R) arthritis treatment were principally responsible for the increase. Technological expenses rose 8 percent in the first nine months of 1999, compared with technological expense in the first nine months of 1998, primarily due to the inclusion in 1999 of acquired seed companies and continued spending on crop biotechnology initiatives.

Amortization of intangible assets increased 55 percent for the first nine months of 1999 compared with the first nine months of 1998, principally because of the increase in intangible assets related to seed companies acquired in 1998. Interest expense increased to $259 million for the first nine months of 1999 compared with interest expense of $144 million in the prior year period, primarily due to higher debt levels. The higher debt level in 1999 was required as Monsanto financed the 1998 seed company acquisitions primarily with long-term borrowings. The increase in other expenses of $7 million in the first nine months of 1999 primarily reflects lower equity income and higher foreign currency losses. Equity earnings decreased by $14 million for the first nine months of 1999 compared with the first nine months of 1998 primarily because of losses associated with the divestment of the Kiel Partnership. Continued economic weakness in certain Latin American and eastern European countries have driven foreign currency losses higher in the first nine months of 1999 when compared to the prior year period. Sales of pharmaceutical product rights increased in 1999 and partly offset the aforementioned decreases.

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

Agricultural Products Segment
-----------------------------

Agricultural Products segment EBIT (excluding unusual items) was $779 million in the first nine months of 1999, compared with EBIT (excluding unusual items) of $921 million for the first nine months of 1998, a 15 percent decrease. The decrease in EBIT (excluding unusual items) in the first nine months of 1999, compared with the first nine months of 1998, was attributed to increases in SG&A, technological, and amortization costs, as well as one-time events in the Roundup(R) lawn and garden business, all of which more than offset increased sales. The inclusion in 1999 of the acquired seed companies and spending on crop biotechnology initiatives caused an increase in SG&A and technological expenses in the first nine months of 1999. An increase in intangible assets related to seed companies acquired in 1998 caused higher amortization expense year-to-date compared with amortization expense in the prior year period. Revenues from the Roundup(R) lawn and garden business declined by $36 million when compared with revenue in the prior year period because of changes in the distribution network. Additionally, Roundup(R) lawn and garden results for third quarter 1998 included a one-time $32 million payment from The Scotts Company for the right to sell and market Roundup(R) herbicide for lawn and garden uses (Updated information available in Note 13 to Notes to Financial

                 MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)

Statements). Continued unfavorable economic conditions in certain Latin American and eastern European countries caused an increase in bad debt expense in the first nine months of 1999 compared with bad debt expense in the same period a year ago.

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

Net sales for the Pharmaceuticals segment rose to $2,696 million in the first nine months of 1999, compared with net sales of $1,916 million in the same period of 1998, an increase of 41 percent. The successful launch and continued strong sales of Celebrex(R) arthritis treatment is the primary reason for the increase. In addition, segment sales for the first nine months of 1999 reflect significant increases in sales volumes of Arthrotec(R) arthritis treatments and Ambien(R) short-term treatment for insomnia when compared with sales volumes in the same period in 1998.

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

CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1999 COMPARED WITH DEC.
----------------------------------------------------------------------
31, 1998
--------

Working capital as of September 30, 1999 increased to $2,092 million from $1,415 million as of December 31, 1998, primarily because of an increase in the Agricultural Products segment's trade receivables. This increase was partially offset by an inventory decrease of $124 million. The current ratio was 1.6 at September 30, 1999 compared to 1.4 at year-end 1998. Accounts payable balance remained relatively unchanged while short-term debt decreased $154 million when compared to the 1998 year-end balance. The restructuring liability of $220 million established in 1998 was reduced by $79 million in the first nine months of 1999 to cover the cost for employees severed and facility closures. In addition, Monsanto reversed restructuring reserves established in 1998 totaling $36 million pretax in the third quarter of 1999. These restructuring reserve reversals were required as a result of lower actual severance and facility shut-down expenses than originally estimated. Monsanto expects to complete the remaining restructuring actions within the originally planned time frame. The percent of total debt to total capitalization decreased to 57 percent as of September 30, 1999 compared with 60 percent as of December 31, 1998 as collections of trade receivables were used to pay down long-term debt by $298 million.

Operating activities from continuing operations provided a net $509 million of cash in the first nine months of 1999, compared with $61 million of cash provided from operations during the same period in 1998. The increase in cash provided from operations resulted primarily from increased income from continuing operations of $205 million and increase in non-cash charges for amortization and depreciation of $156 million, primarily associated with seed companies acquired in 1998. For comparative purposes, cash provided from operations for the first nine months of 1998 included the collection of $225 million of miscellaneous receivables related to 1997 Pharmaceuticals licensing and product rights sales. Investing activities in the first nine months of 1999 provided $49 million of cash compared with a cash outflow of $1,204 million in the first nine months of 1998. Investing activities for the 1999 period included the proceeds from the divestment of the Ortho(R) lawn-and-garden business for $340 million. Also, investing activities for the first nine months of 1999 included $335 million representing a refund of a portion of the original purchase price for certain international seed operations of Cargill acquired in 1998. Financing activities for the first nine months of 1999 used $419 million of cash compared with cash provided of $1,069 million of in the first nine months of 1998. Financing activities for the first nine months of 1999 include a net decrease in long-term financing of $323 million, and a net decrease in short-term borrowings of $154 million. Financing activities for the first nine months of 1998 included borrowings related to the 1998 seed company acquisitions.

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

All material remediation work for all business sectors (Agriculture, Pharmaceuticals), including all recent acquisitions, was completed by September 30, 1999.

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

Significant interest rate risk sensitive instruments as of September 30, 1999 were:

                                                               Expected Maturity Date
                                         ------------------------------------------------------------------
                                         1999        2000       2001         2002        2003    Thereafter     TOTAL
                                         ----        ----       ----         ----        ----    ----------     -----
Long-Term Debt:
      Fixed Rate ($US)
      Principal Amount                               $161      $  533         $19        $738      $2,797      $4,248
      Average Interest Rate                          6.1%        5.6%        8.3%        6.1%        6.7%        6.5%

      Fixed Rate (Japanese Yen)                                                                    $   96      $   96
      Average Interest Rate                                                                          5.6%        5.6%

      Variable Rate ($US)
      Principal Amount <F1>                          $ 60      $1,063         $72        $365      $  208      $1,769
      Average Interest Rate                          5.1%        5.4%        5.0%        5.3%        4.1%        5.2%

Short-Term Debt:
      Fixed Rate ($US)
      Principal Amount                   $ 57                                                                  $   57
      Average Interest Rate              7.5%                                                                    7.5%

      Variable Rate ($US)
      Principal Amount <F2>              $556                                                                  $  556
      Average Interest Rate              5.4%                                                                    5.4%

<F1> Includes $1.0 billion of commercial paper that is assumed to be renewed through 2001, when the company's $1.0 billion credit facility expires.
<F2> Average variable rates are based on the variable rates on
     September 30, 1999. Actual rates may be higher or lower.

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

As described in the company's Annual Report on Form 10-K for the year ended December. 31, 1998, and in its Report on Form 10-Q for the quarter ended June 30, 1999, the company and/or DEKALB is the plaintiff in various legal actions involving Bt technology, herbicide-resistant and/or insect-resistant transgenic corn, or corn transformation patents.
(a) The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. Most of these actions have been filed in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). By order dated June 30, 1999, a special master appointed in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. The actions in the Rockford Litigation were initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer"), Mycogen Corporation (and two of its subsidiaries) and Ciba-Geigy Corporation (a Novartis entity). Additional actions were filed in the Rockford Litigation against: Northrup King Co. (a Novartis entity) on June 10, 1996 and several Hoechst Schering AgrEvo GmbH entities on August 27, 1996. On July 2, 1999, DEKALB sued Pioneer in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn; on July 30, 1999, DEKALB moved to consolidate the new suit with the remainder of the Rockford Litigation for purposes of trial. In addition to the Rockford Litigation,

DEKALB sued Beck's Hybrids, Inc. and Countrymark Cooperative, Inc. on July 23, 1996, in U. S. District Court for the Northern District of Indiana (Indianapolis Division); this action has been stayed awaiting decision on the Rockford Litigation. (b) On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants, the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. On September 8, 1999 the District Court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringment on the reverse doctrine of equivalents. Notice of appeal was filed September 15, 1999 by Monsanto which is continuing to litigate vigorously its position on appeal. In a settlement entered into in November 1999, Monsanto, DEKALB and Novartis agreed to dismiss all claims against Novartis entities in the above-referenced lawsuits, in recognition of patent license agreements among those parties.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See the Exhibit Index.

(b)  Reports on Form 8-K during the quarter ended September 30, 1999

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



                                       MONSANTO COMPANY
                               --------------------------------
                                         (Registrant)




                                     /s/ RICHARD B. CLARK
                               --------------------------------
                                       RICHARD B. CLARK
                                Vice President and Controller
                               (On behalf of the Registrant and
                               as Principal Accounting Officer)




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

--------------
<F*> Previously filed.

                                32