Form 10-K
period 1999-12-31
MONSANTO CO
filed 2000-03-20
CIK 67686

                                  1999
========================================================================
                               FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
      (MARK ONE)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999
                                        -----------------
                                  OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     Commission file number 1-2516
                                            ------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]    NO   [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $24.7 billion as of the close of business on February 29, 2000.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
635,054,641 shares of Common Stock, $2 par value, outstanding at February 29, 2000.

========================================================================

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

     For 1999, Monsanto reported its business under three segments:
Agricultural Products, Pharmaceuticals, and Corporate and Other. In 1999, Monsanto announced its intention to sell the artificial sweetener and biogum businesses. The results of operations, financial position, and cash flows of these businesses, and of the alginates and Ortho(R) lawn-and-garden products businesses, the dispositions of which were approved by Monsanto's Board of Directors in 1998, have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. In addition, Monsanto transferred the Roundup(R) lawn-and-garden and nutrition research operations of the former Nutrition and Consumer Products segment to the Agricultural Products and Corporate and Other segments, respectively.

     The first and last paragraphs appearing under "Definitions" on page 3, the information regarding sales of certain herbicides in 1999, 1998 and 1997 appearing under "Agricultural Products" on pages 11 and 12, the information regarding sales of certain arthritis treatments in 1999, 1998 and 1997 appearing under "Pharmaceuticals" on pages 14 and 15, and the tabular and narrative information appearing in "Note 3: Geographic Data" on page 32 and in "Note 23: Segment Information" on pages 52 and 53, all appearing in Exhibit 99.1 of this Report, are incorporated herein by reference.

PRINCIPAL PRODUCTS

     Monsanto's principal products for 1999, categorized by segments reclassified as described above, include the following:

----------------------------------------------------------------------------------------------------------------------------
                                                AGRICULTURAL PRODUCTS
----------------------------------------------------------------------------------------------------------------------------
                     MAJOR PRODUCTS                                         END-USE PRODUCTS AND APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide and other glyphosate-based herbicides  Nonselective agricultural and industrial applications
----------------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide                                        Residential lawn and garden applications

----------------------------------------------------------------------------------------------------------------------------
Lasso(R) and Harness(R)<F*> herbicides and other            Corn, soybean, peanut and milo (sorghum) crops
acetanilide-based herbicides

<F*> Corn only
----------------------------------------------------------------------------------------------------------------------------
Avadex(R) BW herbicide, Far-Go(R) herbicide                 Wheat crops
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
Machete(R) herbicide                                        Rice crops
----------------------------------------------------------------------------------------------------------------------------
Permit(R), Manage(R) and Sempra(R) herbicides               Postemergence control of sedges and broadleaf weeds in corn and grain sorghum, turf and sugarcane crops
----------------------------------------------------------------------------------------------------------------------------
Roundup Ready(R) traits in canola, cotton, soybeans         Crops tolerant of Roundup(R) and other glyphosate herbicides and corn
----------------------------------------------------------------------------------------------------------------------------
Bollgard(R) trait in cotton;                                Crops protected against certain viruses and insect pests
NewLeaf(R), NewLeaf(R) Y and NewLeaf(R) Plus
traits in potatoes; YieldGard(R) trait in corn
----------------------------------------------------------------------------------------------------------------------------
Bollgard(R) and Roundup Ready(R) trait in cotton,           Crops tolerant of Roundup(R) and other glyphosate herbicides
YieldGard(R) and Roundup Ready(R) trait in corn             and protected against certain insect pests
----------------------------------------------------------------------------------------------------------------------------
AgriPro(R), Agroceres(TM), Asgrow(R), Cargill(R),           Corn hybrids, soybean varieties, alfalfa, grain sorghum and
DEKALB(R), Hartz(R), Hybritech(R) and Monsoy(TM)            forage varieties, sunflowers, oilseed rape and barley
branded seeds; Holden's Foundation Seeds(TM);               varieties, cotton varieties, wheat varieties and hybrids
PBi(R) foundation seed
----------------------------------------------------------------------------------------------------------------------------
Posilac(R) bovine somatotropin                              Increase efficiency of milk production in dairy cows

----------------------------------------------------------------------------------------------------------------------------
                                                   PHARMACEUTICALS

----------------------------------------------------------------------------------------------------------------------------
                     MAJOR PRODUCTS                                        END-USE PRODUCTS AND APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------
Celebrex(R) (celecoxib),                                    Anti-inflammatory
Daypro(R) (oxaprozin),
Arthrotec(R) (misoprostol/diclofenac)
----------------------------------------------------------------------------------------------------------------------------
Aldactone(R) (spironolactone),                              Cardiovascular
Aldactazide(R) (spironolactone/ hydrochlorothiazide),
Calan(R) formulations and
Covera-HS(R) (verapamil hydrochloride)
----------------------------------------------------------------------------------------------------------------------------
Ambien(R) (zolpidem tartrate)                               Central nervous system (sleep)
----------------------------------------------------------------------------------------------------------------------------
                                                 CORPORATE AND OTHER
----------------------------------------------------------------------------------------------------------------------------
                    MAJOR PRODUCTS                                         END-USE PRODUCTS AND APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------
Enviro-Chem(R) engineering and construction management      Processing plants for fertilizer producers, basic metals
services for processing plants using sulfuric acid;         production, oil refining
proprietary equipment and air pollution control systems
----------------------------------------------------------------------------------------------------------------------------

     Products may be sold under different brand names outside the United
States.

     Monsanto's products are sold and/or licensed directly to customers in various industries, to wholesalers and other distributors, to retailers and to the ultimate user or consumer, principally by its own sales force, or, in some cases, through third parties. With respect to pharmaceuticals, such sales force concentrates on detailing to physicians and managed health care providers. The Pharmaceuticals segment's anti-arthritis product Celebrex(R) will be co-promoted with Yamanouchi Pharmaceutical Co. Ltd. in Japan and with Pfizer Inc. in most other countries of the world.

PRINCIPAL EQUITY AFFILIATES

     Monsanto participates in a number of joint ventures in which it shares management control with other companies. For example, Monsanto has a 60% ownership interest in a joint venture with Solutia Inc., from which it purchases elemental phosphorus. In addition, Monsanto and Cargill Incorporated have established Renessen LLC, a worldwide joint venture in which Monsanto has a 50% interest, to create and market new products enhanced through biotechnology for the crop processing and animal feed markets.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     Monsanto owns a large number of patents which relate to a wide variety of products and processes and has pending a substantial number of patent applications. United States Plant Variety Protection Act Certificates and foreign plant registrations are also significant to the Agricultural Products segment. In addition, Monsanto holds a number of licenses granted by other parties, some of which may be significant. Monsanto also owns a considerable number of established trademarks in many countries under which it markets its products. Monsanto's patents and trademarks in the aggregate are of material importance to the Agricultural Products and Pharmaceuticals segments. Certain proprietary products are covered by patents. Certain of Monsanto's patents and licenses are currently the subject of litigation; see "Legal Proceedings" below.

     Although patents protecting Roundup(R) herbicide have expired in most countries, compound per se patent protection for the active ingredient in Roundup(R) herbicide continues in the United States until September 20, 2000. Monsanto's insect-resistant seed traits (including NewLeaf(R) traits in potato, YieldGard(R) trait in corn and Bollgard(R) trait in cotton) are protected by patents which extend until at least 2013. Monsanto's herbicide-resistant seed traits (Roundup Ready(R) traits in cotton, corn, canola and soybeans) are protected by patents which extend until at least 2014. Posilac(R) bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire as late as 2012; corresponding patents in other countries have varying terms.

     Calan(R) SR, an antihypertensive pharmaceutical, is licensed through the year 2004 to Searle by a third party, which has retained co-marketing rights. The product no longer has patent protection nor non-patent regulatory exclusivity conferred by the Waxman-Hatch amendments to the U.S. Food, Drug and Cosmetics Act. Cytotec(R) ulcer preventive drug is protected by a U.S. composition patent until July 29, 2000. Ambien(R) short-term treatment for insomnia is licensed to a joint venture of which Searle is a general partner for the duration of the venture. Pursuant to the joint venture agreement, the other partner has agreed to purchase Searle's interest and thereby terminate the venture in April 2002. Ambien(R) is protected by a U.S. patent until October 21, 2006. Daypro(R) once-a-day arthritis treatment is licensed to Searle until January 5, 2003 in the U.S. and varying dates in other countries. This product is protected by a U.S. process patent that expires on February 26, 2002 and by non-patent regulatory exclusivity extending to April 29, 2000. Arthrotec(R) arthritis treatment is protected by a U.S. patent until February 11, 2014. Celebrex(R), a COX-2 inhibitor for the treatment of osteoarthritis and rheumatoid arthritis is protected by a U.S. patent to November 30, 2013 and by regulatory exclusivity under the Waxman-Hatch Act to December 31, 2003.

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

RESEARCH AND DEVELOPMENT

     Research and development constitute an important part of Monsanto's activities. See "Development and Commercialization of New Products Continue to be Priorities," and "Note 21: Supplemental Data", on pages 8 and 51, respectively, appearing in Exhibit 99.1 of this Report and incorporated herein by reference.

ENVIRONMENTAL MATTERS

     Monsanto remains strongly committed to complying with various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. Monsanto is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, Monsanto does not expect such costs to have a material adverse effect upon its capital expenditures, earnings, or competitive position. See information regarding remediation of waste disposal sites appearing in "Note 20: Commitments and Contingencies" on page 50 appearing in Exhibit 99.1 of this Report and incorporated herein by reference.

     On November 22, 1999, Monsanto, Solutia Inc. and P4 Production,
L.L.C. ("P4 Production") received notice that the Department of Justice ("DOJ") was preparing a federal court enforcement action against the companies on behalf of the Environmental Protection Agency (EPA). P4 Production is a joint venture formed by Monsanto and Solutia Inc. ("Solutia"), and operated by Solutia under an operating agreement with P4 Production. The potential action concerned alleged violations of Wyoming's environmental laws and regulations, and an air permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of Monsanto's. The permit was issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The DOJ recommended a proposed settlement of $2.5 million. After discussions with the DOJ, Monsanto, Solutia and P4 Production filed a lawsuit in the United States District Court for the District of Wyoming on January 18, 2000 against the EPA seeking a declaratory judgment that the threatened enforcement action is precluded by the doctrine of res judicata on the grounds that the companies had already fully resolved the underlying allegations in a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999.

EMPLOYEE RELATIONS

     As of December 31, 1998, Monsanto had approximately 29,900 employees worldwide, 1,700 of whom were associated with businesses classified as discontinued operations. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

     Monsanto and affiliated companies are engaged in manufacturing, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A number of products are manufactured abroad. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including: fluctuations in currency values; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; economic conditions in other countries; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Note 3:
Geographic Data" on page 32 appearing in Exhibit 99.1 of this Report and incorporated herein by reference.

LEGAL PROCEEDINGS

     Because of the size and nature of its business, Monsanto is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages or seek to restrict Monsanto's business activities. While the results of litigation cannot be predicted with certainty, Monsanto does not believe these matters or their ultimate disposition will have a material adverse effect on Monsanto's financial position, profitability or liquidity in any one year, as applicable.

     In 1974, Searle introduced in the United States an intrauterine contraceptive product, commonly referred to as an intrauterine device ("IUD"), under the name Cu-7(R). Following extensive testing by Searle and review by the FDA, the Cu-7(R) was approved for sale as a prescription drug in the United States. It was marketed internationally as the Gravigard(R). Searle has been named as a defendant in a number of product liability lawsuits alleging that this IUD caused personal injury resulting from pelvic inflammatory disease, perforation, pregnancy or ectopic pregnancy. As of March 1, 2000, there remains 1 case pending in the United States, and approximately 270 cases filed outside the United States (the vast majority in Australia). On February 22, 1999, Searle received a defense verdict after a trial of the nine lead Australian plaintiffs. Though not technically a class action, these nine individuals are considered representative of the entire group of Australian plaintiffs. Plaintiffs' are appealing that verdict.
The lawsuits seek damages in varying amounts, including compensatory and punitive damages, with most suits seeking at least $50,000 in damages. Searle believes it has meritorious defenses and is vigorously defending each of these lawsuits. On January 31, 1986, Searle voluntarily discontinued the sale of the Cu-7(R) in the United States, citing the cost of defending such litigation. Ex-U.S. sales were discontinued in 1990.

     Searle has been named, together with numerous other prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought in federal and/or state court, based on the practice of providing discounts or rebates to managed care organizations and certain other large purchasers. The federal cases have been consolidated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of retail pharmacies representing the majority of retail pharmacy sales in the United States. The class plaintiffs alleged an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Several defendants, not including Searle, settled the federal class action case. On November 30, 1998, Searle and its co-defendants in the Federal class action case received a verdict for the defense and all claims were dismissed. On July 13, 1999, the U. S. Court of Appeals for the Seventh Circuit upheld most of the lower court's decision to throw out price fixing charges against the manufacturers as well as the wholesalers, but reversed the trial judge on one discrete issue involving the Consumer Price Index. Petitions for a rehearing on that issue have been denied. Cases relating to the chain pharmacies that had opted out of the class are in the final stages of discovery. In addition, consumers and a number of retail pharmacies have filed suit in various state courts throughout the country alleging violations of state antitrust and pricing laws. While many of these suits have been settled, suits remain pending in a number of states including California, Alabama, New Mexico and West Virginia.

     On December 14, 1999, suit was filed against Monsanto in the United States District Court for the District of Columbia (Cause No. 1:99CV03337) by six farmers as representative of a putative class action alleging that purchasers of genetically modified soybean and corn seed may assert antitrust and other claims against Monsanto. The suit alleges that Monsanto has violated various antitrust laws and unspecified international laws through its patent license agreements and has breached an implied warranty of merchantability by offering for sale genetically modified seed. Nine other companies are accused in the lawsuit of participating in an international cartel to violate the antitrust laws but Monsanto is the only named defendant. The suit claims anti-competitive behavior and monopolistic practices by artificially inflating the prices of genetically modified seed and imposing excessive technology fees, prohibiting the reuse of modified seed, or requiring the use of specified herbicides with the seed. The suit claims that despite governmental approval for the sale of the genetically modified products there are uncertain risks posed by the technology which subjects Monsanto to liability regardless of the actual safety of the products. Plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On November 8, 1999, a similar lawsuit was filed by a single plaintiff in United States District Court for the Northern District of Mississippi (Cause No. 2:99CV218-P-B) alleging to represent a putative class of soybean farmers who have purchased genetically-modified soybeans which contain Monsanto's patented technology. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and various antitrust acts and also asserts claims for breach of contract. The suit seeks an award of antitrust damages, treble damages and compensatory damages and attorneys' fees. On February 14, 2000, a similar lawsuit was filed in United States District Court for the Southern District of Illinois (Cause No. 00-403JLF), on behalf of five farmers purporting to represent various classes of farmers and alleging claims virtually identical to those in the District of Colombia and Mississippi cases. Monsanto has filed motions to dismiss the District of Columbia and Mississippi cases with prejudice. Subsequently, plaintiffs filed motions to dismiss these cases without prejudice, and have expressed their intention to refile in connection with the Illinois case. Monsanto is vigorously defending these lawsuits and has meritorious defenses to all claims in the lawsuits, including: failure to state any claim under existing law, no breach of any legal duty, lack of damage, legal authorization to extend technology licenses under the patent laws and other defenses. Monsanto will maintain in the litigation that its products are safe, approved for sale by regulatory authorities and that its actions have been pro-competitive under the antitrust laws and protected under the patent laws.

     In 1996 Monsanto was the first to commercially introduce cotton containing a gene encoding for Bacillus thuringiensis ("Bt") endotoxin. Monsanto is a leader in this scientific field and has engaged in Bt research and biotechnology development over many years and owns a number of present and pending patents which relate to this technology. On October 22, 1996, Mycogen Corporation ("Mycogen") filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Monsanto, DEKALB Genetics Corporation ("DEKALB") (subsequently acquired by Monsanto) and Delta & Pine Land Company alleging infringement of Bt related U.S. Patent Nos. 5,567,600 and 5,567,862 issued to Mycogen on that date. Jury trial in this matter concluded on February 3, 1998 with a verdict in favor of all defendants. The patents of Mycogen were found invalid on the basis that Monsanto was a prior inventor. On September 8, 1999, the District Court issued a revised order which upheld the jury verdict and also ruled that Mycogen's patents were invalid due to their lack of enablement. Mycogen's appeal was filed in the Court of Appeals for the Federal Circuit on December 6, 1999, as appeal number 00-1001-1051. Monsanto has meritorious legal positions and will continue to vigorously oppose Mycogen's claims in the appeal.

     On May 19, 1995, Mycogen Plant Science Inc. initiated suit in U.S. District Court in California against Monsanto alleging infringement of U.S. Patent No. 5,380,831 involving synthetic Bt genes and seeking damages and injunctive relief. On November 10, 1999, the District Court granted summary judgment in Monsanto's favor dismissing all of Mycogen's patent claims and finding the patent invalid on the basis of prior invention by Monsanto. Previously, the District Court had also held that products containing Bt genes made prior to January 1995 did not infringe the patent. Mycogen has filed an appeal with the Court of Appeals for the Federal Circuit (Appeal Number 00-1127) seeking to overturn the dismissal. Monsanto has various meritorious defenses against all claims of Mycogen including non-infringement, lack of validity, prior invention and collateral estoppel as a result of the outcome in the jury trial in which Mycogen's related patents were found invalid. Monsanto will continue to vigorously oppose the claims of Mycogen in the litigation. Monsanto is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology and has requested a stay of the interference pending determination of the appeals. In all of the foregoing actions Monsanto has meritorious legal positions which it is vigorously litigating to establish that the final judgment in the Delaware litigation is dispositive of Mycogen's claims and that all Mycogen Bt patents are invalid as a result of prior judicial determinations.

     On December 22, 1999, Mycogen Plant Science, Inc. ("MPS"), filed a patent suit in the Federal Court of Australia, Victoria District Registry as Cause No. V746 of 1999, against Monsanto Australia Limited and DeltaPine Australia Limited. The suit alleges that the respondents have infringed certain claims of two Australian patents (574101 and 623429) associated with Bt technology. These patents are Australian counterparts to patents and inventions found invalid in other jurisdictions. Monsanto has meritorious defenses against the lawsuit, including patent invalidity due to lack of enablement, prior art and obviousness. Monsanto will vigorously defend against MPS's claims in the action.

     Monsanto and/or DEKALB are involved in various legal actions involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. The DEKALB patents involved in the most significant DEKALB-initiated transactions are: U.S. Patent No. 5,484,956 covering fertile, transgenic corn plants expressing genes encoding Bacillus thuringiensis (Bt) insecticidal proteins; U.S. Patent No. 5,489,520 covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants; U.S. Patent Nos. 5,538,880 and 5,538,877 directed to methods of producing either herbicide-resistant or insect-resistant transgenic corn; and U.S. Patent No. 5,550,318 directed to transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office). (a) DEKALB has filed infringement actions in U.S. District Court for the Northern District of Illinois (the "Rockford Litigation"). These include actions initially filed on April 30, 1996, against Pioneer Hi-Bred International, Inc. ("Pioneer") and Mycogen Corporation and two of its subsidiaries; and on August 27, 1996, against several Hoechst Schering AgrEvo GmbH entities. In each case DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. By order dated June 30, 1999, a special master appointed in the Rockford Litigation construed the patent claims in a manner largely in accord with the position of DEKALB. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. (b) On July 2, 1999, DEKALB sued Pioneer in United States District Court for the Northern District of Illinois in a patent interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn. Pioneer's motion to dismiss that litigation has been denied. On July 30, 1999, DEKALB moved to consolidate this suit with the remainder of the Rockford Litigation for purposes of trial but the consolidation request has been provisionally denied. (c) On November 23, 1999, Pioneer sued Monsanto, DEKALB and Novartis Seeds Inc. in United States District Court for the

Eastern District of Iowa (Cause No 4-99-CV90666) for alleged infringement of its new patent (United States Patent No. 5,990,387) pertaining to microprojectile transformation of corn. Suit was also filed by DEKALB (CA 99-C-50385) on the same date in the federal court responsible for the Rockford Litigation seeking an interference action to declare that DEKALB was the first inventor of the microprojectile method of producing fertile transgenic corn.

     On March 19, 1996, Monsanto was issued U.S. Patent No. 5,500,365 pertaining to synthetic Bt genes and filed suit in U.S. District Court in Delaware seeking damages and injunctive relief against Mycogen Plant Science, Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (Seed Division) (now Novartis Seeds, Inc.) for infringement of that patent. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by defendants, the patent was not enforceable due to a finding of prior invention (now owned by Monsanto) by another party, and not infringed due to the defense of the reverse doctrine of equivalents. On September 8, 1999 the District Court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringement on the reverse doctrine of equivalents.
The matter remains pending on appeal and Monsanto is continuing to litigate vigorously its position on appeal.

     On March 27, 1997, Pioneer Hi-Bred International Inc. ("Pioneer") filed an action against Monsanto which is now pending in U.S. District Court for the Eastern District of Missouri (4:97CV01609-ERW). In the lawsuit, Pioneer alleged that it was entitled to obtain via Monsanto a license to the corn transformation patents of DEKALB which were being enforced against Pioneer in the Rockford Litigation. Pioneer's license claims all have been denied by the District Court and Pioneer's claims have been dismissed. The litigation remains pending only to consider Monsanto's counterclaim to terminate the 1993 license to Pioneer pertaining to Bt corn technology, including the Yieldgard(R) corn product which is currently sold by Pioneer. Monsanto's counterclaims allege that Pioneer's actions breached the contract. All of Pioneer's summary judgment motions have been denied. Compensatory damages and equitable relief to terminate Pioneer's existing rights under the 1993 license for Yieldgard(R) Bt corn product and technology are sought by Monsanto in the litigation. The case is set for jury trial commencing in August 2000.

     On November 30, 1999, Monsanto filed suit against Pioneer Hi-Bred International Inc. (4:99CV0917-LOD) ("Pioneer") in U.S. District Court for the Eastern District of Missouri to terminate a technology license for glyphosate tolerant soybeans and canola which had been previously extended to Pioneer and was assigned by Pioneer in connection with its merger with E.I. DuPont De Nemours and Company. The lawsuit alleges that the assignment resulted in unauthorized sales of herbicide tolerant soybeans and canola and thereby infringed Monsanto patents and violated certain of its trademark rights. Monsanto seeks injunctive relief and is vigorously pursuing its claims against Pioneer in the lawsuit.

     In 1997 Monsanto commercially introduced corn containing a gene providing glyphosate resistance. On November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S. A.) ("Aventis") filed suit in
U.S. District Court in North Carolina (Charlotte) against Monsanto and DEKALB (now a subsidiary of Monsanto) alleging that a 1994 license agreement (the "1994 Agreement") between DEKALB and Aventis was induced by fraud stemming from DEKALB's nondisclosure of a research report involving testing of plants to determine glyphosate tolerance. Aventis also alleged that DEKALB did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 Agreement. The subject of the 1994 Agreement and of the lawsuit is certain technology incorporated in herbicide-resistant corn known as "GA21 corn". On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license but found that a disputed issue of fact existed as to whether the contract was obtained by fraud. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB, under which the jury awarded $15 million in actual damages for "unjust enrichment" and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury.
Jury trial of the patent infringement and misappropriation claims ended
June 3, 1999, with a verdict for Aventis and against DEKALB. On or about February 8, 2000, the District Court issued its order affirming both the fraud and infringement/misappropriation jury verdicts against DEKALB and enjoining DEKALB from future sales of GA21 corn (other than materials held in DEKALB's inventory on June 2, 1999). The District Court suspended entry of the injunction for 30 days to allow DEKALB to file an appeal and request a stay of the injunction.  Notice of Appeal has been filed by DEKALB and the matter is now on appeal to the U. S. Court of Appeals for the Federal Circuit, which has extended the stay and is considering whether the stay should be extended for the duration of the appeal. DEKALB will vigorously appeal the injunction and verdicts and will assert its meritorious defenses to all remaining claims in the litigation. DEKALB is continuing to defend the litigation and maintains that it also remains licensed to use any
Aventis technology incorporated in GA21 corn notwithstanding the verdict or any subsequent action that may occur to rescind the 1994 license between Aventis and DEKALB. In addition to the claim of license, DEKALB believes that it has other meritorious defenses to the patent and trade secret allegations, including patent invalidity and absence of trade secret status
due to Aventis's own public disclosure of the alleged trade secret.   The
District Court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the GA21 corn technology. Monsanto, its licensees and DEKALB (to the extent permitted under the District Court's order and an agreement with Aventis) continue to sell GA21 corn pursuant to a royalty-bearing agreement with Aventis, entered into prior to the June 3, 1999 jury verdict. Previously, Monsanto and DEKALB had announced their intention to replace GA21 corn, commencing in 2001, with new technology that is not associated with the claims asserted by Aventis in the litigation.

     In June 1996, Mycogen Corporation ("Mycogen"), Agrigenetics Inc. and Mycogen Plant Sciences, Inc. ("MPS") filed suit against Monsanto in California State Superior Court in San Diego, alleging damage by an alleged failure of Monsanto to license, under an option agreement, technology relating to Bt corn and to glyphosate resistant corn, cotton and canola. On September 9, 1996, Monsanto successfully demurred to all claims but plaintiffs were permitted to amend to file a damage claim seeking recovery under a theory of continuing breach. On October 20, 1997, the court construed the contract as involving only a license to receive genes rather than a license to receive germplasm. Jury trial of the remaining damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against Monsanto awarding damages totaling $174.9 million. The case is now on appeal as Appeal No. D031336 before the California Court of

Appeal for the Fourth Appellate District. Mycogen, Agrigenetics Inc. and MPS have filed a cross appeal seeking to reinstate claims for damages that were dismissed prior to trial. This cross appeal has been consolidated for all purposes on appeal. Monsanto has numerous meritorious defenses and grounds to overturn the award, including the speculative nature of the damages for lost future profits, improper splitting of the causes of action, lack of continuing breach, and trial error in directing a verdict against Monsanto on the issue of liability. Mycogen and MPS are also seeking to overturn an award of monetary sanctions against them in connection with this litigation and to obtain a determination that the contract entitles Mycogen and MPS to a license to germplasm from Monsanto. Monsanto will continue to vigorously litigate its position on appeal.

     On October 28, 1998, two related lawsuits were filed in U.S. District Court in Iowa: one against Asgrow Seed Company, L.L.C. ("Asgrow"), a subsidiary of Monsanto (No. 4-98-CV-70577); and the other against DEKALB (since acquired by Monsanto) (No. 4-98-CV-90578). The lawsuits allege that defendants misappropriated trade secrets of Pioneer in their corn breeding programs. On October 8, 1999, Pioneer added the prior owners of Asgrow and DEKALB (The Upjohn Company and Pfizer Inc.) and Monsanto as defendants in the litigation. In addition to claims under Iowa state law for trade secret misappropriation, Pioneer alleges violations of the Lanham Act and the patent law. Actual and exemplary damages and injunctive relief are sought. Pioneer also asserts that defendants have violated an unspecified contractual obligation not to breed with Pioneer germplasm. On July 17, 1999, the court denied without prejudice defendants' motions to dismiss the initial trade secret claims. On January 4, 2000, the District Court allowed Pioneer to amend its claims in the litigation to assert claims that the defendants infringed numerous patents. As a consequence of the new claims the prior trial date has been vacated and no trial date has been assigned. The defendants have meritorious defenses including non-infringement of patents, lack of validity of the patents on numerous grounds, preemption, laches, statute of limitations, lack of trade secrets, ownership of the germplasm, bona fide purchaser status and other defenses. The defendants will vigorously defend against Pioneer's claims in the litigation.

     Monsanto is engaged in litigation relating to the failed merger with Delta and Pine Land Company ("D&PL"). On December 20, 1999, Monsanto announced that it had withdrawn its filing for U.S. antitrust clearance of the proposed merger. The filing was withdrawn in light of the U.S. Department of Justice's unwillingness to approve the transaction on commercially reasonable terms. (a) Following the announcement on May 11, 1998, of the merger agreement between Monsanto and D&PL, five alleged holders of D&PL common stock filed suits, now consolidated (the "D&PL Shareholder Suit"), in the Delaware Court of Chancery in and for New Castle County against Monsanto, D&PL, and members of the D&PL Board of Directors (the "D&PL Board"). Seeking to represent a purported class of D&PL shareowners, plaintiffs in the D&PL Shareholder Suit alleged that the consideration that was to be received by holders of D&PL common stock in the merger was unfair and inadequate, that the members of the D&PL Board breached their fiduciary duties by approving the transaction and that Monsanto aided and abetted such breaches. Plaintiffs in the D&PL Shareholder Suit sought judgment declaring that each Delaware action is maintainable as a class action, preliminarily and permanently enjoining consummation of the merger or rescinding the transaction in the event that it was consummated, awarding unspecified compensatory damages against defendants, and awarding plaintiffs their attorneys' fees and expenses. On or about November 18, 1998, the parties in the D&PL Shareholder Suit entered into a Memorandum of Understanding to settle the litigation. That Memorandum of Understanding, however, appears to be null and void because of the failure of completion of the merger. (b) On December 30, 1999, a derivative and class action lawsuit was filed (Civil Action 17707) (the "Delaware Suit"), by two alleged holders of D&PL common stock, in the Delaware Court of Chancery. Defendants include Monsanto, D&PL and members of the D&PL Board. The Delaware Suit relates to Monsanto's withdrawal of its filing for U.S. antitrust clearance of the proposed merger, and alleges that D&PL has been harmed by the termination of the effort to complete the transaction and that the individual defendants have a continuing duty to seek a value-maximizing transaction for the shareholders. The suit seeks a declaration that the individual defendants have violated their fiduciary duties and a direction that the individual defendants take certain actions to maximize shareholder value. The suit also requests compensatory damages, costs, disbursements and fees. (c) On January 18, 2000, suit was reinstituted against Monsanto by D&PL (Cause No. 2000-2) in Circuit Court of the
First Judicial District of Bolivar County, Mississippi, seeking compensatory and punitive damages allegedly as a result of the failure to complete the merger pursuant to the exercise of reasonable efforts. Monsanto did exercise commercially reasonable efforts to complete the transaction and believes it has meritorious defenses to the claims in the lawsuits and will vigorously defend the actions. Monsanto has requested a stay of the Bolivar County suit during the pendency of the previously-filed Delaware Suit.

     On April 15, 1996, one hundred ten (110) current and former employees of Fisher Controls International, Inc. ("Fisher"), a former subsidiary of Monsanto, filed suit against Monsanto in the District Court of Brazoria County, Texas, 149th Judicial District (Cause No. 96M0975), alleging breach of contract, breach of a duty of good faith and fair dealing, and fraud. Plaintiffs challenged Monsanto's decision, pursuant to the terms of the stock option plans in effect, to curtail the duration of plaintiffs' options to purchase common stock of Monsanto following the divestiture of Fisher from the Monsanto corporate family in 1992. On June 24, 1997, the trial court granted Monsanto's motion for summary judgment and dismissed the case with prejudice. Plaintiffs appealed the judgment to the Court of Appeals for the First District of Texas (No. 01-97-01142-CV). On September 7, 1999, the Court of Appeals issued an opinion reversing the summary judgment and remanding the case to the trial court for further proceedings. Monsanto's motion for rehearing or, in the alternative, for rehearing en banc, was denied. Monsanto believes that the decision of the trial court was correct and that its actions regarding the Fisher employees were in accordance with the terms of the stock option plans and entitled to substantial deference under Delaware law. Monsanto intends to pursue its efforts to overturn the decision of the Court of Appeals and will continue to vigorously defend against all claims of plaintiffs.

     On December 2, 1999, a complaint was filed in United States District Court for the Eastern District of Pennsylvania as a putative class action purporting to represent the claims of over 9,000 Korean and 1,000 U.S. service persons allegedly exposed to the herbicide Agent Orange and other defoliants, including Agent Blue and Monuran, sprayed during 1967-1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint names Monsanto and five other manufacturers of the defoliants which were made and sold to the U.S. government for use in Vietnam. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted provisional transfer of the case to the United States District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, MDL 381 (which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange related litigation in the United States). Various other claims by veterans or civilians alleging personal injury from exposure to herbicides used in Vietnam have been filed since a 1984 settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. In a suit filed against Dow Chemical Company and Monsanto in Seoul Korea during October 1999, approximately 13,760 Korean veterans of the Vietnam war alleged they were exposed to herbicides and suffered injuries as a result. The suit involves three separate complaints which were filed and are being handled collectively as Case No. 99 Kahap 84147 (84123; 84130), 13th Civil Division, Seoul District Court. The complaints fail to assert any specific causes of action but seek damages of 300 million won (approximately $250,000) per plaintiff. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action. In all of the above referenced matters Monsanto has numerous meritorious defenses including: lack of jurisdiction; absence of injury; lack of causation; lack of negligence or legal liability; acting under the supervision and direction of the U.S. government; and statutes of limitations. In all of the actions Monsanto is vigorously defending the actions.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     Information regarding forward-looking statements, and factors that could cause actual performance or results to differ materially from those described in this Report, are set forth under the heading "Cautionary Statements Regarding Forward-Looking Information" described on pages 21 through 23 of Exhibit 99.1, accompanying this Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

     The General Offices of the Company are located on a 245-acre tract of land in St. Louis County, Missouri. The Company also owns a 210-acre tract in St. Louis County on which additional research facilities are located. These two office and research facilities serve the Agricultural Products, Pharmaceuticals and Corporate and Other segments. In addition, Monsanto and its subsidiaries own or lease manufacturing facilities, laboratories, agricultural facilities, office space, warehouses, and other land parcels in North America, South America, Europe, Asia, Australia and Africa.

     In addition to the facilities in St. Louis County, Missouri, Monsanto's principal properties include the following locations, serving the segments noted: Alvin, Texas (Agricultural Products); Antwerp, Belgium (Agricultural Products); Augusta, Georgia (Agricultural Products, Pharmaceuticals); Barceloneta, Puerto Rico (Pharmaceuticals); Caguas, Puerto Rico (Pharmaceuticals); Fayetteville, North Carolina (Agricultural Products); Feucht, Germany (Pharmaceuticals); Luling, Louisiana (Agricultural Products); Morpeth, United Kingdom (Pharmaceuticals); Muscatine, Iowa (Agricultural Products); Sao Jose dos Campos, Brazil (Agricultural Products); Skokie (Old Orchard), Illinois (Pharmaceuticals); Skokie (Searle Parkway), Illinois (Pharmaceuticals); and Zarate, Argentina (Agricultural Products). All of these properties are manufacturing facilities, except for the research building in Skokie (Searle Parkway), Illinois, and the office building in Skokie (Old Orchard), Illinois. The Company is also constructing a new Agricultural Products manufacturing facility at Camacari, Brazil.

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

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning certain legal proceedings involving Monsanto, see "Business--Environmental Matters", "Business--Legal
Proceedings" and "Business--Cautionary Statements Regarding Forward-Looking Information" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

SHAREOWNER MATTERS

     The narrative information appearing under "Shareowner Matters" on page 18, and the tabular information regarding Dividends Per Share and Common Stock Price (for the years 1999 and 1998) appearing in "Note 25:
Quarterly Data" on pages 54 and 55, all appearing in Exhibit 99.1 of this Report, are incorporated herein by reference.

SALE OF UNREGISTERED SECURITIES

     On December 19, 1999, Monsanto and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") entered into a Stock Option Agreement (the "Stock Option Agreement"), dated as of December 19, 1999, pursuant to which Monsanto granted an option (the "Option") to Pharmacia & Upjohn to purchase up to 94,774,810 shares (the "Option Shares") of the Company's common stock at a price of $41.75 per share. The Option was granted by the Company as an inducement to Pharmacia & Upjohn (1) to enter into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 19, 1999 (and subsequently amended as of February 18, 2000), among the Company, a wholly owned subsidiary of the Company and Pharmacia & Upjohn, pursuant to which such wholly owned subsidiary of the Company will merger with and into Pharmacia & Upjohn (the "Merger") and (2) to grant to Monsanto a substantially similar option to purchase up to 77,388,932 shares of Pharmacia & Upjohn's common stock, par value $0.01 per share, at an exercise price of $50.25.

     The number of Option Shares is subject to adjustment in certain circumstances, provided that the aggregate number of Option Shares may not exceed 14.9% of the total outstanding shares of the Company's common stock immediately prior to the time of exercise. The option will, subject to certain limitations, become exercisable upon the occurrence of an event the result of which is that the total fee or fees required to be paid by the Company to Pharmacia & Upjohn pursuant to the Merger Agreement equals $575 million (a "Purchase Event"). The Stock Option Agreement provides that Monsanto may, after the occurrence of a Purchase Event, repurchase all or a portion of the Option for a specified price in cash. In no event may the "Total Profit" (as defined in the Stock Option Agreement) of Pharmacia & Upjohn under the Stock Option Agreement and the Merger Agreement exceed $635 million. No Purchase Event has occurred at the time of this filing. The Option will terminate upon the occurrence of certain events, including the consummation of the Merger.

     The granting of the Option was deemed to be exempt from registration under the Securities Act or 1933, as amended (the
"Securities Act"), in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following information, appearing on the pages indicated of
Exhibit 99.1 of this Report, is incorporated herein by reference: (a) the second sentence of the first paragraph under "Definitions" on page 3; and (b) the tabular information regarding Net Sales, Income
(Loss) From Continuing Operations, Income (Loss) From Continuing Operations (per share), Total Assets, Long-Term Debt, and Dividends (per share), appearing under "Financial Summary" on page 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following information, appearing on the pages indicated of
Exhibit 99.1 of this Report, is incorporated herein by reference: (a) the four paragraphs under "Definitions" on page 3; and (b) the tabular and narrative information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 23.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The tabular and narrative information appearing under "Market Risk Management" on pages 19 and 20 of Exhibit 99.1 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following information, appearing on the pages indicated of
Exhibit 99.1 of this Report, is incorporated herein by reference: (a) the first and last paragraphs under "Definitions" on page 3; (b) the consolidated financial statements of Monsanto appearing on pages 24 through 55 (excluding "Key Financial Measures" on page 28); and (c) the Independent Auditors' Report appearing on page 56.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     DIRECTORS: The following information is as of March 1, 2000.

     The following Directors have been elected to terms expiring at the annual meeting of shareowners to be held in 2000:

                                                     Year First
                                                      Became a
     Name--Age             Principal Occupation       Director   Business Experience since January 1, 1995; and Directorships
     ---------             --------------------       --------   ------------------------------------------------------------

Michael Kantor, 60     Partner, Mayer, Brown & Platt    1997     Business Experience: Partner, Mayer, Brown & Platt,
                                                                 --------------------
                                                                 since 1997; U.S. Secretary of Commerce, 1996-97; U.S. Trade
                                                                 Representative, 1993-96; National Chairman for the Clinton/Gore
                                                                 Campaign, 1992; Partner, Manatt, Phelps, Phillips and Kantor,
                                                                 1975-92.

Gwendolyn S. King, 59  Retired Senior Vice President,   1993     Business Experience: Senior Vice President, Corporate and
                       Corporate and Public Affairs,             --------------------
                       PECO Energy Company                       Public Affairs, PECO Energy Company (formerly Philadelphia
                                                                 Electric Company), 1992-98; Commissioner, Social Security
                                                                 Administration, 1989-92.
                                                                 Director: Lockheed Martin Corp.; Marsh & McLennan Companies,
                                                                 ---------
                                                                 Inc.; Erie Indemnity Co.

John S. Reed, 61       Chairman and Co-Chief Executive  1985     Business Experience: Chairman and Co-Chief Executive
                       Officer, Citigroup, Inc.                  --------------------
                                                                 Officer, Citigroup Inc. since 1998; Chairman and Chief
                                                                 Executive Officer, Citicorp and Citibank, N.A., 1984-98.
                                                                 Director: Citigroup Inc.; Philip Morris Companies, Inc.;
                                                                 ---------
                                                                 Member: The Business Council

The following Directors have been elected to terms expiring at the annual meeting of shareowners to be held in 2001:

                                                     Year First
                                                      Became a
     Name--Age             Principal Occupation       Director   Business Experience since January 1, 1995; and Directorships
     ---------             --------------------       --------   ------------------------------------------------------------

Philip Leder, 65       Chairman, Department of          1990     Business Experience: Chairman, Department of Genetics,
                       Genetics, Harvard Medical                 --------------------
                       School; Senior Investigator,              Harvard Medical School since 1980; John Emory Andrus
                       Howard Hughes Medical Institute           Professor of Genetics since 1980; Senior Investigator,
                                                                 Howard Hughes Medical Institute since 1986.
                                                                 Director: Genome Therapeutics Corporation; Trustee: The General
                                                                 ---------
                                                                 Hospital Corporation; The Hadassah Medical Organization;
                                                                 Massachusetts General Hospital; The Charles A. Revson Foundation





                                                     Year First
                                                      Became a
     Name--Age             Principal Occupation       Director   Business Experience since January 1, 1995; and Directorships
     ---------             --------------------       --------   ------------------------------------------------------------

John E. Robson, 69     Senior Advisor, Robertson        1996     Business Experience: Senior Advisor, Robertson Stephens,
                       Stephens                                  --------------------
                                                                 since 1993; Distinguished Faculty Fellow, Yale University
                                                                 School of Management and Visiting Fellow, The Heritage
                                                                 Foundation, 1993; Deputy Secretary of the U.S. Department of
                                                                 the Treasury, 1989-92; Dean, Emory University Business School,
                                                                 1986-89; President and Chief Executive Officer, G.D. Searle &
                                                                 Co., 1985-86; Executive Vice President and Chief Operating
                                                                 Officer, G.D. Searle & Co., 1978-85.
                                                                 Director: Exide Corporation; Northrop Grumman Corp.; ProLogis
                                                                 ---------
                                                                 Trust; First Horizon Pharmaceutical Company

William D.             Principal, Madrona Investment    1985     Business Experience: Former Chairman, Browning-Ferris
Ruckelshaus, 67        Group, L.L.C.                             --------------------
                                                                 Industries, Inc., 1995-1999; Principal, Madrona Investment
                                                                 Group L.L.C., since 1996; Chairman and Chief Executive Officer,
                                                                 Browning-Ferris Industries, Inc., 1988-95; Of Counsel, Perkins
                                                                 Coie, 1985-88; Administrator, Environmental Protection Agency,
                                                                 1983-85.
                                                                 Director: Coinstar, Inc.; Cummins Engine Co., Inc.; Nordstrom,
                                                                 ---------
                                                                 Inc.; Solutia Inc.; Weyerhaeuser Company

The following Directors have been elected to terms expiring at the annual meeting of shareowners to be held in 2002:

                                                     Year First
                                                      Became a
     Name--Age             Principal Occupation       Director   Business Experience since January 1, 1995; and Directorships
     ---------             --------------------       --------   ------------------------------------------------------------

Richard U. De          Vice Chairman and Chief          1999     Business Experience: Director, Vice Chairman and Chief
Schutter, 59           Administrative Officer,                   --------------------
                       Monsanto Company; Chairman                Administrative Officer, Monsanto Company, 1999; Vice
                       and Chief Executive Officer,              Chairman, Monsanto Company, 1997; Advisory Director,
                       G.D. Searle & Co.                         Monsanto Company, 1995; Chairman, President and Chief
                                                                 Executive Officer, G. D. Searle & Co., 1994.
                                                                 Director: Pharmaceutical Research and Manufacturers of America;
                                                                 ---------
                                                                 Northwestern University Board of Trustees; Evanston Northwestern
                                                                 Healthcare Board of Directors, where he additionally serves as chairman of Research Institute; U.S. Japan Business Council Inc.;
                                                                 General Binding Corporation; ReliaStar




                                                     Year First
                                                      Became a
     Name--Age             Principal Occupation       Director   Business Experience since January 1, 1995; and Directorships
     ---------             --------------------       --------   ------------------------------------------------------------

Jacobus F. M.          Retired Chairman of the          1993     Business Experience: Chairman of the Executive Board and
Peters, 68             Executive Board and Chief                 --------------------
                       Executive Officer, AEGON N.V.             Chief Executive Officer, AEGON N.V., 1984-93.
                                                                 Director: Kleinwort Endowment Policy Trust Plc; Chairman of
                                                                 ---------
                                                                 Supervisory Board: Bank Dutch Municipalities; Member of
                                                                 Supervisory Board: AEGON N.V.; Amsterdam Company for Town
                                                                 Restoration Ltd.; Gilde Investment Funds; Randstad Holding
                                                                 N.V.; SAMAS Group N.V.; United Flower Auctions Aalsmeer, KEMA

Robert B. Shapiro, 61  Chairman and Chief Executive     1996     Business Experience: Chairman and Chief Executive Officer,
                       Officer, Monsanto Company                 --------------------
                                                                 Monsanto Company since 1997; Chairman, President and Chief
                                                                 Executive Officer, Monsanto Company, 1995; Director, President
                                                                 and Chief Operating Officer, Monsanto Company, 1993.
                                                                 Director: Citigroup Inc.; Northwestern Memorial Hospital, Silicon
                                                                 ---------
                                                                 Graphics, Inc.; Rockwell International Corporation; Trustee:
                                                                 Washington University; Member: The Business Council; American
                                                                 Society of Corporate Executives; The Business Roundtable

Hendrik A. Verfaillie, President and Chief Operating    1999     Business Experience: President, Chief Operating Officer and
54                     Officer, Monsanto Company                 --------------------
                                                                 Director, Monsanto Company, 1999; President, Monsanto Company,
                                                                 1997;  Advisory Director and Vice President, Monsanto
                                                                 Company, 1995; Advisory Director, Vice President and President
                                                                 of The Agricultural Group, Monsanto Company, 1993.

     EXECUTIVE OFFICERS

     The following information with respect to the Executive Officers of the Company on March 1, 2000, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                   Year First
                                                    Became an
                           Present Position         Executive
     Name--Age             with Registrant           Officer         Other Business Experience since January 1, 1995
     ---------             ----------------          -------         -----------------------------------------------

Bruce P. Bickner, 56   Executive Vice President,     1999      Chairman and Chief Executive Officer - DEKALB Genetics
                       Agricultural Sector-                    Corporation, 1988 to present; Co-President, Global Seed
                       Monsanto Company                        Group - Monsanto Company, 1999; and present position, 1999.

Martin E. Blaylock,    Vice President,               1999      Director, Manufacturing Operations - Monsanto Company, 1993;
59                     Manufacturing Operations                and present position, 1995.
                       - Monsanto Company

Gary L. Crittenden, 46 Senior Vice President,        1998      Executive Vice President and Chief Financial Officer -
                       Chief Financial Officer                 Melville Corp., 1994; Executive Vice President, Strategy and
                       - Monsanto Company                      Business Development - Sears Roebuck & Co., 1996; President,
                                                               Hardware Stores Division - Sears Roebuck & Co., 1996; Executive Vice
                                                               President and Chief Financial Officer - Sears Roebuck & Co., 1998;
                                                               and present position, 1998.

Richard U.             Vice Chairman and Chief       1995      Chairman, Chief Executive Officer and President - G.D.
De Schutter, 59        Administrative Officer -                Searle & Co., 1994; Advisory Director-Monsanto Company,
                       Monsanto Company; Chairman              1995; Vice Chairman - Monsanto Company, 1997-1999; and
                       and Chief Executive Officer,            present positions, 1999.
                       G.D. Searle & Co.

Steven L. Engelberg,   Senior Vice President -       1995      Vice President, Worldwide Government Affairs - Monsanto
57                     Monsanto Company                        Company, 1994; and present position, 1996.

Robert Fraley, 47      Co-President, Agricultural    1999      Group Vice President and General Manager, New Products
                       Sector - Monsanto Company               Division - Monsanto Company, 1993; President, Ceregen-
                                                               Monsanto Company, 1995; and present position, 1997.

Hugh Grant, 41         Co-President, Agricultural    1999      Director, Global Roundup(R) Product Strategy - Monsanto
                       Sector - Monsanto Company               Company, 1994; General Manager, Agricultural Sector for
                                                               Southeast Asia, Australia, New Zealand & South Korea - Monsanto
                                                               Company, 1995; and present position, 1998.

Alan L. Heller, 46     Co-President -                1999      Vice President, Finance - G.D. Searle & Co. 1994; President,
                       G.D. Searle & Co.                       Americas, G.D. Searle & Co.; 1995; Chief Operating Officer-G.D.
                                                               Searle & Co., 1997; and present position, 1999.


                                                   Year First
                                                    Became an
                           Present Position         Executive
     Name--Age             with Registrant           Officer         Other Business Experience since January 1, 1995
     ---------             ----------------          -------         -----------------------------------------------

R. William Ide III, 59 Senior Vice President,        1996      President, American Bar Association, 1993-1994; partner,
                       General Counsel and                     Long, Aldridge & Norman, 1993; and present position, 1996.
                       Secretary - Monsanto
                       Company

Madonna A. Kindl, 42   Senior Vice President -       1996      Director of Human Resources, Staff of the Vice Chairman -
                       Monsanto Company                        Monsanto Company, 1993; Director, Human Resources, Crop
                                                               Protection Business Unit - Monsanto Company, 1995; Vice President -
                                                               Human Resources-Monsanto Company, 1996; and present position, 1999.

Ganesh M. Kishore, 46  Co-President, Nutrition       1999      Director of Technology, Agricultural Sector - Monsanto
                       and Consumer Products -                 Company, 1994; Director of Technology, Ceregen-Monsanto
                       Monsanto Company                        Company, 1995; Director of Crop Enhancement, Ceregen-
                                                               Monsanto Company, 1996; Distinguished Science Fellow - Monsanto
                                                               Company, 1996; and present position, 1997.

David L. Morley, 43    Senior Vice President         1998      Global Strategies and Operations - The Agricultural Group,
                                                               1993; Group Vice President and General Manager, Americas Division,
                                                               Crop Protection Business Unit, 1995; President, Nutrition and
                                                               Consumer Products, 1997; and present position, 1998.

Philip Needleman, 61   Senior Vice President,        1991      Senior Vice President, Research and Development and Chief
                       Research and Development                Scientist-Monsanto Company; President, Research and
                       and Chief Scientist;                    Development - G.D. Searle & Co., 1993; Co-President,
                       Co-President, G.D. Searle               Pharmaceuticals Sector-Monsanto Company, 1996; and present
                       & Co.                                   position, 1996.

Nicholas E. Rosa, 48   Senior Vice President -       1999      Executive Vice President - The NutraSweet Company, 1994;
                       Monsanto Company                        President, Benevia-Monsanto Company, 1996; President,
                                                               Nutrition and Consumer Products - Monsanto Company, 1997;
                                                               Co-President, Nutrition and Consumer Products Sector, 1999;
                                                               and present position, 1999.

Robert B. Shapiro, 61  Chairman and Chief Executive  1987      Director, President and Chief Operating Officer - Monsanto
                       Officer - Monsanto Company              Company, 1993; Director, Chairman, Chief Executive Officer
                                                               and President - Monsanto Company, 1995; and present position, 1997.




                                                   Year First
                                                    Became an
                           Present Position         Executive
     Name--Age             with Registrant           Officer         Other Business Experience since January 1, 1995
     ---------             ----------------          -------         -----------------------------------------------

Hendrik A. Verfaillie, President and Chief           1993      Vice President and Advisory Director - Monsanto Company;
54                     Operating Officer                       President - The Agricultural Group - Monsanto Company, 1993;
                       - Monsanto Company                      Vice President and Advisory Director - Monsanto Company, 1995;
                                                               Executive Vice President and Advisory Director - Monsanto Company,
                                                               1995; President-Monsanto Company, 1997; and present positions, 1999.

Joan H. Walker, 52     Senior Vice President         1999      President and Chief Executive Officer - Bozell Public
                                                               Relations, 1993; Senior Vice President, Corporate Communications -
                                                               Ameritech Corporation, 1996; and present position, 1999.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires all Company executive officers, directors, and persons owning more than 10% of any registered class of Company stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During 1999, Mr. Nick E. Rosa was inadvertently late in filing his initial report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTORS' FEES AND OTHER ARRANGEMENTS

     Non-employee directors receive annual compensation having an anticipated total annual value of $90,000 ($100,000 for directors who serve as Chair of a Board Committee). One-half of this amount is in the form of stock options to purchase shares of the Company's common stock. Each director may elect the form of the other half of compensation, choosing any combination of additional options, cash paid currently, deferred cash, common stock that is subject to forfeiture if the director does not complete his or her term, or common stock the delivery of which is deferred. Each director makes this election at the beginning of each term for which he or she is elected.

     The number of options granted as compensation to each director is determined in accordance with the Black-Scholes option valuation method used for employee option grants, with an exercise price equal to the value of a share of the Company's common stock on the date of grant. Options granted for a term will vest in pro rata installments on the day before each Annual Meeting of Shareowners during that term. After vesting, options will generally be exercisable until the tenth anniversary of the date of grant. When a director's service as a director of the Company ends, any unvested options will be forfeited automatically.

     The portion of his or her compensation, if any, which a director elects to receive in cash is paid on a pro rata basis throughout the director's term. Deferred cash will accrue interest at an interest rate equal to the average Moody's Baa Bond Index Rate for the prior calendar year until it is paid either in a lump sum or in installments after the director's service as a director terminates.

     A director who elects to receive a portion of Board compensation in restricted stock will be issued the number of shares of the Company's common stock having a value, as of the first day of the term to which the compensation relates, equal to such portion. Restricted stock will be forfeitable and nontransferable until it vests in pro rata installments on the day before each Annual Meeting of Shareowners during the term. The portion, if any, of director compensation that a director elects to receive in deferred stock will be provided by crediting a stock unit account maintained by the Company for the director with a number of stock units representing hypothetical shares of the Company's common stock having a value, as of the first day of the term to which the compensation relates, equal to such portion. Stock units are paid in shares of the Company's common stock either in a lump sum or in installments after the director's service as a director terminates. Whenever the Company declares a dividend or other distribution with respect to its common stock, deferred stock accounts will be credited with additional stock units equal to the number of shares of the Company's common stock having a value equal to the dividend or other distribution that the director would have received had the stock units on the record date of such dividend or other distribution been shares of the Company's common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the People Committee of the Board of Directors is or has been an officer or employee of Company. However, until his consulting agreement with the Company expired in January 2000, Dr. Leder, who is a member of the Committee, provided consulting services and the benefit of his considerable professional skills, knowledge, experience, and judgment in areas of interest to the Company, particularly in the field of biological sciences.
In 1999, Dr. Leder received $143,400 under the consulting agreement.

SUMMARY COMPENSATION TABLE

                        ANNUAL COMPENSATION                                          LONG TERM COMPENSATION
                        -------------------                                          ----------------------

                                                                                    AWARDS              PAYOUTS
                                                                                    ------              -------

          (A)                (B)       (C)          (D)          (E)                       (G)            (H)
                                                                OTHER          (F)      SECURITIES                     (I)
                                                               ANNUAL       RESTRICTED    UNDER-                     ALL OTHER
       NAME AND                                                COMPEN-        STOCK       LYING           LTIP        COMPEN-
       PRINCIPAL                                               SATION         AWARDS     OPTIONS         PAYOUTS      SATION
       POSITION             YEAR    SALARY($)     BONUS($)     ($)<F1>         ($)         (#)             ($)        ($)<F5>
-----------------------   --------  ---------    ----------    -------    ------------- ----------    -------------  ---------
R. B. Shapiro             1999       850,000     1,440,000     61,207             0       394,064             0       120,185
Chairman, CEO             1998       800,000       800,000      ---               0             0             0       101,070
  and Director            1997       800,000       965,000     69,466             0        79,811       750,365<F2>   171,624

G. L. Crittenden          1999       565,000       900,000      ---         445,000<F6>   146,777             0        64,379
Senior Vice President     1998<F3>   176,667       800,000      ---       1,359,435<F6>   303,289             0         6,492
  and Chief Financial     1997<F3>     ---          ---         ---          ---            ---           ---           ---
  Officer

R. U. De Schutter         1999       650,000       950,000      ---               0       160,339             0       156,452
Vice Chairman, Chief      1998       600,000       810,000      ---               0             0             0        60,236
  Administrative Officer  1997       525,000       700,000      ---               0       460,391     6,757,745<F4>    66,339
  and Director; Chairman
  and CEO, G.D.
  Searle & Co.

P. Needleman              1999       550,000     1,100,000      ---               0        96,005             0       105,221
  Senior Vice President;  1998       495,833       700,000      ---               0       193,588             0        67,761
  Co-President, G.D.      1997       450,000       700,000      ---               0        76,904     4,570,360<F4>    53,367
  Searle & Co.

H. A. Verfaillie          1999       650,000       900,000      ---               0       222,115             0       138,932
President, Chief          1998       600,000       810,000      ---               0             0             0        72,439
  Operating Officer and   1997       566,667       645,000      ---               0        34,917       979,000<F2>    96,146
  Director

    NOTE: Information regarding shares and stock options reported in this table and in succeeding tables has been adjusted to reflect the spinoff of the Company's chemicals business in 1997.

    <F1> Applicable regulations set reporting levels for certain non-
         cash compensation. The 1999 and 1997 amounts for Mr. Shapiro include $36,938 and $53,891, respectively, for personal use, as directed by resolution of the Board of Directors, of Company aircraft, and other perquisites totaling $24,269 and $15,575, respectively.

    <F2> The annual incentive program for the years 1994 through 1996 was designed to encourage sustained performance by withholding a percentage (i) of each annual award (15% of the 1994 award and 30% of the awards for each of 1995 and 1996) and, (ii) for certain employees working in selected business units, including Mr. Verfaillie, of such employees' cash long-term incentive opportunity.

         These withheld amounts were adjusted upward or downward based on sustained

                                26

         performance during the three-year period. The amounts shown represent the March 1997 payment of the withheld amounts after application of the sustained performance adjustment.

    <F3> Gary L. Crittenden commenced employment with the Company on
         September 1, 1998.

    <F4> Prior to February 1997, Messrs. De Schutter and Needleman
         participated in the Searle Phantom Stock Option Plan of 1986 ("Searle Phantom Plan"), which gave participants the opportunity to receive the appreciation in the value of a hypothetical share of the common stock of G.D. Searle & Co. ("Searle"), now a wholly-owned subsidiary of the Company. Such "shares" represented units of valuation created solely for purposes of measuring the increase, if any, in the value of Searle. Options to receive the appreciation in the value of these units were granted for a ten-year period. In February 1997, the Executive Compensation and Development Committee decided to terminate the Searle Phantom Plan and to credit Messrs. De Schutter and Needleman and other active participants with a combination of cash and options on Company common stock representing current and anticipated future appreciation of the units. The amount shown for Mr. De Schutter represents payment of $1,495,000 in cash, $2,445,000 in deferred cash (deferred to avoid losing the compensation deduction under Section 162(m) of the Code), and the value of 227,474 Company stock options, with an exercise price equal to the fair market value per underlying share on the date of grant, paid to Mr. De Schutter in cash in connection with the termination of the Searle Phantom Plan, plus $403,848 in payment of the withheld amounts, after application of the sustained performance adjustment, as discussed in footnote 2 to this Summary Compensation Table. The amount shown for Mr. Needleman represents payment of $660,000 in cash, $1,770,000 in deferred cash (deferred to avoid losing the compensation deduction under Section 162(m) of the Code), and the value of 162,162 Company stock options, with an exercise price equal to the fair market value per underlying share on the date of grant, paid to Mr. Needleman in cash in connection with the termination of the Searle Phantom Plan, plus $421,605 in payment of the withheld amounts, after application of the sustained performance adjustment, as discussed in footnote 2 to this Summary Compensation Table.

    <F5> Amounts shown for 1999 include:  contributions to savings plans for Mr. Shapiro, $120,185; Mr. Crittenden, $64,379; Mr. De Schutter, $74,148; Mr. Needleman, $103,491; and Mr. Verfaillie, $116,432; split dollar life insurance premiums for Mr. Shapiro, $7,497; Mr. De Schutter, $32,002; Mr. Needleman, $10,721; and Mr. Verfaillie, $11,391; compensation for changes made to the Company's vacation program: Mr. De Schutter $31,154 and Mr. Verfaillie $22,500; performance match payments on deferred bonus awards: Mr. De Schutter $51,150 and Mr. Needleman $1,400; and costs for executive travel accident plans for each of the named executive officers of $146.

    <F6> Mr. Crittenden held a total of 35,410 shares of restricted stock on December 31, 1999, none of which had vested. The value of such shares based on the closing price of the Company's common stock on such date of $35.625 was $1,261,481. Dividends are paid in cash on the restricted shares.



OPTION GRANTS IN 1999

                                        INDIVIDUAL GRANTS                                GRANT DATE VALUE
                                        -----------------                                ----------------
       (A)             (B)                    (C)             (D)            (E)               (F)
                    NUMBER OF              % OF TOTAL
                    SECURITIES               OPTIONS       EXERCISE
                    UNDERLYING             GRANTED TO       OR BASE                         GRANT DATE
                     OPTIONS              EMPLOYEES IN       PRICE        EXPIRATION       PRESENT VALUE
       NAME         GRANTED(#)             FISCAL YEAR     ($/SHARE)         DATE             ($)<F1>
       ----         ----------            ------------     ---------      ----------       -------------
R. B. Shapiro       102,960<F2>              0.2            75            4/23/07<F3>        1,350,835
                    229,344<F4>              0.3            75            4/23/07<F3>        4,790,996
                     61,760<F5>              .01            51            6/30/09            1,248,787
G. L. Crittenden     50,000<F6>              .01            42.406        1/12/09              788,000
                     13,642<F2>              .01            75            4/23/07<F3>          178,983
                     62,548<F4>              .01            75            4/23/07<F3>        1,306,628
                     20,587<F5>              .01            51            6/30/09              416,269
R. U. De Schutter    15,444<F2>              .01            75            4/23/07<F3>          202,625
                     62,548<F4>              .01            75            4/23/07<F3>        1,306,628
                     82,347<F5>              .01            51            6/30/09            1,665,056
P. Needleman         12,870<F2>              .01            75            4/23/07<F3>          168,854
                     62,548<F4>              .01            75            4/23/07<F3>        1,306,628
                     20,587<F5>              .01            51            6/30/09              416,269
H. A. Verfaillie     77,220<F2>              .01            75            4/23/07<F3>        1,013,126
                     62,548<F2>              .01            75            4/23/07<F3>        1,306,628
                     82,347<F5>              .01            51            6/30/09            1,665,056

<F1> In accordance with Securities and Exchange Commission rules, the
     Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement
     of its accuracy at valuing options.   Accordingly, there is no
     assurance that the value realized by an executive, if any, will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the Company's stock price. For the options granted under the 1999 Premium Option Purchase Program, the option purchase price of $7.77 per share was subtracted from the Black-Scholes value before the grant date value was determined. The following weighted-average assumptions were made for purposes of calculating the original Grant Date Present Value: an option term of ten years, average volatility of 42.5%, dividend yield of 0.28%, and a risk-free interest rate equal to the then current ask yield of ten-year Treasury Bonds.

<F2> The units represent shares purchased under the 1999 Premium Option
     Purchase Program. Pursuant to this Program, the named executive officers purchased these options at a price of $7.77 per share. The purchase price is being paid through base salary or bonus reductions over a four year period. These options become exercisable on the latest to occur of (i) the date on which payment is made for such option, and (ii) the first to occur of (a) April 23, 2000 and (b) the date, if any, on which the average of the highest and lowest sales price of a share of the Company's common stock has been equal to or greater than $75 for at least ten consecutive trading days (the "Stock Price Target").

<F3> These options will instead expire on April 23, 2005 if, prior to such date, the Stock Price Target is not achieved.

<F4> The units represent long-term compensation awards for 2000 and were granted in tandem with the Premium Option Purchase Program. The options are exercisable on a pro-rata basis based upon the number of months of employment in 2000, but in no event prior to April 23, 2000.




<F5> Represents the grant of 1999 Premium Priced Options.  These options are exercisable in the later of (i) the first business day next following a period of the consecutive trading days during which the optional shares equals or exceeds $51 per share, or (ii) March 1, 200l.

<F6> The exercise price of $42.406 for this tranche of options, granted to
     Mr. Crittenden for retention purposes, was the fair market value on January 13, 1999, the date of grant. These options will become exercisable on January 14, 2002.

AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES ON DECEMBER 31, 1999

       (A)                  (B)              (C)                 (D)                     (E)
-----------------       -----------       ---------       -----------------       -----------------
                                                             NUMBER OF
                                                             SECURITIES                VALUE OF
                                                             UNDERLYING              UNEXERCISED
                                                            UNEXERCISED              IN-THE-MONEY
                           SHARES                            OPTIONS AT               OPTIONS AT
                        ACQUIRED ON         VALUE          FY-END (#)<F2>           FY-END ($)<F2>
                          EXERCISE        REALIZED          EXERCISABLE/             EXERCISABLE/
      NAME                  (#)           ($)<F1>           UNEXERCISABLE           UNEXERCISABLE
      ----              -----------       ---------       -----------------       -----------------
R. B. Shapiro             229,865         8,077,456       2,407,887/425,988        3,400,051/63,050
G. L. Crittenden                0                 0         106,052/344,015                     0/0
R. U. De Schutter               0                 0         921,425/174,305        4,919,640/27,583
P. Needleman                    0                 0         926,018/185,479       12,887,310/24,826
H. A. Verfaillie                0                 0       1,365,841/236,081       14,534,090/27,583

<F1> The amount in column (c) reflects the value of shares received on the exercises of options granted February 24, 1995 at a fair market value of $14.36.

<F2> Unexercised options shown in columns (d) and (e) reflect grants received over an extended period of time.

LONG-TERM INCENTIVE PLANS--AWARDS IN 1999

     There were no long-term incentive awards to the named executive officers in 1999.

PENSION PLAN

     The named executive officers (as well as other employees of the Company) are eligible for retirement benefits payable under the Company's tax-qualified and non-qualified defined benefit pension plans. Effective
January 1, 1997, the U.S. defined benefit pension plans for the Company, Searle and The NutraSweet Company, a wholly owned subsidiary of the Company ("NutraSweet"), were amended and unconsolidated. The amended defined benefit pension plan consists of two accounts: a "Prior Plan Account" and a "Cash Balance Account."

     The opening balance of the Prior Plan Account was the lump sum value of the executive's December 31, 1996 monthly retirement benefit earned prior to January 1, 1997 under the old defined benefit pension plans described below, calculated using the assumption that the monthly benefit would be payable at age 55 with no reduction for early payment. The formula used to calculate the opening balance for employment with the Company was the greater of 1.4% (1.2% for employees hired by the Company on or after April 1, 1986) of average final compensation multiplied by years of service, without reduction for Social Security or other offset amounts, or 1.5% of average final compensation multiplied by years of service, less a 50%
Social Security offset. Average final compensation for purposes of determining the opening balance was the greater of (1) average compensation received during the 36 months of employment prior to 1997 or (2) average compensation received during the highest three of the five calendar years of employment prior to 1997. The annual normal retirement benefits under the Searle and NutraSweet pension plans used to determine the opening balance for employment with Searle or NutraSweet was (1) 1.8% of average compensation (the average compensation for the highest consecutive 60 of the last 120 months of employment preceding 1997) multiplied by years of service (up to a maximum of 30 years) less (2) 1.67% of estimated annual Social Security benefits at age 65 multiplied by years of service (up to a maximum of 30 years).

     For each year of the executive's continued employment with the Company, the executive's Prior Plan Account will be increased by 4% to recognize that prior plan benefits would have grown as a result of pay increases.

     For each year that the executive is employed by the Company after 1996, 3% of annual eligible compensation in excess of the Social Security wage base and a percentage (based on age) of annual compensation (salary and annual bonus) will be credited to the Cash Balance Account. The applicable percentages and age ranges are: 3% before age 30, 4% for ages 30 to 39, 5% for ages 40 to 44, 6% for ages 45 to 49, and 7% for age 50 and over. In addition, the Cash Balance Account of executives who earned benefits under the Company's old defined benefit pension plan will be credited each year (for up to 10 years based on prior years of service with the Company), during which the executive is employed after 1996, with an amount equal to a percentage (based on age) of annual compensation. The applicable percentages and age ranges are: 2% before age 30, 3% for ages 30 to 39, 4% for ages 40 to 44, 5% for ages 45 to 49, and 6% for age 50 and over.

     The estimated annual benefits payable as a single life annuity beginning at age 65 (assuming that each executive officer remains employed by the Company until age 65 and receives 4% annual compensation increases) are as follows: Mr. Shapiro, $751,290; Mr. Crittenden, $660,375; Mr. De Schutter, $828,269; Mr. Needleman, $280,810; and Mr. Verfaillie, $785,296.

     Mr. Shapiro will be provided supplemental retirement benefits to recognize his experience prior to employment by the Company. The Company will provide
Mr. Shapiro with supplemental retirement benefits equal to 12% of average final compensation. The supplemental retirement benefits become non-revocable immediately in the event of a change of control of the Company.
The estimated annual supplemental benefits payable to Mr. Shapiro upon retirement at age 65 are $222,837. Mr. Shapiro will also receive the same Company contribution to the retiree medical plan as an eligible retiree with 30 years of service. The value of his benefits will be determined at retirement based on age, the premium paid for medical coverage, and projected premium cost increases.

     If the total of the benefits payable to Mr. De Schutter under the Company's defined benefit pension plans described above do not equal the benefit Mr. De Schutter would have received if all his service had been with the Company, he will be provided supplemental retirement benefits in an amount equal to the benefits he would have received under the Company's plans had all his years of service been with the Company, less the benefits provided by the Searle plans. It is estimated that there will be no annual supplemental benefit payable to Mr. De Schutter if he retires at age 65.

     Mr. Needleman will be provided supplemental retirement benefits equal to 14% of his annual compensation to recognize his experience prior to employment by the Company. The supplemental retirement benefits become non-revocable immediately in the event of a change of control of the Company. The estimated annual supplemental benefits payable to Mr.
Needleman upon retirement at age 65 are $196,952.

     In addition to the retirement benefits for Mr. Verfaillie based on his years of service as a Company employee in the U.S., Mr. Verfaillie is also eligible for regular retirement benefits based on his years of service as an employee outside the U.S. In addition, he participates in the Company's regular, non-qualified pension plan designed to protect retirement benefits for employees serving in more than one country. However, his total retirement benefits from the combined plans when considering his total service are expected to be generally comparable to the benefits described in this section.

CERTAIN AGREEMENTS

     The Company has entered into Change of Control Employment Agreements with each of the executive officers who are named in the Summary Compensation Table and certain other key executives. Each such Change of Control Employment Agreement becomes effective upon a "change of control" of the Company (as defined in the Change of Control Employment Agreement). Each Change of Control Employment Agreement provides for the continuing employment of the executive after the change of control on terms and conditions no less favorable than those in effect before the change of control. If the executive's employment is terminated by the Company without "cause" or if the executive terminates his or her own employment for "good reason" (each as defined in the Change of Control Employment Agreement), the executive is entitled to severance benefits equal to a "multiple" of his or her annual compensation (including bonus) and continuation of certain benefits for a number of years equal to the multiple. For two executives, including Mr. Crittenden, the severance benefits calculation also includes such executive's long-term incentive opportunity. The multiple is three for the executive officers who are named in the Summary Compensation Table and two or three for the other executives (or, in either case, the shorter number of years until the executive's normal retirement date). In addition, each of the executive officers who are named in the Summary Compensation Table and the other executives who are entitled to a severance multiple of three is entitled to receive the severance benefits if he or she voluntarily terminates his or her own employment during the 30-day period beginning on the first anniversary of the occurrence of certain changes of control. Finally, the executives are entitled to an additional payment, if necessary, to make them whole as a result of any excise tax imposed by the Code on certain change of control payments
(unless the safe harbor below which the excise tax is imposed is not exceeded by more than 10%, in which event the payments will be reduced to avoid the excise tax). A cash medical allowance of $15,000 for payment of medical insurance premiums will also be provided to Mr. Verfaillie if he does not qualify for retiree medical coverage.

     In addition to any payments that may be due to him pursuant to his Change of Control Employment Agreement, under a supplemental agreement Mr. De Schutter will be entitled to receive a payment from the Company in the event his employment is terminated for any reason other than cause. This supplemental agreement was entered into to retain Mr. De Schutter's employment with the Company. If triggered, the payment will be equal to one year of base salary and annual incentive at one-half of Mr. De
Schutter's opportunity at an outstanding level of performance if such termination occurs prior to December 31, 2000 and two years of base salary and annual incentive at one-half his opportunity at an outstanding level of performance if such termination occurs after December 31, 2000. The estimated amounts that would be payable to Mr. De Schutter pursuant to this agreement prior to and after December 31, 2000, are $1,820,000 and $3,640,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information is set forth below regarding beneficial ownership of common stock of the Company by (i) each person who is a director or nominee; (ii) each executive officer named in the Summary Compensation Table on page 24; and (iii) all directors and executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. All information is as of December 31, 1999.


                                      SHARES OF          SHARES UNDERLYING
                                    COMMON STOCK        OPTIONS EXERCISABLE
                                   OWNED DIRECTLY            WITHIN 60
        NAME                      OR INDIRECTLY<Fa>           DAYS<Fb>            TOTAL
        ----                      -----------------     -------------------     ----------
Gary L. Crittenden                     35,544                  53,026               88,570
Richard U. De Schutter                243,806                 921,425            1,165,231
Michael Kantor                            800                  13,637               14,437
Gwendolyn S. King                       3,865                   7,387               11,252
Philip Leder                            9,002                  13,636               22,638
Phil Needleman                        204,807                 926,018            1,130,825
Jacobus F. M. Peters                    4,705                  10,227               14,932
John S. Reed                           91,947                  14,395              106,342
John E. Robson                          6,093<Fc>              10,546               16,639
William D. Ruckelshaus                 16,286                   8,919               25,205
Robert B. Shapiro                   1,042,353               2,407,887            3,450,240
Hendrik A. Verfaillie                 231,894<Fd>           1,365,841            1,597,735
23 directors and executive
 officers as a group                2,074,038<Fe>           9,048,549           11,122,587

<Fa> Includes shares held under Monsanto Company's Savings and Investment
     Plan ("SIP"): Mr. Crittenden, 404; Mr. De Schutter, 16,996;
     Mr. Needleman, 3,216; Mr. Shapiro, 4,274; Mr. Verfaillie, 16,285; and directors and executive officers as a group, 86,155. With respect to shares held under the SIP, employee directors and officers have sole discretion as to voting and, within limitations provided by the SIP, investment of shares. Shares are voted by the trustees in accordance with instructions from participants. If instructions are not received by the trustees as to the voting of particular shares, shares are to be voted in proportion to instructions actually received from other participants in SIP. With respect to shares held under other benefit and incentive plans, employee directors and officers have sole voting power and no current investment power.



<Fb> The Securities and Exchange Commission deems a person to have beneficial ownership of all shares which that person has the right to
     acquire within 60 days of December 31, 1999.   The shares indicated
     represent stock options granted under incentive plans. The shares underlying options cannot be voted.

<Fc> Includes 1,378 shares owned jointly by Mr. Robson and his wife.

<Fd> Includes 150,374 shares owned jointly by Mr. Verfaillie and his wife.

<Fe> Includes 1,999 shares as to which certain executive officers not named above have shared voting and investment power; and 54,485 shares under contract pursuant to the Company's Employee Stock Purchase Plan.

     The percentage of shares of outstanding common stock of the Company, including options exercisable within 60 days of December 31, 1999, beneficially owned by all directors and executive officers as a group is approximately 1.7%. The percentage of such shares beneficially owned by any director or nominee does not exceed 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS AND RELATIONSHIPS

     Mr. Michael Kantor is a partner at the law firm of Mayer, Brown & Platt, which provided services to the Company in 1999 and is providing services to the Company in 2000.

     Mr. John E. Robson is Senior Advisor of BancBoston Robertson Stephens, which provided services to the Company in 1999 and is expected to provide services to the Company in 2000.

INDEBTEDNESS

     In May 1996, the Company's shareowners approved a plan whereby each of the Company's executive officers received full-recourse, interest bearing loans for the purchase price of Company common stock purchased pursuant to the Monsanto Executive Stock Purchase Incentive Plan ("Executive Plan"). The loans have an eight-year term and accrue interest at the applicable federal rate (as determined pursuant to Section 1274(d) of the Code) on the purchase date for loans of such maturity, compounded annually. Interest is payable prior to maturity to the extent of dividends paid on the purchased shares, with the balance due at the maturity of the loan. The proceeds of the deferred cash incentives awarded during the performance cycle under the Executive Plan must also be applied to prepay the loans. Following such prepayment, the balance of the loans at the end of the performance cycle, together with accrued and unpaid interest thereon, will generally be payable in three equal installments (plus interest) on the first three anniversaries after the end of the performance cycle. The payment of the loan will be accelerated if the executive officer's service is terminated during the performance cycle for any reason other than retirement or following a change of control. In the event of retirement, there is no loan acceleration. In the event of a change of control, the loan must be repaid over a three-year period following such event. The loan may also be prepaid at any time at the executive officer's option.

     In addition to the Executive Plan, executive officers may also participate in the Company's Employee Stock Purchase Plan ("Employee Plan"). The Employee Plan is open to all regular U.S., Canada, and Singapore full-time and regular part-time employees of the Company for shares of stock they contracted to purchase over a period of months by means of payroll deductions. No interest is charged on loans granted under the Employee Plan.

     The following table describes the indebtedness of the executive officers under the Executive Plan, except where otherwise indicated:

                                                                    GREATEST AGGREGATE
                                                                        AMOUNT OF           AGGREGATE AMOUNT OF
                                                                     INDEBTEDNESS IN        INDEBTEDNESS AS OF
                                                     INTEREST RATE        1999               DECEMBER 31, 1999
     NAME                          YEAR OF LOAN           (%)              ($)                     ($)
     ----                          ------------      -------------  ------------------     -------------------
M. L. Blaylock                         1997               6.8             553,004                 553,004
R. U. De Schutter                   1996/1998          6.36/5.69        1,721,672               1,721,672
A. W. Donald                           1996              6.36             728,146                 728,146
S. L. Engelberg                        <F1>              <F1>           1,279,787               1,275,118<F5>
R. T. Fraley                           <F2>              <F2>             835,178                 797,153<F5>
H. Grant                             1998<F3>            <F3>              19,670                  12,682<F5>
R. W. Ide III                          <F4>              <F4>           1,096,121               1,082,655<F5>
D. A. Kindl                            1996              6.20           1,224,985               1,224,985
G. M. Kishore                          1997              6.80             434,134                 434,134
D. L. Morley                           1997              6.80             434,134                 434,134
P. Needleman                           1996              6.36             728,146                 728,146
N. E. Rosa                             1996              6.36             728,146                 728,146
R. B. Shapiro                          1996              6.36           6,553,310               6,553,310
H. A. Verfaillie                       1996              6.36           2,366,473               2,366,473

<F1> Mr. Engelberg obtained loans under the Executive Plan in 1996 and
     1997, with applicable interest rates of 6.36% and 6.80%, respectively. In addition, Mr. Engelberg obtained a no-interest loan under the Employee Plan in 1996.

<F2> Mr. Fraley obtained a loan under the Executive Plan in 1996, with an applicable interest rate of 6.36%. In addition, Mr. Fraley obtained a no-interest loan under the Employee Plan in 1998.

<F3> Mr. Grant obtained a no-interest loan under the Employee Plan in
     1998.

<F4> Mr. Ide obtained a loan under the Executive Plan in 1996, with an applicable interest rate of 6.60%. In addition, Mr. Ide obtained a no-interest loan under the Employee Plan in 1998.

<F5> The aggregate amount of indebtedness for Messrs. Engelberg, Fraley,
     Grant and Ide includes amounts owed under the Employee Plan as of February 28, 2000.



                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     1. The financial statements set forth at page 24 through the top of page 28 of Exhibit 99.1 to this Report

     2.   Financial Statement Schedules

          None required

     3. Exhibits--See the Exhibit Index beginning at page 39 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 4 through 30 on pages 40 through 43 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

          3    2.   By-Laws of the Company, as amended effective
                    February 10, 2000

          10   4.   Monsanto Company Non-Employee Director Deferred
                    Compensation Plan, as amended February 25, 2000

               29.  Supplemental Retirement Plan and Amendment to
                    Supplemental Retirement Plan for Philip Needleman

          21   Subsidiaries of the registrant

          23   Consent of Independent Auditors

          24   1.   Powers of attorney submitted by Richard U. De
                    Schutter, Michael Kantor, Gwendolyn S. King, Philip
                    Leder, Jacobus F.M. Peters, John S. Reed, John E.
                    Robson, William D. Ruckelshaus, Robert B. Shapiro,
                    Hendrik A. Verfaillie, Gary L. Crittenden and
                    Richard B. Clark

               2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

          27 Financial Data Schedule (part of electronic submission only)

          99   1.   Financial Information for Fiscal Year Ended
                    December 31, 1999


               2.   Computation of the Ratio of Earnings to Fixed
                    Charges for Monsanto Company and Subsidiaries

(b)  Reports on Form 8-K during the quarter ended December 31, 1999:

     The following reports on Form 8-K were filed by the Company on the dates indicated: December 21, 1999 (announcement of merger with Pharmacia & Upjohn, Inc.); December 22, 1999 (additional financial information regarding the merger); December 29, 1999 (merger agreement and stock option agreements); and December 30, 1999 (preferred share purchase rights).

                                36






                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MONSANTO COMPANY
                                      ------------------------------------
                                                  (Registrant)

                                      By:      /s/ Richard B. Clark
                                         ---------------------------------
                                                 Richard B. Clark
                                           Vice President and Controller
                                           (Principal Accounting Officer)
Date: March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                       TITLE                             DATE
             ---------                       -----                             ----

                 <F*>                       Chairman                      March 17, 2000
       -----------------------       President and Director
        (Robert B. Shapiro)       (Principal Executive Officer)

                 <F*>                 Vice Chairman, Chief                March 17, 2000
       -----------------------      Administrative Officer,
       (Richard U. De Schutter            and Director


                 <F*>                       Director                      March 17, 2000
       -----------------------
          (Michael Kantor)

                 <F*>                       Director                      March 17, 2000
       -----------------------
        (Gwendolyn S. King)

                 <F*>                       Director                      March 17, 2000
       -----------------------
           (Philip Leder)

                 <F*>                       Director                      March 17, 2000
       -----------------------
       (Jacobus F. M. Peters)

                 <F*>                       Director                      March 17, 2000
       -----------------------
           (John S. Reed)

                 <F*>                       Director                      March 17, 2000
       -----------------------
          (John E. Robson)

                 <F*>                       Director                      March 17, 2000
       -----------------------
       (William D. Ruckelshaus)






                 <F*>              President, Chief Operating             March 17, 2000
       -----------------------        Officer and Director
       (Hendrik A. Verfaillie)

                 <F*>                Senior Vice President,               March 17, 2000
       -----------------------      Chief Financial Officer
        (Gary L. Crittenden)     (Principal Financial Officer)

         /s/ Richard B. Clark          Vice President and                 March 17, 2000
       ------------------------       Controller (Principal
         (Richard B. Clark)            Accounting Officer)

<F*> Sonya M. Davis by signing his/her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

                                                       /s/ Sonya M. Davis
                                                   --------------------------
                                                        Sonya M. Davis
                                                       Attorney-in-Fact

                             EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

     2 1. Agreement and Plan of Merger, dated as of December 19, 1999, as amended by Amendment No. 1 dated as of February 18, 2000, among Monsanto Company, MP Sub, Incorporated and Pharmacia & Upjohn, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Form S-4 filed on February 22, 2000, File No. 333-30824)

               2. Stock Option Agreement, dated as of December 19, 1999, by and between Monsanto Company, as Issuer, and Pharmacia & Upjohn, Inc., as Grantee (incorporated herein by reference to Exhibit 2.2 of the Company's Form S-4 filed on February 22, 2000, File No. 333-30824)

               3. Stock Option Agreement, dated as of December 19, 1999, by and between Pharmacia & Upjohn, Inc. and Monsanto Company, as Grantee (incorporated herein by reference to Exhibit 2.3 of the Company's Form S-4 filed on February 22, 2000, File No. 333-30824)

     3 1. Restated Certificate of Incorporation of the Company as of October 28, 1997 (incorporated herein by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 30, 1997)

               2. By-Laws of the Company, as amended effective February
               10, 2000

     4 1. Form of Rights Agreement, dated as of December 19, 1999 between the Company and EquiServe Trust Company N.A., First Chicago Trust Company as successor to The First National Bank of Boston (incorporated herein by reference to Form 8-A filed on December 30, 1999)

               2. Master Unit Agreement, dated as of November 30, 1998, by and between the Company and The First National Bank of Chicago, as Unit Agent (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 14, 1998)

               3. Call Option Agreement, dated as of November 30, 1998, by and between Goldman, Sachs & Co., as Call Option Holder, and The First National Bank of Chicago, as Unit Agent and as Attorney-In- Fact (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 14, 1998)

               4. Pledge Agreement, dated as of November 30, 1998, by and among the Company, Goldman, Sachs & Co., as Call Option Holder, First Union National Bank, as Collateral Agent and Securities Intermediary, and The First National Bank of Chicago, as Unit Agent and as Attorney-In-Fact (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on December 14, 1998)

               5. Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of certain long-term debt not being registered of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

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

               4. Monsanto Company Non-Employee Director Deferred
               Compensation Plan, as amended February 25, 2000

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

               12. Monsanto Management Incentive Plan of 1988/II, as amended in 1989, 1991, 1992, April 1997, July 1997, and
               1999 (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1999)

               13. Monsanto Management Incentive Plan of 1994, as amended in April 1997, July 1997, and 1999 (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 1999)

               14. Monsanto Management Incentive Plan of 1996 as amended April 25, 1997, July 25, 1997, August 18, 1997, February
               26, 1998, September 25, 1998, April 23, 1999, and October 22, 1999, and as Adjusted to Reflect Stock Split as of May 15, 1996 and Spinoff as of September 1, 1997 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30,
               1999)

               15. Monsanto Executive Stock Purchase Incentive Plan (incorporated herein by reference to Appendix B of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 14, 1996)

               16. Form of Non-Qualified Purchased and Year 2000 Premium Stock Option Certificate (incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q for the quarter ended March 31, 1999)

               17. Form of Non-Qualified Premium Stock Option
               Certificate (incorporated herein by reference to Exhibit
               10.2 of the Company's Form 10-Q for the quarter ended June 30, 1998)

               18. Form of Monsanto Company 1999 Non-Qualified Premium Stock Option Certificate (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1999)

               19. Annual Incentive Program for Executive Officers (incorporated herein by reference to the description on pages 25-26 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 15, 1999)

               20. Split-dollar Life Insurance Plan (incorporated herein by reference to Exhibit 10(iii)19 of the Company's Form 10-K for the year ended December 31, 1987)

               21. Form of Employment Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30,
               1997)

               22. 1999 Form of Employment Agreement for Executive Officers (incorporated herein by reference to Exhibit
               10.24 of the Company's Form 10-K/A filed January 21,
               2000)

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

               25. Agreement between Monsanto Company and Robert B. Shapiro dated as of December 19, 1999 (incorporated herein by reference to Exhibit 10.1 of the Company's Form S-4 filed February 22, 2000, File No. 333-30824)

               26. Letter Agreement between the Company and Hendrik A. Verfaillie entered into as of June 27, 1988 (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended December 31, 1996)

               27. Supplemental Retirement Plan regarding Richard U. De Schutter (incorporated herein by reference to Exhibit
               10.26 of the Company's Form 10-K for the year ended December 31, 1996)

               28. Letter Agreement between the Company and Richard U. De Schutter, dated February 7, 1997 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1999)

               29. Supplemental Retirement Plan and Amendment to
               Supplemental Retirement Plan for Philip Needleman

               30. G. D. Searle & Co. Split Dollar Life Insurance Plan, as amended in 1989 (incorporated herein by reference to Exhibit 19(ii)3 of the Company's Form 10-Q for the quarter ended June 30, 1989)

     11 Omitted--Inapplicable; see "Note 18: Earnings per Share" on page 49 of Exhibit 99.1 to this Report

     12 Statement re Computation of the Ratio of Earnings to Fixed Charges - See Exhibit 99.2 below

     13        Omitted - Inapplicable

     18        Omitted--Inapplicable

     21        Subsidiaries of the registrant

     22        Omitted--Inapplicable

     23        Consent of Independent Auditors

     24 1. Powers of attorney submitted by Richard U. De Schutter, Michael Kantor, Gwendolyn S. King, Philip Leder, Jacobus F.M. Peters, John S. Reed, John E. Robson, William D. Ruckelshaus, Robert B. Shapiro Hendrik A. Verfaillie, Gary L. Crittenden and Richard B. Clark

               2. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

     27 Financial Data Schedule (part of electronic submission only)

     99        1.  Financial Information for Fiscal Year Ended December
               31, 1999

               2. Computation of the Ratio of Earnings to Fixed Charges for Monsanto Company and Subsidiaries

[FN]
-------------

Only Exhibits Nos. 21, 23, 99.1 and 99.2 have been included in the printed copy of this Report.

                                APPENDIX


1. Throughout the electronic submission, trademarks are designated on each page by the letter "R" in parentheses or the letters "TM" in parentheses. In the printed copy of the Form 10-K, trademarks are indicated by the "R" registered symbol or the "TM" symbol.