Form 10-Q
period 2000-03-31
PHARMACIA CORP /DE/
filed 2000-05-15
CIK 67686

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From      to

         ---------------------------------------------------------


                          Commission File Number 1-2516

                              PHARMACIA CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                    43-0420020
             (State of incorporation)        (I. R. S. Employer
                                             Identification No.)

       Pharmacia Corporation, 100 Route 206 North, Peapack, NJ      07977
             (Address of principal executive offices)             (Zip Code)

              Registrant's telephone number     908/901-8000
 (Formerly Monsanto Company, 800 North Lindbergh Blvd., St. Louis, MO 63167)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO

The number of shares of Common Stock, $2 Par Value, outstanding as of May 4, 2000 was 1,269,325,253.

                               Page 1 of 27 pages

                    The exhibit index is set forth on page 25

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                          QUARTER ENDED MARCH 31, 2000

                     INDEX OF INFORMATION INCLUDED IN REPORT

                                                                                                  Page
                                                                                                  ----

PART I - FINANCIAL INFORMATION                                                                      3
-----------------------------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS                                                                        3
CONSOLIDATED STATEMENTS OF EARNINGS                                                                 3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                     4
CONDENSED CONSOLIDATED BALANCE SHEETS                                                               5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED                                              5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                                          14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  23

PART II - OTHER INFORMATION                                                                         24
------------------------------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                           24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         25
ITEM 5. OTHER INFORMATION                                                                           25
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                            26

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31
(In millions of U.S. dollars, except per-share data)

========================================================================
                                                         Unaudited
                                                    2000           1999
-------------------------------------------------------------------------

Net sales                                         $ 4,293        $ 4,100

Cost of products sold                               1,405          1,377
Research and development                              700            710
Selling, general and administrative                 1,602          1,369
Goodwill amortization                                  57             61
Interest expense                                       97            105
Interest income                                       (29)           (28)
Merger and restructuring                              461             --
All other, net                                        (59)            (6)
-------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                   59            512
Provision for income taxes                             19            180
-------------------------------------------------------------------------
Earnings from continuing operations                    40            332
Discontinued operations
 Earnings from discontinued operations,
   net of tax                                          --             12
 Gain of sale of discontinued operations,
   net of tax                                          58             --
-------------------------------------------------------------------------
Earnings before cumulative effect
 of accounting change                                  98            344
Cumulative effect of a change in accounting
 principle, net of tax                                 --            (20)
-------------------------------------------------------------------------
Net earnings                                      $    98        $   324
========================================================================

========================================================================
Net earnings per common share:

Basic
 Earnings from continuing operations              $   .03        $   .26
 Net earnings                                         .07            .25

Diluted
 Earnings from continuing operations                  .03            .26
 Net earnings                                         .07            .25
========================================================================


Consolidated results for all periods presented have been restated retroactively for the effects of the March 31, 2000 merger involving a subsidiary of Monsanto Company and Pharmacia & Upjohn, Inc. accounted for as a pooling of interests. See Note B. See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars) (Unaudited)

For the three months ended March 31

=====================================================================================
                                                                 2000           1999
-------------------------------------------------------------------------------------
Net cash (required) by continuing operations                   $  (764)       $(1,073)
Net cash provided (required) by discontinued operations             21            (60)
Net cash (required) by operations                              $  (743)       $(1,133)
-------------------------------------------------------------------------------------
Cash flows provided (required) by investment activities:

Proceeds from sale of subsidiaries                                  64             35
Additions of properties                                           (320)          (293)
Proceeds from sales of investments                                  73            116
Purchases of investments                                           (41)           (30)
Proceeds from discontinued
 operations                                                        570            327
Other                                                              (20)           (30)
-------------------------------------------------------------------------------------
Net cash (required) provided
 by investment activities                                          326            125
-------------------------------------------------------------------------------------
Cash flows provided (required) by financing activities:

Proceeds from issuance of debt                                       7             59
Repayment of debt                                                  (36)           (55)
Payments of ESOP debt                                              (31)           (22)
Net increase in debt with initial
 maturity of 90 days or less                                       151          1,465
Dividend payments                                                 (163)          (160)
Purchases of treasury stock                                         --           (144)
Proceeds from exercise
 of stock options                                                   89             66
Other                                                               --              1
-------------------------------------------------------------------------------------
Net cash provided by financing
 activities                                                         17          1,210
-------------------------------------------------------------------------------------
Effect of exchange rate
 changes on cash                                                   (25)           (27)
-------------------------------------------------------------------------------------
Net change in cash
 and cash equivalents                                             (425)           175
Cash and cash equivalents,
 beginning of year                                               1,600            970
-------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                                                 $ 1,175        $ 1,145
=====================================================================================


Consolidated results for all periods presented have been restated retroactively for the effects of the March 31, 2000 merger involving a subsidiary of Monsanto Company and Pharmacia & Upjohn, Inc. accounted for as a pooling of interests. See Note B. See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================
(In millions of U.S. dollars) (Unaudited)             March 31,     December 31,
                                                        2000            1999
--------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $  1,175        $  1,600
 Short-term investments                                    98             138
 Trade accounts receivable, less allowance
   of $268 (1999: $271)                                 4,886           4,131
 Inventories                                            2,782           2,905
 Other current assets                                   1,896           1,908
--------------------------------------------------------------------------------
Total current assets                                   10,837          10,682
Long-term investments                                     543             476
Properties, net                                         6,840           6,825
Goodwill and other intangible assets, net               5,665           5,796
Other noncurrent assets                                 2,144           1,858
Net assets of discontinued operations                     968           1,557
--------------------------------------------------------------------------------
Total assets                                         $ 26,997        $ 27,194
================================================================================

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current
  maturities of long-term debt                       $  3,154        $  1,992
Accounts payable                                          992           1,272
Other current liabilities                               3,598           3,910
--------------------------------------------------------------------------------
Total current liabilities                               7,744           7,174
Long-term debt and guarantee of ESOP debt               5,175           6,236
Other noncurrent liabilities                            2,861           2,873
--------------------------------------------------------------------------------
Total liabilities                                      15,780          16,283
--------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, one cent par value; at
   stated value; authorized 10,000,000 shares;
   issued 6,640 shares (1999: 6,692 shares)               267             270
 Common stock, two dollar par value; authorized
   3,000,000,000 shares; issued 1,467,084,000
   shares (1999: 1,465,381,000 shares)                  2,934           2,931
 Capital in excess of par value                         2,100           1,791
 Retained earnings                                     10,633          10,696
 ESOP-related accounts                                   (333)           (330)
 Treasury stock                                        (2,375)         (2,432)
 Accumulated other comprehensive (loss)                (2,009)         (2,015)
--------------------------------------------------------------------------------
Total shareholders' equity                             11,217          10,911
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 26,997        $ 27,194
================================================================================

Consolidated financial position for all periods presented has been restated retroactively for the effects of the March 31, 2000 merger involving a subsidiary of Monsanto Company and Pharmacia & Upjohn, Inc. accounted for as a pooling of interests. See Note B. See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(ALL U.S. DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA)

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context.

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the latest annual reports of Monsanto Company and Pharmacia & Upjohn, Inc. filed on Forms 10-K. The 1999 financial statements of Pharmacia Corporation (the company), formed by the merger involving Monsanto Company and Pharmacia & Upjohn in March 2000 (see Note B), are being filed on Form 8-K in May 2000.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133 as of January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. Implementation of this guidance is required no later than the second quarter of this year. The company is currently in the process of analyzing the implications of the document on previously reported revenues. Prior to the March 31, 2000 merger, Monsanto had effected an accounting change with respect to SAB No. 101 in relation to one specific contract (See Note I).

B - MERGER

On March 31, 2000, the company completed a merger accounted for as a pooling of interests. The merger was accomplished according to an Agreement and Plan of Merger dated December 19, 1999 as amended on February 18, 2000, whereby a wholly owned subsidiary of formerly Monsanto Company merged with and into Pharmacia & Upjohn and Monsanto Company changed its name to Pharmacia Corporation. Monsanto was a life sciences company, committed to finding solutions to the growing global needs for food and health by applying common forms of science and technology to agriculture, nutrition and health. Monsanto manufactured, researched and marketed high-value agricultural products, pharmaceuticals and nutrition-based health products. Pharmacia & Upjohn was a global pharmaceutical group engaged in the research, development, manufacture and sale of pharmaceutical and health care products.

Pursuant to the merger agreement, each share of common stock of Pharmacia & Upjohn issued and outstanding was converted into 1.19 shares of common stock of Pharmacia Corporation and each share of Series A Convertible Perpetual Preferred Stock of Pharmacia & Upjohn issued and outstanding was converted into one share of a new series of convertible preferred stock of Pharmacia Corporation designated as Series B Convertible Perpetual Preferred Stock. The Series B preferred shares have a conversion ratio into common shares of 1,725.5:1. Approximately 620 million shares of common stock were issued and approximately 6,640 shares of preferred stock were issued.

As the merger was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16, all prior period consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of both companies as if they had always been combined. There were no material transactions between Monsanto Company and Pharmacia & Upjohn prior to the combination. Certain reclassifications have been made to conform the respective earnings statement and balance sheet presentations.

The results of operations for the separate companies and the combined amounts as presented in the consolidated financial statements follow.

===================================================
Three months ended                March 31
                             2000           1999
---------------------------------------------------
Net sales:

  Pharmacia & Upjohn       $ 1,807        $ 1,774
  Monsanto Company           2,486          2,326
---------------------------------------------------
 Combined                  $ 4,293        $ 4,100
===================================================
Net earnings:

  Pharmacia & Upjohn       $   186        $   211
  Monsanto Company             (88)           113
---------------------------------------------------
 Combined                  $    98        $   324
===================================================

In connection with the merger, the company recorded approximately $460 in merger-related costs comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 related to certain employee stock options that were repriced in conjunction with the merger pursuant to a change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

C - INVENTORIES

-------------------------------------------------------------------------
                                               March 31,    December 31,
                                                 2000           1999
-------------------------------------------------------------------------

Estimated replacement cost (FIFO basis):
 Pharmaceutical, Agricultural and other
  finished products                            $ 1,189        $ 1,281
 Raw materials, supplies
  and work-in-process                            1,805          1,794
-------------------------------------------------------------------------
Inventories (FIFO basis)                         2,994          3,075

 Less reduction to LIFO cost                      (212)          (170)
-------------------------------------------------------------------------
                                               $ 2,782        $ 2,905
=========================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,166 at March 31, 2000, and $1,038 at December 31, 1999.

D - CONTINGENT LIABILITIES AND LITIGATION

The condensed consolidated balance sheets include accruals for estimated product and intellectual property litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites. The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates given the inherent uncertainties in evaluating environmental exposures.

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). It now appears likely that this report will need to be submitted for EPA review in the latter part of 2000, at which time it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

In April 1999, a jury verdict was returned against DEKALB Genetics Corporation, a subsidiary of the company in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using the plaintiffs technology for glyphosate resistance under this agreement. The jury awarded $15 in actual damages for unjust enrichment and $50 in punitive damages. DEKALB has appealed this verdict, has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

On March 20, 1998, a jury verdict was returned against the company in a lawsuit filed in the California Superior Court. The lawsuit claims that the company delayed providing access to certain gene technology under a 1989 agreement. The jury awarded $175 in future damages. The company has filed an appeal and has no provision established in the company's consolidated financial statements with respect to this verdict. The company intends to defend itself vigorously against this action.

G. D. Searle & Co. and Pharmacia & Upjohn, Inc., subsidiaries of the company have been parties along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition. These suits specifically allege that the defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into agreements with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. A similar action is pending by a proposed retailer class in the state court of California. Eighteen class action lawsuits seeking damages based on the same alleged conduct have been filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. Two of the lawsuits have been dismissed. Pharmacia & Upjohn announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103; and Searle received a favorable verdict in 1999.

Although the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability that might exceed amounts already accrued will not have a material adverse effect on the company's consolidated financial position, profitability or liquidity.

E - COMPREHENSIVE INCOME (LOSS)

Comprehensive income was $104 and $(150) for the three months ended March 31, 2000 and March 31, 1999, respectively.

F - EARNINGS PER SHARE

Basic earnings per share is computed by dividing the earnings measure by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of stock options, conversion of preferred stock, and the issuance of stock as incentive compensation to certain employees. Under these assumptions, the weighted-average number of common shares outstanding is increased accordingly, and net earnings is reduced by an incremental contribution to the applicable Employee

Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income that the ESOP would have received from the preferred stock and the assumed dividend yield to be earned on the common shares.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations on earnings from continuing operations:

----------------------------------------------------------------------------------------------
For the three months ended March 31,              2000                         1999
                                           Basic         Diluted        Basic         Diluted
----------------------------------------------------------------------------------------------

EPS numerator:
Earnings from continuing operations       $    40        $    40        $   332        $   332
Less: Preferred stock dividends,
  net of tax                                   (3)            --             (3)            --
Less: ESOP contribution, net of tax            --             (1)            --             (1)
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 available to common shareholders         $    37        $    39        $   329        $   331
==============================================================================================


----------------------------------------------------------------------------------------------
For the three months ended March 31,              2000                         1999
                                           Basic         Diluted        Basic         Diluted
----------------------------------------------------------------------------------------------

EPS denominator:
Average common shares outstanding           1,257          1,257          1,246          1,246
Effect of dilutive securities:
  Stock options                                --             17             --             25
  Convertible preferred stock and
    incentive compensation                     --             12             --             12
----------------------------------------------------------------------------------------------
Total shares                                1,257          1,286          1,246          1,283
==============================================================================================

----------------------------------------------------------------------------------------------
Earnings per share
   Continuing operations                  $   .03        $   .03        $   .26        $   .26
==============================================================================================

G - SEGMENT INFORMATION

The company operates in two primary segments: pharmaceuticals and agricultural products. The pharmaceutical segment consists principally of prescription and nonprescription products for humans and animals, bulk pharmaceuticals and contract manufacturing. The agricultural segment develops, produces and markets crop protection products, seeds, and related traits.

The following tables show net sales and earnings for the company's segments. Information about segment assets, interest income and expense, and income taxes is not provided as the segments are reviewed based on earnings before interest and income taxes. Assets are not allocated to segments. Corporate support functions and restructuring charges are not allocated to segments. There are no intersegment revenues. Depreciation is not available on a segment basis.

----------------------------------------------------------------------------------------------
                                                    Sales                       Earnings
For the quarter ended March 31,               2000           1999           2000          1999
----------------------------------------------------------------------------------------------
Pharmaceutical                             $ 2,851        $ 2,617        $   518       $   453
Agricultural                                 1,442          1,483            245           268
----------------------------------------------------------------------------------------------
                                           $ 4,293        $ 4,100            763           721
                                           =======        =======
 Unallocated corporate and other                                            (636)         (132)
----------------------------------------------------------------------------------------------
 Earnings from continuing operations
  before interest and taxes*                                             $   127       $   589
Interest expense, net                                                         68            77
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                                     $    59       $   512
==============================================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

As a result of the recent merger involving a subsidiary of Monsanto Company and Pharmacia & Upjohn, management reporting methodologies will tend to evolve and segment definition and related disclosures may change in future periods.

H - DISCONTINUED OPERATIONS

On July 1, 1999, the company announced its intention to sell the artificial sweetener (bulk aspartame and tabletop sweeteners) and biogum businesses. In addition, the company's Board of Directors approved, in 1998, the divestiture of the alginates and ORTHO lawn-and-garden products business.

Net sales, income and net assets from discontinued operations in the first quarter of 2000 include bulk aspartame, biogums and nearly three months of the tabletop sweeteners businesses. Net sales, income and net assets from discontinued operations in 1999 include the alginates, biogums, bulk aspartame, tabletop sweeteners businesses and nearly one month of the ORTHO lawn-and-garden products business.

Net sales, income and net assets from discontinued operations are as follows:

-------------------------------------------------------------------------
Three months ended March 31,                              2000       1999
-------------------------------------------------------------------------
Net Sales                                                $ 160      $ 235
-------------------------------------------------------------------------
Earnings from discontinued operations, before tax           --         18
Gain on sale of discontinued operations, before tax         61         --
Discontinued operations income tax provision                 3          6
-------------------------------------------------------------------------
Earnings from discontinued operations                    $  58      $  12
-------------------------------------------------------------------------
Diluted earnings per share:
Discontinued operations                                  $  --      $0.01
Gain on sale of discontinued operations                   0.04         --
-------------------------------------------------------------------------
Total discontinued operations earnings per share          0.04       0.01
=========================================================================

Net assets of discontinued operations as of: Mar. 31, Dec. 31,
 2000 1999
--------------------------------------------------------------------

Current assets $ 386 $ 545
Non-current assets 818 1,240
--------------------------------------------------------------------
Total Assets $1,204 $1,785
====================================================================
Current liabilities $ 233 $ 213
Non-current liabilities 3 15
--------------------------------------------------------------------
Total liabilities $ 236 $ 228
====================================================================
Net assets of discontinued operations $ 968 $1,557
====================================================================

On March 20, 2000, the company completed the sale of the tabletop sweeteners business to Merisant Company for $570 cash. Proceeds from the sale will be used to pay down debt and for other corporate purposes. On March 27, 2000, the company announced the signing of a definitive agreement to sell the artificial sweeteners business, including the NUTRASWEET brand, to J.W. Childs Equity Partners II, L.P. for $440. On February 22, 2000, the company announced the signing of a definitive agreement to sell the biogums business to a joint venture between Hercules, Inc. and Lehman Brothers Merchant Banking Partners II, L.P. for $685. Closings of the latter two transactions are subject to customary closing conditions and are anticipated to occur during the second quarter of 2000. The net after-tax gain recognized during the first quarter of 2000 on these transactions was $58.

In addition, the company announced the signing of a definitive agreement to sell its interest in two European joint venture companies, NutraSweet A.G., and Euro-Aspartame S.A., to Ajinomoto Co. Inc. for $67.

I - ACCOUNTING CHANGE

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." In response to a specific dialogue with the SEC, the company recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of certain marketing rights. The effect on earnings in 1999 was an after-tax loss of $20 ($0.02 per share), net of taxes of $12. The pretax amount of $32 will be amortized to income over twenty years. The proforma effect of this change on the first quarter was immaterial.

The company is currently in the process of assessing whether or not there may be other revenue recognition issues to which SAB 101 applies and has not yet determined the effect, if any, that potential changes may have on consolidated financial position or results of operations. Companies must adopt SAB 101 no later than June 30, 2000, effective as of January 1, 2000.

J - RESTRUCTURINGS

During 1999, the company recorded $54 in restructuring expenses which is comprised of $57 of restructuring charges related to Pharmacia & Upjohn's merger with SUGEN, INC. net of a $3 adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. During the first quarter of 2000, $5 was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 20 employees severed during the first quarter as well as those terminated during 1999. The company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000. The remaining cash expenditures relating to this restructuring total $46 and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At March 31, 2000, $29 remained of the restructuring accruals made during 1998 by Pharmacia & Upjohn related to a comprehensive turnaround program. The balance primarily represents annuity payments that will extend into 2001.

In the fourth quarter of 1998, the company recorded net restructuring charges of $327 as part of an approved plan to close facilities, reduce the current workforce and exit nonstrategic businesses. The activities Monsanto planned to exit in connection with this plan principally comprised of a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 was comprised of facility shut-down charges of $99, workforce reduction costs of $103 and asset impairments and other costs of $125.

During the first quarter of 2000, 297 employees were severed at a cost of approximately $26. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional charges and adjustments of the 1998 accrual amounting to $7 were made during the quarter. The company expects to complete the remaining restructuring actions within the originally planned time frame.

----------------------------------------------------------
                       Workforce    Facility
                       Reductions   Closures     Balance
----------------------------------------------------------
December 31, 1999         $40         $ 4         $44
Additions                  --          --          --
Deductions                 30           3          33
----------------------------------------------------------
Balance
 March 31, 2000           $10         $ 1         $11
==========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context.

FINANCIAL REVIEW

OVERVIEW

On March 31, 2000, a subsidiary of Monsanto Company and Pharmacia & Upjohn merged and Monsanto was renamed Pharmacia Corporation (the company). The merger was accounted for as a pooling of interests. As such, all data presented herein are reflective of the combined results of operations of the two predecessor companies, their statements of financial position and their cash flows as though they had always been combined, by applying consistent disclosures and classification practices.

The table below provides a comparative overview of consolidated results for the first quarters of 2000 and 1999 in millions of U.S. dollars, except per-share data.

-------------------------------------------------------------------------------------
                                                                Percent
                                                  2000          Change          1999
-------------------------------------------------------------------------------------

Net sales                                       $ 4,293             5%        $ 4,100
Earnings from continuing operations
 before interest and income taxes*                  127           (78)            589
Earnings from continuing operations                  40           (88)            332
Discontinued operations                              58           n.m.             12
Cumulative effect of an accounting change            --           n.m.            (20)
Net earnings                                         98           (70)            324
Earnings per common share:
 Continuing operations:
   Basic                                        $   .03           (89)        $   .26
   Diluted                                          .03           (89)            .26
 Net earnings
   Basic                                            .07           (72)            .25
   Diluted                                          .07           (72)            .25
-------------------------------------------------------------------------------------

n.m. = not meaningful

* Earnings before interest and taxes (EBIT is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

Year-to-year comparisons are complicated by a number of factors including charges incurred during the first quarter of 2000 specifically related to the merger (approximately $460 million before tax, $320 million after tax or $0.25 per share) and a charitable cash contribution of $100 million ($62 million after tax or $0.05 per share). Also, divestments of certain product lines not accounted for as discontinued operations should be taken into account when comparing sales growth rates.

NET SALES

Consolidated sales increased 5 percent in the first quarter of 2000 as compared to the first quarter of 1999. Excluding sales of the divested Nutrition (Pharmacia & Upjohn nutritional therapies business) and Stoneville Pedigreed Seed Company business (Stoneville), sales growth for continuing businesses was 6 percent. Currency exchange had a 2 percent unfavorable effect on combined sales as the strength of the Japanese yen was offset by weak European currencies. The continued implementation of the Company's ROUNDUP pricing stratregy negatively affected consolidated net sales by one percent. More than offsetting the adverse effects of exchange and price variances, volume increases contributed 9 percent to consolidated sales growth. Pharmaceutical sales growth was 10 percent on a year-to-year basis when Nutrition sales are eliminated from the calculation. Pharmaceutical sales in this context consist of the former Pharmacia & Upjohn businesses and the pharmaceutical business of Monsanto's Searle unit. Divestiture of the Nutrition business began in December 1998 and concluded in the first quarter of 2000 with the closing of the sale of the China operation. Agricultural sales declined 2 percent, exclusive of Stoneville, sold in August 1999.

The company reports its operations within the two segments indicated in the table below. Sales of divested businesses have been excluded from the analysis.

---------------------------------------------------------------------
                                                   Percent
Three months ended March 31,           2000        Change       1999
---------------------------------------------------------------------
Sales:
Pharmaceuticals                       $ 2,845        10%      $ 2,587
Agricultural products                   1,442        (2)        1,466
---------------------------------------------------------------------
Total sales, excluding
 divested businesses                  $ 4,287         6%      $ 4,053

Earnings:
Pharmaceuticals EBIT*                 $   518        14%      $   453
Agricultural products EBIT*               245        (9)          268
---------------------------------------------------------------------
 EBIT from operations                     763                     721
 Corporate and other                     (636)                   (132)
---------------------------------------------------------------------
 Consolidated EBIT*                       127                     589
 Interest expense                         (68)                    (77)
 Income tax provision                     (19)                   (180)
---------------------------------------------------------------------
   Net Earnings from continuing
    Operations                        $    40                 $   332
=====================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

As a result of the recent merger, management is still in the process of defining the segments and the financial metric that will be used to measure segment performance. Therefore, segment reporting will tend to evolve and may change in future periods.

PHARMACEUTICAL SEGMENT -

As evidenced in the table below, pharmaceutical sales in the U.S. rose 14 percent in the quarter while sales outside the U.S. increased 6 percent. The proportion of global pharmaceutical sales in the U.S. is 52 percent. In Japan, the company's second largest market, sales increased 24 percent reflecting improved performance and a favorable currency effect. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars.

----------------------------------------------------------------------------------------------
                                                                     Percent Change
                                                         Net           Excluding
                                                         Percent       Currency
Three months ended March 31,               2000          Change        Effect*           1999
----------------------------------------------------------------------------------------------
United States                            $1,485             14%             14%        $ 1,305
Japan                                       209             24              14             168
Italy                                       137             (3)              9             141
Germany                                     108             (9)             (3)            119
United Kingdom                              102             (3)             (1)            105
France                                       90            (14)             (2)            104
Rest of world                               714             11              16             645
----------------------------------------------------------------------------------------------
Total sales, excluding
 divested businesses                      2,845             10              12           2,587
Divested business                             6            n/a             n/a              30
----------------------------------------------------------------------------------------------
Consolidated pharmaceutical sales       $ 2,851              9%             11%        $ 2,617
==============================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.

A period-to-period consolidated net sales comparison of the company's top 20 pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

---------------------------------------------------------------------
(U.S. dollars in millions)                      Net Percent
Three months ended March 31,        2000          Change        1999
---------------------------------------------------------------------
CELEBREX                           $  534           92%        $  279
XALATAN                               161           58            102
GENOTROPIN                            113            7            105
AMBIEN                                103           15             89
DETROL/DETRUSITOL                     100           55             65
XANAX                                  84           (5)            88
CLEOCIN/DALACIN                        80          (12)            91
CAMPTOSAR                              80           25             64
MEDROL                                 66          (14)            77
FRAGMIN                                58           14             51
ARTHROTEC                              56          (34)            86
DEPO-PROVERA                           56          (15)            66
NICORETTE                              55           (9)            60
PHARMORUBICIN/ELLENCE                  51            9             46
COVERA/CALAN/VERAPAMIL                 40          (16)            47
DAYPRO                                 36          (50)            73
ROGAINE                                32           24             26
HEALON                                 30           (7)            32
MIRAPEX/MIRAPEXIN                      30           61             19
CABASER/DOSTINEX                       25           47             17
---------------------------------------------------------------------
Total                              $1,790           21%        $1,483
=====================================================================

CELEBREX is the company's leading product and the number one selling brand of prescription arthritis medication in the world. Since its introduction in the U.S. in January 1999 and subsequent approval in 46 countries, more than 21 million prescriptions have been written for CELEBREX. In March 2000, CELEBREX was approved in the European Union under the Mutual Recognition Process, creating opportunities for provision of European product licenses and launches during the remainder of the year. In the majority of Europe, as in the U.S., CELEBREX will be co-promoted by Pfizer, Inc. Also, during the first quarter, the company began promotion of CELEBREX for adjunctive treatment of familial adenomatous polyposis, a genetic precursor to colorectal cancer.

XALATAN is the world's largest selling product for the treatment of glaucoma. Sales growth in the first quarter continued at a robust pace of 58 percent as XALATAN gains additional share in key markets including the U.S. and Japan, the two largest markets for glaucoma treatments. The 1999 launch of XALATAN in Japan was the company's most successful to date and is a key driver of sales growth outside the U.S.

Sales of DETROL, the leading treatment for overactive bladder with symptoms of urinary urgency, frequency and urge incontinence, increased to $100 million based on increasing sales both in and outside the U.S. In an effort to further the development of the overactive bladder treatment market, the company recently expanded its promotional efforts in the U.S. by adding 466 representatives to the field sales force bringing the total U.S. DETROL sales force to 1,800 representatives - more than double that of the largest competitor.

Sales of AMBIEN, the market-leading short-term treatment for insomnia in the U.S., increased 15% as the market for prescription insomnia treatments has grown with the entry of a new competitor. Despite the new competition, AMBIEN maintained a market share of greater than 50% and prescription volume continues to increase.

GENOTROPIN is the world's leading growth hormone. Sales growth during the quarter was driven by rapid growth in the U.S. where over 40% of all new patients are being treated with GENOTROPIN and the company launched a new convenience device, GENOTROPIN Miniquick, expanding the market potential. In Europe, GENOTROPIN has a stable but very large market share, while in Japan, GENOTROPIN is gaining share in a market that is contracting due to government imposed prescribing restrictions and price reductions.

Among other key pharmaceutical products that grew faster than the average are CAMPTOSAR for colorectal cancer, FRAGMIN for prevention of blood clots, MIRAPEX for Parkinson's disease and ROGAINE for hair loss. CAMPTOSAR sales grew 25% as it is being used earlier in the treatment of patients with colorectal cancer. Based on new clinical data that indicate CAMPTOSAR use is associated with increased survival in patients with colorectal cancer, in March an FDA advisory committee unanimously recommended CAMPTOSAR for approval as a first-line therapy for the treatment of colorectal cancer. Growth in the quarter was slowed by wholesaler inventory build-up of CAMPTOSAR during the fourth quarter of 1999. FRAGMIN is growing in the U.S. as the product is being added to hospital formularies following FDA approval for two new indications in 1999 - use in hip surgery and use in the treatment of unstable coronary artery disease.

Several products experienced declines in the quarter. Arthritis treatments ARTHROTEC and DAYPRO experienced reductions in sales volume as the Cox-2 inhibitors, led by CELEBREX, take a larger share of the U.S. market. Sales of a number of older products including XANAX (CNS), CLEOCIN (antibiotic) and MEDROL (steroid) declined in part as a result of reduced trade inventories.

In other developments, the company launched AROMASIN for advanced breast cancer, and acquired U.S. marketing rights for three hormone replacement therapy products from Novo Nordisk. One of these products, ACTIVELLA, was recently approved by the FDA for the additional indication of prevention of osteoporosis in menopausal patients.

Pharmacia recently received FDA approval for ZYVOX, the first antibiotic from a completely new class of antibiotics in over 30 years. ZYVOX is indicated for the treatment of patients with severe Gram-positive infections including pneumonia, skin and skin structure infections, and bacteremia. ZYVOX is also indicated for the treatment of patients with hospital-acquired pneumonia caused by resistant bacteria. ZYVOX will be launched in the U.S. during the second quarter and is pending approval in Europe.

Pharmaceutical segment EBIT improved 14% in 1999 compared with 1998. Gross margin increased nearly 10% due to a more profitable product mix within the segment. Newer pharmaceutical products, representing an increasing percentage of the company's sales, are contributing a higher gross margin. These favorable trends were partially offset by unfavorable manufacturing variances and a higher level of sales from low-margin contract or toll manufacturing.

Costs associated with research and development activities were nearly comparable quarter-to-quarter and represented a lower percentage of sales, 20% in 2000 versus 21% in 1999, due to the strong revenue growth. SG&A expenses rose in total dollars and percentage versus the prior year quarter primarily as the result of a charitable contribution in the first quarter of 2000. SG&A expenses also reflect continuing investments in worldwide sales force expansions particularly in Japan in support of XALATAN, launched in May 1999, and in the U.S. as well increased promotional costs related to CELEBREX and XALATAN.

AGRICULTURAL PRODUCTS SEGMENT-

Net sales for the agricultural segment were down 2 percent from the prior-year quarter. Revenues for ROUNDUP herbicide decreased 5 percent as volume gains were offset by a combination of lower prices and a less favorable product mix. Volumes for ROUNDUP increased 12 percent on a global basis with volume gains of more than 20% in the U.S. and Europe. Net sales from all seeds and biotechnology traits decreased one percent compared with the first quarter of 1999. Sales of cotton traits were strong, driven by increased demand, particularly for seeds stacked with both the ROUNDUP Ready and Bollgard traits. Revenues for ROUNDUP lawn-and garden herbicide grew 30 percent year-to-year. ROUNDUP lawn-and garden is sold to consumer outlets through a marketing and distribution agreement with Scotts. Sixty-two percent of first-quarter agricultural sales in 2000 were in the U.S. compared to 61 percent the prior year first quarter.

EBIT for the Agricultural Products segment was 9% or $23 million lower than the same quarter a year ago as gross margin decreased due to lower ROUNDUP herbicide prices and a less favorable product mix. Operating expenses for the segment were comparable to the prior year quarter.

CORPORATE AND OTHER-

Corporate expenses of $636 million in 2000 included approximately $460 million of merger-related costs and a $100 million charitable contribution from the proceeds of divested businesses, fulfilling a pre-merger commitment. The merger-related costs include expenditures such as investment bankers' fees, legal and accounting costs related to the merger of Monsanto with Pharmacia & Upjohn. In addition, there were a number of employee benefit arrangements for which expense was recognized in direct connection with the merger. These included premium stock option awards for which the exercise price was reset coincident with the change in control. Other employee benefit expenses were similarly accelerated due to the merger. The company expects to incur additional charges to operations currently estimated to be between $500 million and $800 million, pre-tax, associated with combining and restructuring operations of the two companies.

In spite of an increase in interest rates, compared to the first quarter of 1999, interest expense declined 8 percent due to lower debt levels.

The estimated annual effective tax rate for 2000 is 32 percent. In the first quarter of 1999, the effective rate was 35 percent. The decrease in the tax rate from 35 percent in the first quarter of 1999 to 32 percent in the same quarter of 2000 is the result of increased earnings in jurisdictions with lower tax rates in 2000 and lower nondeductible goodwill amortization in 2000.

RESTRUCTURINGS

During 1999, the company recorded $54 million in restructuring expenses which is comprised of $57 million of restructuring charges related to the merger with SUGEN, INC. net of a $3 million adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. During the first quarter of 2000, $5 million was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 20 employees severed during the first quarter as well as those terminated during 1999. The company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000. The remaining cash expenditures relating to this restructuring total $46 million and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At March 31, 2000, $29 million remained of the restructuring accruals made during 1998 related to a comprehensive turnaround program. The balance primarily represents annuity payments that will extend into 2001.

In the fourth quarter of 1998, the company recorded net restructuring charges of $327 million as part of an approved plan to close facilities, reduce the current workforce and exit nonstrategic businesses. The activities Monsanto planned to exit in connection with this plan principally comprised of a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 million was comprised of facility shutdown charges of $99 million, workforce reduction costs of $103 and asset impairments and other costs of $125 million.

During the first quarter of 2000, 297 employees were severed at a cost of approximately $26 million. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional charges and adjustments of the 1998 accrual amounting to $7 million were made during the quarter. The company expects to complete the remaining restructuring actions within the originally planned time frame.

------------------------------------------------------------------------------------------
                                  Workforce            Facility
                                  Reductions           Closures       other        Balance
Dollars in Millions
------------------------------------------------------------------------------------------
December 31, 1999                   $ 40                 $  4          $ --          $44
Additions                             --                   --            --           --
Deductions                            30                    3            --           33
------------------------------------------------------------------------------------------
Balance

 March 31, 2000                     $ 10                 $  1          $ --          $11
==========================================================================================

Additional restructuring charges are expected to be incurred as the combining and restructuring of operations of Monsanto and Pharmacia & Upjohn takes place.

COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income (loss) for the three months ended March 31, 2000, and March 31, 1999, was $104 million and $(150) million, respectively. The difference between net earnings and comprehensive income in both years was largely due to fluctuations in the currency translation adjustments reflecting the changes in the strength of the dollar against other currencies at March 31 as compared to the previous December 31.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                                   March 31,        December 31,
                                                     2000              1999
--------------------------------------------------------------------------------

Working capital (U.S. dollars in millions)         $  3,093          $  3,508
Current ratio                                        1.40:1            1.49:1
Debt to total capitalization                           42.5%             42.9%
--------------------------------------------------------------------------------

The company's working capital and current ratio decreased at the end of the first quarter as compared to year-end, largely due to a seasonal increase in short-term debt. Seasonal activity related to the growing season in the agricultural business, was the main factor that led to the rise in short-term debt levels.

For the quarter ended March 31, 2000, the company was in a net cash required position of $425 million. This differs from the same period in the prior year where the company realized net cash provided of $175 million. The change between years is substantially attributable to favorable changes in the company's working capital position versus the prior year, cash inflows related to sales of discontinued operations, and a liquid asset position, which enabled the company to operate out of existing cash reserves. Significant uses of cash during the quarter were related to normal operating expenses, purchases of fixed assets, and the payment of dividends.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, dividend payments, and stock repurchases as approved by the board of directors for the foreseeable future.

CONTINGENT LIABILITIES AND LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products and administrative and judicial proceedings at several "Superfund" sites.

Although the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability that might exceed amounts already accrued will not have a material adverse effect on the company's consolidated financial position, profitability or liquidity.

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the EPA. It now appears likely that this report will need to be submitted for EPA review in the latter part of 2000, at which time it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.

OTHER

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133 no earlier than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." In response to a specific dialogue with the SEC, the company recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of certain marketing rights. The effect on earnings in 1999 was an after-tax loss of $20 million ($0.02 per share), net of taxes of $12 million. The pretax amount of $32 million will be amortized to income over twenty years.

The company is currently in the process of assessing whether or not there may be other revenue recognition issues to which SAB 101 applies. Companies must adopt the new guidance no later than June 30, 2000, effective as of January 1, 2000.

Item 5 of PART II of this report is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes from the disclosures in Monsanto's and Pharmacia and Upjohn's Forms 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Because of the size and nature of its business, Pharmacia and its subsidiaries are parties to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages (including product liability) or seek to restrict the company's business activities. While the results of litigation cannot be predicted with certainty, Pharmacia does not believe these matters or their ultimate disposition will have a material adverse effect on its consolidated financial position, profitability or liquidity, as applicable.

On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against Pharmacia, Monsanto, Searle, and Pfizer, Inc. The University asserts that its U.S. patent granted on April 11 is infringed by the sale and use of CELEBREX arthritis treatment. The patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University has sought injunctive relief, as well as monetary compensation for infringement of the patent.

On March 27, 2000, E. I. DuPont De Nemours & Company ("DuPont") filed a suit against Pharmacia in the U.S. District Court for the District of South Carolina, seeking damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a Du Pont herbicide product has not been successfully introduced into the marketplace due to alleged anti-competitive practices that have enhanced sales of ROUNDUP herbicide and ROUNDUP Ready cotton. Pharmacia entered into a glyphosate supply agreement with DuPont in December 1999.

On March 30, 2000, DuPont filed a suit against Pharmacia and its subsidiary, Asgrow Seed Company LLC, in the U.S. District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by Pharmacia for alleged violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated Pharmacia's development of glyphosate tolerant soybeans.

As described in the Monsanto Company Annual Report on Form 10-K for the year ended December 31, 1999, on November 22, 1999, Pharmacia, Solutia Inc., and P4 Production, L.L.C. ("P4 Production"), received notice that the U.S. Department of Justice was preparing a federal court enforcement action against the companies on behalf of the Environmental Protection Agency ("EPA"). On March 7, 2000, the Department of Justice filed suit in U.S. District Court for the District of Wyoming against Pharmacia, Solutia, and P4 Production, seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. In light of the government's lawsuit, the companies have voluntarily dismissed a declaratory judgment action that they had previously brought, and have raised the same issues as an affirmative defense to this action, arguing that it is precluded by the doctrine of res judicata because the companies have already paid a $200,000 fine covering the same Clean Air Act violations, pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on

June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release.

Other information with respect to specific legal proceedings appears in the Monsanto Company Report on Form 10-K for the year ended December 31, 1999, and in the Pharmacia & Upjohn, Inc., Report on Form 10-K for the year ended December 31, 1999.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Special Meeting of Shareholders on March 23, 2000, two matters were submitted to a vote of shareholders.

1. A proposal to issue shares of common stock and convertible perpetual preferred stock in connection with the merger contemplated by an Agreement and Plan of Merger among the company, a subsidiary of the company and Pharmacia & Upjohn, Inc. was submitted to a vote of shareholders. The Board recommended a vote for the proposal. A total of 493,894,866 votes were cast in favor of this proposal, a total of 10,893,733 votes were cast against it, and 3,929,337 votes were counted as abstentions.

2. A proposal to amend the company's Restated Certificate of Incorporation as provided in the Merger Agreement was submitted to a vote of shareholders. The Board recommended a vote for the proposal. A total of 479,122,040 votes were cast in favor of the proposal, a total of 26,514,709 votes were cast against it, and 3,081,227 votes were counted as abstentions.

There were no matters on which brokers were permitted to vote without instructions from street-name holders. Therefore, there were no broker non-votes on either of the two matters.

Item 5.  OTHER INFORMATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Report, and in statements and presentations made by representatives of the company, are "forward-looking statements". Forward-looking statements include statements regarding anticipated financial results, growth plans, product performance, development, regulatory approval and public acceptance of new products, the potential impact of currency fluctuations and other economic and business developments, and other matters that are not historical facts. Forward-looking statements often include the words "believes," "expects," "will," intends," "plans," "estimates," or similar expressions.

The company's forward-looking statements are based on current expectations, currently available information and assumptions that the company believes to be reasonable. However, these statements are necessarily based on factors that involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that may cause or contribute to those differences include, among others: management's ability to integrate the operations of the historic Monsanto Company with those of the historic Pharmacia & Upjohn, Inc, to integrate earlier mergers and acquisitions involving those companies, and to implement strategic initiatives; the ability to fund research and development, the success of research and development activities and the speed with which regulatory authorizations and product roll-outs may be achieved; the ability to bring new products to market ahead of competition; the ability to successfully market new and existing products in new and existing domestic and international markets; the ability to meet generic competition after the expiration of the company's patents, including the expiration of its ROUNDUP herbicide patent in the United States; domestic and foreign social, legal and political developments, especially those relating to health care reform, governmental and public acceptance of products developed through biotechnology, and product liabilities; the ability to successfully negotiate pricing of pharmaceutical products with managed care groups, health care organizations and government agencies worldwide; the effect of seasonal conditions and of commodity prices on agricultural markets worldwide; exposure to product liability, antitrust and other lawsuits, and contingencies related to actual or alleged environmental contamination; the company's ability to protect its intellectual property, and its success in litigation involving its intellectual property; fluctuations in foreign currency exchange rates; general domestic and foreign economic and business conditions; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's ability to attract and retain current management and other employees of the company; and other factors that may be described elsewhere in this Report or in other company filings with the United States Securities and Exchange Commission.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - See Exhibit Index.

(b)      Reports on Form 8-K during the quarter ended March 31, 2000:

         A Form 8-K was filed January 11, 2000, in connection with a press release announcing the co-promotion of DETROL by Monsanto Company and Pharmacia & Upjohn, Inc.

         A Form 8-K was filed January 25, 2000, filing: pro forma financial information relating to the proposed merger with Pharmacia & Upjohn, Inc.; financial information relating to Pharmacia & Upjohn, Inc.; information relating to Monsanto's earnings for the fiscal quarter and fiscal year ended December 31, 1999; and certain information concerning persons who may be deemed to be participants in the solicitation of proxies.

         A Form 8-K/A was filed January 25, 2000, filing amended pro forma financial statements related to the acquisition of DEKALB Genetics Corporation.

         A Form 8-K was filed February 11, 2000, in connection with a press release announcing Monsanto Company's 1999 fourth quarter and full-year Results.

         A Form 8-K/A was filed February 11, 2000, filing amended pro forma financial information relating to the proposed merger with Pharmacia & Upjohn, Inc.

EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
 2            Omitted - Inapplicable

 3            1.     Certificate of Amendment to Restated Certificate of
                     Incorporation of the company, effective March 31, 2000
                     (incorporated herein by reference to Exhibit 4.2 of the
                     company's Form S-8 filed on April 5, 2000)

              2.     By-Laws of the company, as amended and restated effective
                     March 31, 2000

 4            Omitted - Inapplicable

10            1.     Monsanto Company Non-Employee Director Equity Incentive
                     Compensation Plan, as amended March 23, 2000

              2.     Pharmacia Corporation Directors Equity Compensation and
                     Deferral Plan, as effective April 18, 2000

              3. Form of Indemnification Agreement entered into with each Officer and Director of Pharmacia & Upjohn, Inc.
                     (incorporated herein by reference to Exhibit (10)(a) to Pharmacia & Upjohn, Inc.'s Form 10-K for the year ended
                     December 31, 1995)

              4.     Employment Agreement with Fred Hassan dated November 15,
                     1999 (incorporated herein by reference to Exhibit (10)(e) to Pharmacia & Upjohn, Inc.'s Form 10-K for the year ended
                     December 31, 1999)

              5. Long-Term Incentive Plan (incorporated herein by reference to Exhibit (10)(j) to Pharmacia & Upjohn, Inc.'s Form 10-K for the year ended December 31, 1995)

              6.     Annual Incentive Plan (incorporated herein by reference to
                     Exhibit (10)(k) to Pharmacia & Upjohn, Inc.'s Form 10-K for the year ended December 31, 1995)

              7. Employment Agreement with Timothy G. Rothwell (incorporated by reference to Exhibit (10)(i) to Pharmacia & Upjohn's
                     Form 10-K for the year ended December 31, 1997)

11            Omitted - Inapplicable; see Note F of Notes to Financial
              Statements

12            Omitted - Inapplicable

15            Omitted - Inapplicable

18            Omitted - Inapplicable

19            Omitted - Inapplicable

22            Omitted - Inapplicable

23            Omitted - Inapplicable

24            Omitted - Inapplicable

27            Financial Data Schedule

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMACIA CORPORATION
                                        ---------------------
                                        (Registrant)

DATE:  May 14, 2000                  /S/R. G. Thompson
                                        R. G. Thompson
                                        Senior Vice President
                                        and Corporate Controller