Form 10-Q
period 2000-06-30
PHARMACIA CORP /DE/
filed 2000-08-14
CIK 67686

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

The number of shares of Common Stock, $2 Par Value, outstanding as of August 4, 2000 was 1,297,731,970.

                               Page 1 of 32 pages

                   The exhibit index is set forth on page 30

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                           QUARTER ENDED JUNE 30, 2000


                     INDEX OF INFORMATION INCLUDED IN REPORT


                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION ..............................................................        3
Item 1. Financial Statements ................................................................        3
  Consolidated Statement of Earnings ........................................................        3
  Condensed Consolidated Statements of Cash Flows ...........................................        4
  Condensed Balance Sheets ..................................................................        5
  Notes to Consolidated Financial Statements -Unaudited .....................................        6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................................       15

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................       25

PART II - OTHER INFORMATION .................................................................       26

Item 1. Legal Proceedings ...................................................................       26

Item 4. Submission of Matters to a Vote of Security Holders .................................       27

Item 5. Other Information ...................................................................       28

Item 6. Exhibits and Reports on Form 8-K ....................................................       29

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of U.S. dollars, except per-share data) (Unaudited)


                                                For Three Months              For Six Months
                                                 Ended June 30,                 Ended June 30,
                                               2000           1999           2000           1999
                                               ----           ----           ----           ----
Net sales                                   $ 5,029        $ 4,359        $ 9,322        $ 8,459

Cost of products sold                         1,510          1,357          2,915          2,734
Research and development                        721            679          1,421          1,389
Selling, general and administrative           1,754          1,389          3,356          2,758
Amortization and adjustment of goodwill         145             67            202            128
Interest expense                                104            116            201            221
Interest income                                 (25)           (22)           (54)           (50)
Merger and restructuring                        111             --            572             --
All other, net                                   28            (35)           (31)           (41)
-------------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                            681            808            740          1,320
Provision for income taxes                      243            290            262            470
-------------------------------------------------------------------------------------------------
Earnings from continuing operations             438            518            478            850
Discontinued operations
 Earnings from discontinued
   operations, net of tax                        --             18             --             30

 Loss on sale of discontinued
   operations, net of tax                       (59)            --             (1)            --
-------------------------------------------------------------------------------------------------
Earnings before cumulative effect
 of accounting change                           379            536            477            880

Cumulative effect of a change in
 accounting principle, net of tax                --             --             --            (20)
-------------------------------------------------------------------------------------------------
Net earnings                                $   379        $   536        $   477        $   860
=================================================================================================
Net earnings per common share:

Basic
 Earnings from continuing operations        $   .34        $   .41        $   .37        $   .67
 Net earnings                                   .30            .43            .37            .68

Diluted
 Earnings from continuing operations            .33            .40            .36            .66
 Net earnings                                   .29            .42            .36            .67
=================================================================================================




                             See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars) (Unaudited)


For the six months ended June 30                                  2000           1999
-------------------------------------------------------------------------------------
Net cash (required) by continuing operations                   $  (450)       $  (321)
Net cash (required) provided by discontinued operations             (1)           208
-------------------------------------------------------------------------------------
Net cash (required) by operations                                 (451)          (113)
-------------------------------------------------------------------------------------
Cash flows provided (required) by investment activities:

Proceeds from sale of subsidiaries                                  75             35
Additions of properties                                           (643)          (613)
Proceeds from sales of investments                                  91            399
Purchases of investments                                          (174)          (101)
Proceeds from sale of discontinued operations, net               1,077             --
Other                                                              (51)          (117)
-------------------------------------------------------------------------------------
Net cash provided (required)
 by investment activities                                          375           (397)
-------------------------------------------------------------------------------------
Cash flows (required) provided by financing activities:

Proceeds from issuance of debt                                      12             72
Repayment of debt                                                 (379)          (161)
Payments of ESOP debt                                              (31)           (22)
Net (decrease) increase in debt with initial maturity
 of 90 days or less                                                (33)         1,085
Dividend payments                                                 (334)          (319)
Purchases of treasury stock                                         --           (170)
Proceeds from exercise of stock options                            480            116
Other                                                               --              1
-------------------------------------------------------------------------------------
Net cash (required) provided by financing activities              (285)           602
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (40)           (43)
-------------------------------------------------------------------------------------
Net change in cash and cash equivalents                           (401)            49
Cash and cash equivalents, beginning of year                     1,600            970
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 1,199        $ 1,019
=====================================================================================



                            See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of U.S. dollars)(Unaudited)


                                                           June 30,       December 31,
                                                             2000            1999
--------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                 $  1,199        $  1,600
 Short-term investments                                         100             138
 Trade accounts receivable, less allowance
   of $290 (1999: $271)                                       5,694           4,131
 Inventories                                                  2,658           2,905
 Other current assets                                         1,844           1,908
--------------------------------------------------------------------------------------
Total current assets                                         11,495          10,682
Long-term investments                                           640             476
Properties, net                                               6,976           6,825
Goodwill and other intangible assets, net                     5,548           5,796
Other noncurrent assets                                       2,064           1,858
Net assets of discontinued operations                           459           1,557
--------------------------------------------------------------------------------------
Total assets                                               $ 27,182        $ 27,194
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current
  maturities of long-term debt                             $  2,805        $  1,992
Trade accounts payable                                          931           1,272
Other current liabilities                                     3,759           3,910
--------------------------------------------------------------------------------------
Total current liabilities                                     7,495           7,174
Long-term debt and guarantee of ESOP debt                     5,005           6,236
Other noncurrent liabilities                                  2,904           2,873
--------------------------------------------------------------------------------------
Total liabilities                                            15,404          16,283
--------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, one cent par value; at
   stated rate; authorized 10,000,000 shares;
   issued 6,602 (1999: 6,692 shares)                            269             270
 Common stock, two dollar par value; authorized
   3,000,000,000 shares; issued 1,468,295,000
   shares (1999: 1,465,381,000 shares)                        2,937           2,931
 Capital in excess of par value                               2,398           1,791
 Retained earnings                                           10,844          10,696
 ESOP-related accounts and other                               (343)           (330)
 Treasury stock                                              (2,258)         (2,432)
 Accumulated other comprehensive loss                        (2,069)         (2,015)
--------------------------------------------------------------------------------------
Total shareholders' equity                                   11,778          10,911
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $ 27,182        $ 27,194
======================================================================================



                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE INDICATED)


Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context.


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the 1999 Pharmacia Corporation consolidated financial statements and notes thereto filed on Form 8-K on May 22, 2000.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Transactions." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133, as amended by SFAS No. 138, no earlier than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations and liquidity.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes."

In response to a specific dialogue with the SEC, the company recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of certain marketing rights. The effect on earnings in 1999 was an after-tax loss of $20 ($0.02 per share), net of tax of $12. The pre-tax amount of $32 will be amortized to income over twenty years.

The company is currently in the process of assessing the impact of adopting
SAB 101 on its revenue recognition policies and on prior revenue transactions. The company currently anticipates that SAB 101 will not have a material impact on future financial position, cash flows or results of operations. However, due primarily to certain up-front and milestone payments from co-promotion partners that were recognized in earnings in prior years, implementation of SAB 101 is expected to result in a cumulative effect adjustment. While the company has not yet finalized its review, it is currently estimated that the pre-tax amount of the cumulative adjustment will lie within a range of $200 to $300. Any accounting changes that result from the adoption of SAB 101 must be made no later than the fourth quarter of 2000, effective as of January 1, 2000.

B - MERGER

On March 31, 2000, the company completed a merger accounted for as a pooling of interests. The merger was accomplished according to an Agreement and Plan of Merger dated December 19, 1999 as amended on February 18, 2000, whereby a wholly owned subsidiary of the former Monsanto Company merged with and into Pharmacia & Upjohn and Monsanto Company changed its name to Pharmacia Corporation. Monsanto was a life sciences company, committed to finding solutions to the growing global needs for food and health by applying common forms of science and technology to agriculture, nutrition and health. Monsanto manufactured, researched and marketed high-value agricultural products, pharmaceuticals and nutrition-based health products. Pharmacia & Upjohn was a global pharmaceutical company engaged in the research, development, manufacture and sale of pharmaceutical and health care products.

Pursuant to the merger agreement, each share of common stock of Pharmacia & Upjohn issued and outstanding was converted into 1.19 shares of common stock of Pharmacia Corporation and each share of Series A Convertible Perpetual Preferred Stock of Pharmacia & Upjohn issued and outstanding was converted into one share of a new series of convertible preferred stock of Pharmacia Corporation designated as Series B Convertible Perpetual Preferred Stock. The Series B preferred shares have a conversion ratio into common shares of 1,725.5:1. Approximately 620 million shares of common stock were issued and approximately 6,640 shares of preferred stock were issued in connection with the merger.

As the merger was accounted for as a pooling of interests under APB Opinion No. 16, all prior period consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of both companies as if they had always been combined. There were no material transactions between the former Monsanto Company and Pharmacia & Upjohn prior to the combination. Certain reclassifications have been made to conform the respective earnings statement and balance sheet presentations.



C - INVENTORIES


                                                        June 30,      December 31,
                                                          2000            1999
----------------------------------------------------------------------------------
Estimated replacement cost (FIFO basis):
 Pharmaceutical, Agricultural and other
  finished products                                    $ 1,041          $ 1,281
 Raw materials, supplies
  and work-in-process                                    1,838            1,794
----------------------------------------------------------------------------------
Inventories (FIFO basis)                                 2,879            3,075

 Less reduction to LIFO cost                              (221)            (170)
----------------------------------------------------------------------------------
                                                       $ 2,658          $ 2,905
==================================================================================



Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,140 at June 30, 2000, and $1,038 at December 31, 1999.

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

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). It now appears that this report will need to be submitted for EPA review possibly as early as the latter part of 2000 or the first half of 2001. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

In April 1999, a jury verdict was returned against the company in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that the company did not have the right to license, make or sell products using the plaintiffs technology for glyphosate resistance under this agreement. The jury awarded $15 in actual damages for unjust enrichment and $50 in punitive damages. The company has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition. These suits specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into agreements with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers.

The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Eighteen class action lawsuits seeking damages based on the same alleged conduct have been filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. Two of the lawsuits have been dismissed. The former Pharmacia & Upjohn company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103; and Searle received a favorable verdict in 1999.

On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the company and certain of its subsidiaries as well as Pfizer, Inc. The University asserts that its U.S. patent granted on April 11 is infringed by the sale and use of CELEBREX. The patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University has sought injunctive relief, as well as monetary compensation for infringement of the patent. The company intends to defend itself vigorously against this action.

Although the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability that might exceed amounts already accrued will not have a material adverse effect on the company's consolidated financial position, profitability or liquidity.


E - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2000 and 1999 was $319 and $437, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $423 and $287, respectively.


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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations on earnings from continuing operations:


For the three months ended June 30,                   2000          2000           1999           1999
                                                      Basic       Diluted          Basic        Diluted
-------------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations                $   438        $   438        $   518        $   518
Less: Preferred stock dividends, net of tax             (3)            --             (3)            --
Less: ESOP contribution, net of tax                     --             (2)            --             (1)
-------------------------------------------------------------------------------------------------------
Earnings from continuing operations
 available to common shareholders                  $   435        $   436        $   515        $   517
=======================================================================================================
EPS denominator:
Average common shares outstanding                    1,269          1,269          1,247          1,247
Effect of dilutive securities:
  Stock options & stock warrants                        --             26             --             24
  Convertible instruments and
    incentive compensation                              --             13             --             12
-------------------------------------------------------------------------------------------------------
Total shares (in millions)                           1,269          1,308          1,247          1,283
=======================================================================================================
Earnings per share Continuing operations           $   .34        $   .33        $   .41        $   .40
=======================================================================================================



For the six months ended June 30,                     2000          2000           1999          1999
                                                      Basic        Diluted         Basic        Diluted
-------------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations                $   478        $   478        $   850        $   850
Less: Preferred stock dividends,
  net of tax                                            (6)            --             (6)            --
Less: ESOP contribution, net of tax                     --             (4)            --             (2)
-------------------------------------------------------------------------------------------------------
Earnings from continuing operations
 available to common shareholders                  $   472        $   474        $   844        $   848
=======================================================================================================
EPS denominator:
Average common shares outstanding                    1,263          1,263          1,247          1,247
Effect of dilutive securities:
  Stock options & stock warrants                        --             19             --             24
  Convertible instruments and
    incentive compensation                              --             12             --             12
-------------------------------------------------------------------------------------------------------
Total shares (in millions)                           1,263          1,294          1,247          1,283
=======================================================================================================
Earnings per share
   Continuing operations                           $   .37        $   .36        $   .67        $   .66
=======================================================================================================



G - SEGMENT INFORMATION

The company operates in two primary segments: pharmaceuticals and agricultural products. The pharmaceutical segment consists principally of prescription and nonprescription products for humans and animals, bulk pharmaceuticals and contract manufacturing. The agricultural segment develops, produces and markets crop protection products, seeds and related traits.

The following tables show net sales and earnings for the company's segments. Information about segment assets, interest income and expense, and income taxes is not provided as the segments are reviewed based on earnings before interest and income taxes. Assets are not allocated to segments in all cases and accordingly depreciation is not available. Corporate support functions and certain goodwill and other intangible assets and associated amortization are not allocated to segments. There are no intersegment revenues.

                                                     Sales                       Earnings
For the quarter ended June 30,                2000           1999           2000          1999
----------------------------------------------------------------------------------------------
Pharmaceutical                             $ 3,180        $ 2,706        $   561       $   588
Agricultural                                 1,849          1,653            357           448
----------------------------------------------------------------------------------------------
                                           $ 5,029        $ 4,359            918         1,036
Unallocated corporate and other                                             (158)         (134)
----------------------------------------------------------------------------------------------
Earnings from continuing operations
  before interest and taxes                                                  760           902
Interest expense, net                                                         79            94
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                                     $   681       $   808
==============================================================================================



                                                     Sales                       Earnings
For the six months ended June 30,             2000           1999           2000          1999
----------------------------------------------------------------------------------------------
Pharmaceutical                             $ 6,031        $ 5,323        $ 1,079       $ 1,041
Agricultural                                 3,291          3,136            607           716
----------------------------------------------------------------------------------------------
                                           $ 9,322        $ 8,459          1,686         1,757
======================================================================
Unallocated corporate and other                                             (799)         (266)
----------------------------------------------------------------------------------------------
 Earnings from continuing operations
  before interest and taxes                                                  887         1,491
Interest expense, net                                                        147           171
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                                     $   740       $ 1,320
==============================================================================================


As a result of the recent merger, management is still in the process of defining the segments and the financial metric that will be used to measure segment performance. Therefore, segment reporting will tend to evolve and may change in future periods.

H - DISCONTINUED OPERATIONS

On July 1, 1999, the company announced its intention to sell the artificial sweetener (bulk aspartame and tabletop sweeteners) and biogum businesses. In addition, the company's Board of Directors approved, in 1998, the divestiture of the alginates and ORTHO lawn-and-garden businesses.

Net sales, income and net assets from discontinued operations in the second quarter 2000 represent the biogums and two months of bulk aspartame sweeteners business whereas the second quarter 1999 included the alginates, biogums, bulk aspartame, and tabletop sweeteners business. The principal cause of the year-over-year decline in earnings from discontinued operations is the second quarter reduction of proceeds associated with the sale of the biogums business. Net sales, income and net assets from discontinued operations in the first six months of 2000 include biogums, five months of bulk aspartame and two months of the tabletop sweeteners business compared with the first six months of 1999 which include the alginates, biogums, bulk aspartame, and table top sweeteners, and one month of the ORTHO lawn-and-garden products business.

Net sales, income and net assets from discontinued operations are as follows:


                                           Three months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            2000         1999        2000         1999
--------------------------------------------------------------------------------------
Net Sales                                  $ 116        $ 234       $ 276        $ 469
--------------------------------------------------------------------------------------
Income from discontinued operations,
 before tax                                   --           26          --           45
Loss on sale of discontinued
 operations, before tax                      (93)          --         (32)          --
Discontinued operations income tax
 expense (benefit)                           (34)           8         (31)          15
--------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations                                $ (59)       $  18       $  (1)       $  30
--------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
Discontinued operations                    $  --        $ .02       $  --        $ .03
Loss on sale of discontinued
 operations                                 (.04)          --          --           --
--------------------------------------------------------------------------------------
Total discontinued operations
 earnings (loss) per share                 $(.04)       $ .02          --          .03
======================================================================================



Net assets of discontinued operations as of:             June 30,      December 31,
                                                           2000            1999
-----------------------------------------------------------------------------------
Current assets                                            $  177          $  545
Noncurrent assets                                            425           1,240
-----------------------------------------------------------------------------------
Total Assets                                              $  602          $1,785
===================================================================================
Current liabilities                                       $  140          $  213
Noncurrent liabilities                                         3              15
-----------------------------------------------------------------------------------
Total liabilities                                         $  143          $  228
===================================================================================
Net assets of discontinued operations                     $  459          $1,557
===================================================================================

During the first half of 2000, Pharmacia reached an agreement to sell the biogums business to a joint venture between Hercules, Inc. and Lehman
Brothers Merchant Banking Partners II, L.P. This agreement was amended by the parties on August 10, 2000. Under the revised agreement, the final sale price for the biogums business is $592. Closing of the transaction is subject to the customary closing conditions and is anticipated to occur during the third quarter of 2000. On March 17, 2000, Pharmacia completed the sale of the tabletop sweeteners business to Merisant Company for $570 cash. On May 25, 2000, Pharmacia completed the sale of its sweetener ingredient business to J.W. Childs Equity Partners II, L.P., for $440 in cash proceeds. Pharmacia also completed the sale of equity interests in two European joint venture companies, NutraSweet A.G., and Euro-Aspartame S.A., to Ajinomoto Co., Inc., for $67 in cash proceeds. Proceeds from these transactions will be used to pay down debt and for other corporate purposes.

I - MERGER, RESTRUCTURING AND OTHER CHARGES

During the second quarter, the company recorded merger and restructuring charges of $227 associated with the merger transaction involving Pharmacia & Upjohn and the former Monsanto and the restructuring of operations in the agricultural product business.

The company recorded on the merger and restructuring line an additional $7 of merger costs during the second quarter, totaling approximately $470 in merger-related costs for the year. These merger-related costs are comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 during the first quarter that was related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

The $220 of additional charges during the second quarter was recorded on several lines of the earnings statement. $104 was recorded on the merger & restructuring line and included $90 associated with the separation of 424 employees and $14 relating to asset impairments and contract termination costs. An inventory write-off of $32 was recorded in cost of products sold and goodwill impairments of $84 were recorded in the amortization and adjustment of goodwill line.

Of the second-quarter charges to merger and restructuring, $59 relates to the restructuring of corporate functions including the separation of 49 employees, primarily the result of duplicate positions. As of June 30, 2000, $35 of the $59 was paid and 33 of the 49 employees have been severed. The remaining $45 of charges are associated with the restructuring of agricultural products operations and include the separation of 375 employees throughout the world, mainly in research and development. These charges encompassed a decision to more stringently focus on the four key crops of corn, soybeans, wheat and cotton as well as on key programs in each of those crops. The strategy also included the elimination of food and biotech research programs, including laureate oil, wheat quality and others.

Inventory write-offs of laureate oil resulted in the $32 recorded on the cost of products sold line and asset impairments related to oil and wheat programs resulted in the $84 adjustment to goodwill.


During 1999, the company recorded $54 in expenses which was comprised of $57 of restructuring charges related to the merger with SUGEN, Inc. net of a $3 adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. During the first half of 2000, $20 was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 128 employees severed during the first six months of 2000 as well as some terminated during 1999. The company anticipates all activities associated with this restructuring to be substantially complete by the end of 2000. The remaining cash expenditures relating to this restructuring total $31 and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At June 30, 2000, $28 remained of the restructuring accruals made during 1998 by Pharmacia & Upjohn related to a comprehensive turnaround program. The balance primarily represents annuity payments for severance that will extend into 2001.

In the fourth quarter of 1998, the company recorded net restructuring charges of $327 as part of an approved plan to close facilities, reduce the current workforce and exit nonstrategic businesses. The activities that the former Monsanto planned to exit in connection with this plan principally comprised a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 was comprised of facility shut-down charges of $99, workforce reduction costs of $103 and asset impairments and other costs of $125.

As of June 30, 2000, 300 employees were severed at a cost of approximately $31. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional charges and adjustments of the 1998 accrual amounting to $7 were made during the year reducing the accrual balance as of June 30 to $6. The company expects to complete the remaining restructuring actions within the originally planned time frame.

Additional restructuring charges are expected to be incurred as the combining and restructuring of operations of the former Monsanto and Pharmacia & Upjohn continues to take place. Total merger and restructuring charges are estimated to be $2 billion to $2.5 billion over the next three years and yield estimated annual savings of $800.

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


FINANCIAL REVIEW

OVERVIEW

On March 31, 2000, a subsidiary of the former Monsanto Company and Pharmacia & Upjohn merged and the former Monsanto Company was renamed Pharmacia Corporation. The merger was accounted for as a pooling of interests. As such, all data presented herein are reflective of the combined results of operations of the two predecessor companies, their statements of financial position and their cash flows as though they had always been combined, by applying consistent disclosures and classification practices.

The table below provides a comparative overview of consolidated results for the second quarters and first six-month periods of 2000 and 1999 in millions of U.S. dollars, except per-share data.


                                                   Second Quarter                              Six Months
                                                   --------------                              ----------
                                                     Percent                                     Percent
                                        2000         Change            1999          2000         Change            1999
------------------------------------------------------------------------------------------------------------------------
Net sales                            $ 5,029             15%        $ 4,359       $ 9,322             10%        $ 8,459
Earnings from continuing
 operations before interest
 and income taxes*                       760            (16)            902           887            (41)          1,491
Earnings from continuing
 operations                              438            (16)            518           478            (44)            850
Discontinued operations                  (59)          n.m.              18            (1)          n.m.              30
Cumulative effect of an
 accounting change                        --           n.m.              --            --           n.m.             (20)
Net earnings                             379            (29)            536           477            (45)            860
Net earnings per common share:
 Continuing operations:
   Basic                             $   .34            (17)        $   .41       $   .37            (45)        $   .67
   Diluted                               .33            (18)            .40           .36            (45)            .66
 Net earnings
   Basic                                 .30            (30)            .43           .37            (46)            .68
   Diluted                           $   .29            (31)        $   .42       $   .36            (46)        $   .67
------------------------------------------------------------------------------------------------------------------------

n.m. = not meaningful

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


Year-to-year comparisons are complicated by a number of factors including charges incurred throughout the first six months of 2000.

Specifically, merger and restructuring charges which approximate $227 million and $688 million before tax for the quarter and year-to-date, respectively. Of these total charges, $32 million was recorded within cost of products sold in the second quarter ($20 million after tax or $0.02 per share), $84 million was recorded as adjustments to goodwill in the second quarter ($83 million after tax or $0.07 per share) and $111 million for the second quarter and $572 million year-to-date was recorded in merger and restructuring ($81 million after tax or $0.05 per share and $404 million after tax or $0.30 per share, respectively). A charitable contribution of $100 million ($62 million after tax or $0.05 per share) realized during the first quarter may also have an effect on comparability as may the divestments of certain product lines which are not included in discontinued operations.

NET SALES

Consolidated net sales for the second quarter of 2000 rose 15 percent to $5,029 million as compared to the same quarter of 1999. Sales for the corresponding year-to-date periods were $9,322 million and $8,459 million resulting in a 10 percent increase. Excluding the effects of divested businesses (Pharmacia & Upjohn's nutritional therapies business and the Stoneville Pedigreed Seed Company), growth rates over the prior year periods were 16 percent for the quarter and 11 percent year-to-date. The impact of currency exchange rates on consolidated sales was 2 percent unfavorable for both the quarter and year-to-date periods. The continued implementation of the company's ROUNDUP pricing strategy was the primary contributor to a consolidated adverse price effect on sales of 2 percent for both the quarter and year-to-date periods over 1999. More than offsetting the adverse effects of consolidated exchange and price variances, volume increases contributed 19 percent for the quarter and 14 percent for the year-to-date periods to consolidated sales growth. The volume increase was led by sales of ROUNDUP and CELEBREX.

The company reports its operations within the two segments indicated in the table below. Sales of divested businesses have been excluded from the analysis.



                                               Three months ended                             Six months ended
                                                     June 30,                                     June 30,
                                                  Net Percent                                   Net Percent
(U.S. dollars in millions)             2000          Change            1999           2000         Change           1999
-------------------------------------------------------------------------------------------------------------------------
Sales:
Pharmaceuticals                      $ 3,180             18%        $ 2,686        $ 6,025             14%        $ 5,274
Agricultural products                  1,849             13           1,641          3,291              6           3,107
-------------------------------------------------------------------------------------------------------------------------
Total sales, excluding
 divested businesses                 $ 5,029             16         $ 4,327          9,316             11           8,381
-------------------------------------------------------------------------------------------------------------------------
Earnings:
Pharmaceuticals EBIT*                $   561             (5)%       $   588          1,079              4           1,041
Agricultural products EBIT*              357            (20)            448            607            (15)            716
-------------------------------------------------------------------------------------------------------------------------
 EBIT from operations                    918            (11)          1,036          1,686             (4)          1,757
 Corporate and other                    (158)                          (134)          (799)                          (266)
-------------------------------------------------------------------------------------------------------------------------
 Consolidated EBIT*                      760                            902            887                          1,491
 Interest expense                        (79)                           (94)          (147)                          (171)
 Income tax provision                   (243)                          (290)          (262)                          (470)
-------------------------------------------------------------------------------------------------------------------------
  Net Earnings from continuing
    operations                       $   438                        $   518        $   478                       $    850
=========================================================================================================================

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

Pharmaceutical sales for the company consist of the former Pharmacia & Upjohn businesses and the pharmaceutical business of the former Monsanto's Searle unit. Sales for the pharmaceutical segment (excluding divested businesses) were $3.2 billion for the second quarter resulting in year-to-date sales of $6.0 billion. These results reflect quarter and year-to-date growth rates of 18 percent and 14 percent over 1999, respectively. Actual sales dollars for the 1999 periods on a comparable basis were $2.7 billion and $5.3 billion. The impact of exchange rates on sales was 3 percent unfavorable for the periods presented. Divested businesses had no sales impact on the second quarter and positive impact of $6 million year-to-date. In 1999, divested businesses affected sales favorably by $20 million and $49 million quarter and year-to-date ending June 30, respectively. In the company's largest market, the U.S., sales growth for the quarter and year-to-date periods was 26 percent and 20 percent, respectively. Japan, the company's second largest market, recorded sales growth rates of 27 percent and 26 percent for the same periods. The growth rate in Japan reflects, in part, favorable currency exchange movements. Sales performance by country in the following table is based on location of customer.


                                           Three months ended                     Six months ended
                                               June 30,                                June 30,
                                                     %Chg.                                       %Chg.
                                           Net %     Excl.                             Net %     Excl.
(U.S. dollars in millions)      2000      Change     Ex.*      1999         2000      Change     Ex.*      1999
----------------------------------------------------------------------------------------------------------------
United States                  $1,710      26%       26%      $1,352       $3,194      20%        20%     $2,657
Japan                             252      27        12          199          461      26         13         367
Italy                             144       3        16          140          281       0         13         281
United Kingdom                    121       6        11          114          222       1          5         219
Germany                           110      (4)        9          114          218      (6)         6         233
France                             87      (8)        3           95          177     (11)         1         199
Rest of world                     756      13        19          672        1,472      12         17       1,318
----------------------------------------------------------------------------------------------------------------
Total sales, excluding
 divested businesses            3,180      18        21        2,686        6,025      14         17       5,274
Divested businesses                --      n/a       n/a          20            6     n/a        n/a          49
----------------------------------------------------------------------------------------------------------------
Consolidated net sales         $3,180      18%       21%      $2,706       $6,031      13%        16%     $5,323
================================================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.


A comparison of the period-to-period consolidated net sales of the company's major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

                                                Three months ended                      Six months ended
                                                     June 30,                                June 30,
                                                   Net Percent                             Net Percent
(U.S. dollars in millions)                2000       Change       1999           2000          Change       1999
----------------------------------------------------------------------------------------------------------------
CELEBREX                                $  630        103%      $  311          $1,155          97%       $  585
XALATAN                                    151         37          110             312          47           212
AMBIEN                                     165         35          122             265          26           210
GENOTROPIN                                 128         13          113             241          11           218
DETROL/DETRUSITOL                           93          8           86             194          29           150
CAMPTOSAR                                  111         71           65             191          48           129
CLEOCIN/DALACIN                             95         23           77             175           4           168
XANAX                                       81         11           73             165           2           161
MEDROL                                      78         11           70             144          (2)          147
ARTHROTEC                                   73        (26)          98             128         (30)          183
DEPO-PROVERA                                69         17           59             125          --           125
FRAGMIN                                     56         10           51             114          12           102
NICORETTE Line                              54        (13)          62             109         (11)          123
PHARMORUBICIN/ELLENCE                       49         (6)          52              99          --            99
ALDACTONE/SPIRO Line                        52        (10)          58              96         (10)          107
COVERA/CALAN/VERAPAMIL                      42          5           40              80          (7)           86
DAYPRO                                      38        (33)          57              73         (43)          129
ROGAINE                                     36         --           36              68          10            62
HEALON                                      34         (6)          36              64          (6)           68
MIRAPEX/MIRAPEXIN                           30         50           20              60          54            39
CABASER/DOSTINEX                            31         63           19              56          56            36
----------------------------------------------------------------------------------------------------------------
Total                                   $2,096         30%      $1,615          $3,914          25%       $3,139
================================================================================================================


CELEBREX, the company's leading product and the most successful drug launched in pharmaceutical history, recorded sales of $630 million in the second quarter and $1,155 million in the first half. Since its introduction in the U.S. in January 1999 and subsequent approval in over 60 countries, more than 29 million prescriptions have been written for CELEBREX. In order to strengthen the U.S. presence, the company increased the U.S. sales force by 20 percent during the quarter.

The company conducted its first major European launches of CELEBREX in the second quarter. In May, the company launched CELEBREX in the United Kingdom and Germany, after gaining Mutual Recognition approval in Sweden at the end of the first quarter. Other major European launches are expected during the remainder of the year. In Europe, as in the U.S., CELEBREX will be co-promoted (or where required by law, co-marketed) by Pfizer, Inc.

The company filed a supplemental New Drug Application (sNDA) in the U.S. for CELEBREX in the second quarter based on the results of a landmark safety trial. This trial of 8,000 arthritis patients evaluated the safety of CELEBREX at a dose four-times the normal osteoarthritis dose compared to two commonly prescribed non-steroidal anti-inflammatory drugs. In the study, patients treated with CELEBREX experienced significantly fewer ulcer complications and symptomatic ulcers. In addition, CELEBREX showed a positive renal and hepatic profile with no increase in cardiovascular-related events.

XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, posted double-digit sales growth in the second quarter and first half of 2000 (37 percent and 47 percent, respectively). XALATAN continues to grow rapidly in all key markets as it expands its market leadership position in the U.S. and other major markets like Japan. In June, the company received an approvable letter from the U.S. Food and Drug Administration (FDA) for XALCOM, a combination product containing XALATAN and timolol in a single daily dose.

AMBIEN, the market leading treatment for short-term insomnia in the U.S., increased 35 percent over the prior year in the second quarter and 26 percent in the first half. AMBIEN maintained a U.S. market share of greater than 50 percent and prescription volume continues to increase.

GENOTROPIN is the world's leading growth hormone. Sales in the U.S. continue to experience rapid growth benefiting from new product introductions and the increasing new patient market share. MiniQuick, a new convenience device, was launched in the U.S. during the first quarter, expanding the potential for GENOTROPIN. Recently, the FDA and European Medicines Evaluation Agency (EMEA) approved GENOTROPIN for the treatment of patients with Prader-Willi Syndrome
(PWS), the most common genetic cause of obesity. Given the small number of patients affected by PWS, GENOTROPIN has been granted orphan drug status and seven years of marketing exclusivity for the PWS indication in the U.S.

Sales of DETROL, the world's leading treatment for overactive bladder, increased to $194 million in the first half, a 29 percent increase versus 1999. Despite gains in total prescription volume, U.S. sales in the second quarter declined slightly compared to the prior year due to increased trade purchasing in the second quarter of 1999. In the first half of 2000, the company expanded its promotional efforts in the U.S., bringing the total U.S. DETROL sales force to 1,800 representatives. The company also filed an NDA for DETROL XL, a once-daily formulation of DETROL, in the U.S. and European Union.

CAMPTOSAR, the leading treatment of colorectal cancer in the U.S., experienced significant growth in the second quarter, up 71 percent over the prior year, following FDA approval of a new indication and the release of new clinical data. Subsequent to a review by the Oncologic Drugs Advisory Committee in March, the FDA granted approval to market CAMPTOSAR for first-line treatment of patients with colorectal cancer during the second quarter. The approval establishes a CAMPTOSAR-containing regimen as the standard of care for patients with metastatic colorectal cancer. CAMPTOSAR sales increased by 48 percent during the first half of 2000 compared to the prior year.

Other products that contributed to the growth of the pharmaceutical business included MIRAPEX, the treatment for Parkinson's disease and CABASER/DOSTINEX for Parkinson's disease/hyperprolactinemia. MIRAPEX sales grew by 54 percent in the first half on continued prescription growth in the U.S. and Europe. CABASER also grew by more than 50 percent in the first half due to continued expansion in Europe and a successful launch in Japan in late 1999.

During the second quarter and first half of 2000, arthritis treatments ARTHROTEC and DAYPRO experienced reductions in sales volume as the COX-2 inhibitors, led by CELEBREX, continue to take a larger share of the U.S. market. NICORETTE for smoking cessation also experienced a decline in sales during the second quarter and first half of 2000, largely due to trade inventory contractions in the U.S. business.

After declining in the first quarter as a result of reduced trade inventories, sales of DEPO-PROVERA, XANAX, CLEOCIN and MEDROL increased in the second quarter as inventory levels normalized, bringing the first half performance for these products in line with the 1999 performance.

FRAGMIN, the company's low molecular weight heparin product for prevention of blood clots, continued rapid growth in the U.S. as the product is being added to hospital formularies following FDA approval for two new indications in 1999 - use in hip surgery and use in the treatment of unstable coronary artery disease. U.S. sales of FRAGMIN in the first half also benefited from the expansion of the hospital sales force in advance of the ZYVOX launch.

Following FDA approval early in the second quarter, the company launched ZYVOX in the U.S. ZYVOX is the first antibiotic from a completely new class of antibiotics in over thirty years. ZYVOX is indicated for the treatment of patients with severe Gram-positive infections including pneumonia, skin and skin structure infections, and bacteremia. During the quarter, sales of ZYVOX were $19 million, largely reflecting initial wholesaler inventory levels that will moderate in subsequent quarters.

In other developments, the company launched AROMASIN for advanced breast cancer, and the women's health drugs ACTIVELLA, VAGIFEM and CLEOCIN VAGINAL OVULE.

Cost of products sold as a percent of sales realized a favorable change of 3 percentage points during the second quarter of 2000 to 22 percent versus the prior year quarter while remaining comparable on a year-to-year basis at 24 percent versus 25 percent. A favorable shift in product mix to higher margin products was the main factor for the improvement. Although down slightly as a percentage of sales, research and development spending increased during the quarter and year-to-date over comparable periods mainly as a result of higher development costs for compounds entering later phases of development, offset by lower development spending for ZYVOX which has now received FDA approval. Total spending for research and development was $575 million versus $505 million and $1.13 billion versus $1.05 billion for the quarter and year-to-date periods of 2000 and 1999. Selling, General and Administrative costs rose 4 percentage points to 44 percent of sales for the quarter and 3 percentage points for the year-to-date versus the prior year. Co-promotion payments, promotion and marketing costs and sales force expansion were the drivers behind the increases for both the quarterly and year-to-date periods.


Agricultural Products Segment-

Net sales for the agricultural segment increased 12 percent in the second quarter of 2000 and 5 percent for the first six months compared with corresponding periods of 1999. Sales for the family of ROUNDUP herbicides increased 16 percent compared with the prior year second quarter, fueled by higher sales volumes, primarily in North America and Latin America. Sales volumes for ROUNDUP herbicide increased 23 percent in the second quarter on a global basis, as both conservation tillage and the expanded use of ROUNDUP READY crop applications continue to grow. Sales associated with these volume increases were partially offset by lower overall prices of ROUNDUP herbicide. Revenues for ROUNDUP lawn-and-garden herbicide grew 31 percent over second quarter 1999 results. The year-to-date increase in the agricultural segment sales also is primarily attributed to increased sales of ROUNDUP and other glyphosate products, including ROUNDUP lawn-and-garden products, and to a lesser degree, due to gains in selective chemistries and an 8 percent increase in trait fee revenues. Partially offsetting these gains was a moderate decline in seeds, most of which is due to the divestiture of the Stoneville Pedigreed seed business in December 1999. Excluding the divested business, year-over-year sales growth rates were 13 percent and 6 percent for the second quarter and six-month periods, respectively.

Second quarter EBIT for the agricultural segment was 20 percent or $91 million lower than the same quarter a year ago. EBIT decreased $109 million or 15 percent in the first six months compared with 1999. These declines can be primarily attributed to a charge of $161 million to continuing operations, primarily associated with the company's plan to focus on delivering key programs within research and development and included the elimination of certain food and biotech research programs. Excluding this charge, EBIT would have ended the second quarter 2000 at $518 million or an increase of 16 percent over the prior year second quarter results, and at $768 million or an increase of 7 percent over the prior year six-month period.

During the second quarter, the agricultural segment recorded total merger and restructuring charges of $162 million. These charges encompassed a decision to more stringently focus on the four key crops of corn, soybeans, wheat and cotton as well as on key programs in each of those crops. The strategy also included the elimination of food and biotech research programs, including laureate oil, wheat quality and others. Of these charges, $32 million was recorded in cost of products sold, $84 million was recorded in amortization and adjustment of goodwill and the remaining amounts were recorded on the merger and restructuring line of the earnings statement.

Inventory write-offs of laureate oil resulted in the $32 million recorded on the cost of products sold line and asset impairments related to oil and wheat programs resulted in the $84 million adjustment to goodwill. The merger and restructuring total consisted of approximately $1 million of merger costs with the remaining $45 million being associated with the separation of 375 employees as well as some asset impairment charges.


Corporate and Other  -

Corporate expenses of $158 million in the second quarter include $7 million of merger costs and $59 million of corporate restructuring charges. On a year-to-date basis, corporate expenses totaled $799 million, consisting of approximately $530 million of merger and corporate restructuring costs, a $100 million charitable contribution made in the first quarter and other items.

The merger-related costs include expenditures such as investment bankers' fees, legal and accounting costs related to the merger transaction between the former Monsanto and Pharmacia & Upjohn. In addition, there were a number of employee benefit arrangements for which expense was recognized in direct connection with the merger. These included premium stock option awards for which the exercise price was reset coincident with the change in control. Other employee benefit expenses were similarly accelerated due to the merger. The restructuring charges relate mainly to separation payments made to corporate employees of the merged companies. The restructuring charges relating to the agricultural segment have been separately identified and allocated to that segment.

In spite of an increase in interest rates, interest expense declined 10 percent and 9 percent, respectively, for the three- and six-month periods ended June 30, 2000, due to lower debt levels.

The estimated annual effective tax rate for 2000 is 34 percent. This includes certain nondeductible charges and related merger and restructuring costs causing the rise in the rate from 31 percent in 1999. For the second quarter, the effective tax rate was 35.7 percent, impacted by the write-off of certain nondeductible goodwill. Excluding such costs, the estimated annual effective tax rate for 2000 is 31.5 percent.


Discontinued Operations  -

The company recorded a net loss from discontinued operations during the quarter ended June 30, 2000 of $59 million compared to net income of $18 million for the same period in 1999. The quarterly loss results in a year-to-date net loss of $1 million as compared to net income of $30 million for the first six months of 1999. The principal cause of the year-over-year decline in earnings from discontinued operations is the reduction of proceeds associated with the sale of the biogums business.

During the second quarter, the sale of the artificial sweeteners business was completed resulting in gross proceeds of $507 million. These events combined with the sale of the company's tabletop sweetener business ($570 million) in the first quarter results in total gross proceeds of these businesses of $1.1 billion on a year-to-date basis.

During the first half of 2000, Pharmacia reached an agreement to sell the biogums business to a joint venture between Hercules, Inc. and Lehman Brothers Merchant Banking Partners II, L.P. This agreement was amended by the parties on August 10, 2000. Under the revised agreement, the final sale price for the biogums business is $592 million. Closing of the transaction is subject to the customary closing conditions and is anticipated to occur during the third quarter of 2000.

MERGER, RESTRUCTURING AND OTHER CHARGES

During the second quarter, the company recorded merger and restructuring charges of $227 million associated with the merger transaction involving Pharmacia & Upjohn and Monsanto and the restructuring of operations in the agricultural products business.

The merger-related costs of $7 million in the second quarter include expenditures such as investment bankers' fees, legal and accounting costs related to the merger transaction between the former Monsanto and Pharmacia & Upjohn. The $220 million of additional charges was recorded on several lines of the earnings statement. $104 million was recorded on the merger & restructuring line and included $90 million associated with the separation of 424 employees and $14 million relating to asset impairments and contract termination costs. An inventory write-off of $32 million was recorded in cost of products sold and goodwill impairments of $84 million were recorded in the amortization and adjustment of goodwill line.

Of the total charges, $59 million was recorded to merger and restructuring and relates to the restructuring of corporate functions including the separation of 49 employees, primarily the result of duplicate positions. As of June 30, 2000, $35 million of the $59 million was paid and 33 of the 49 employees had been severed. The remaining charges are associated with the restructuring of agricultural products operations and include the separation of 375 employees throughout the world, mainly in research and development. These charges encompassed a decision to more stringently focus on the four key crops of corn, soybeans, wheat and cotton as well as on key programs in each of those crops. The strategy also included the elimination of food and biotech research programs, including laureate oil, wheat quality and others.

Inventory write-offs of laureate oil resulted in the $32 million recorded on the cost of products sold line and asset impairments related to oil and wheat programs resulted in the $84 million adjustment to goodwill.

During 1999, the company recorded $54 million in restructuring expenses which was comprised of $57 million of restructuring charges related to the merger with SUGEN, INC. net of a $3 million adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. During the first half of 2000, $20 million was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 128 employees severed during the first six months of 2000 as well as some terminated during 1999. The company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000. The remaining cash expenditures relating to this restructuring total $31 million and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At June 30, 2000, $28 million remained of the restructuring accruals made during 1998 related to a comprehensive turnaround program. The balance primarily represents annuity payments that will extend into 2001.

In the fourth quarter of 1998, the company recorded net restructuring charges of $327 million as part of an approved plan to close facilities, reduce the current workforce and exit nonstrategic businesses. The activities that the former Monsanto planned to exit in connection with this plan principally comprised a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 million was comprised of facility shutdown charges of $99 million, workforce reduction costs of $103 million and asset impairments and other costs of $125 million.

As of June 30, 2000, 300 employees were severed at a cost of approximately $31 million. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional charges and adjustments of the 1998 accrual amounting to $7 million were made during the year reducing the accrual balance as of June 30 to $6 million. The company expects to complete the remaining restructuring actions within the originally planned time frame.

Additional restructuring charges are expected to be incurred as the combining and restructuring of operations of the former Monsanto and Pharmacia & Upjohn continues to take place. Total merger and restructuring charges over the next three years are estimated to be $2 billion to $2.5 billion and yield annual savings of approximately $800 million.


COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus or minus other comprehensive income or loss (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income for the three months ended June 30, 2000, and June 30, 1999, was $319 million and $437 million, respectively. For the six months ended June 30, 2000 and 1999 comprehensive income was $423 and $287. The difference between net earnings and comprehensive income for all periods presented was largely due to fluctuations in the currency translation adjustments reflecting the changes in the strength of the dollar against other currencies.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

                                                        June 30,       December 31,
                                                         2000             1999
-----------------------------------------------------------------------------------
Working capital (U.S. dollars in millions)             $4,000            $3,508
Current ratio                                          1.53:1            1.49:1
Debt to total capitalization                             39.7%             42.9%
-----------------------------------------------------------------------------------


The company's working capital and current ratio increased at June 30, 2000 as compared to year end due mainly to increases in accounts receivable. Increased overall sales volume in addition to seasonal activity in the agricultural business accounts for the change. Offsetting reductions in working capital were the completion of divestitures of certain businesses (see Note H to the consolidated financial statements) affecting other current assets and seasonal operating decreases in cash and inventories. The debt to total capitalization ratio improved at June 30, 2000 due to reduced seasonal borrowings and the maturities of certain debt instruments refinanced through operating cash flows and reductions in cash.

The company remains for the year-to-date period in a net cash required position. Significant seasonal increases in accounts receivable and debt reduction in addition to normal operating outflows including purchases of capital assets and dividends account for the result.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions and dividend payments as approved by the board of directors for the foreseeable future.


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

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the EPA. It now appears that this report will need to be submitted for EPA review possibly as early as the latter part of 2000 or the first half of 2001, at which time it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.


OTHER

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133, as amended by SFAS No. 138, no earlier than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes."

In response to a specific dialogue with the SEC, the company recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to sale of certain marketing rights. The effect on earnings in 1999 was an after-tax loss of $20 million ($0.02 per share), net of tax of $12 million. The pre-tax amount of $32 million will be amortized to income over twenty years.

The company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue transactions. The company currently anticipates that SAB 101 will not have a material impact on future financial position, cash flows or results of operations. However, due primarily to certain up-front and milestone payments from co-promotion partners that were recognized in earnings in prior years, implementation of SAB 101 is expected to result in a cumulative effect adjustment. While the company has not yet finalized its review, it is currently estimated that the pre-tax amount of the cumulative adjustment will lie within a range of $200 million to $300 million. Any accounting changes that result from the adoption of SAB 101 must be made no later than the fourth quarter of 2000, effective as of January 1, 2000.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes from the disclosures in Pharmacia Corporation's Form 8-K filed on May 22, 2000 with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Because of the size and nature of its business, Pharmacia and its subsidiaries are parties to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages (including product liability) or seek to restrict the company's business activities. While the results of litigation cannot be predicted with certainty, Pharmacia does not believe these matters or their ultimate disposition will have a material adverse effect on its position, profitability or liquidity, as applicable.

On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the company and certain of its subsidiaries as well as Pfizer, Inc. The University asserts that its U.S. patent granted on April 11 is infringed by the sale and use of CELEBREX. The patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University has sought injunctive relief, as well as monetary compensation for infringement of the patent.

In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics, Inc. filed suit against Pharmacia in California State Superior Court in San Diego alleging that the company failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeal for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company's favor. Mycogen's subsequent motion for rehearing has been denied and, on August 7, 2000, Mycogen filed a petition with the California Supreme Court requesting that further appeal to that court should be granted. The company will oppose the discretionary appeal sought by Mycogen.

On November 8, 1999, a class action lawsuit was filed against Pharmacia in the U.S. District Court for the Northern District of Mississippi by a single plaintiff purporting to represent a class of purchasers of genetically modified soybeans that contain our patented technology. The complaint asserted claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and various antitrust acts, and claims for breach of contract. The plaintiffs seek an award of antitrust damages, treble damages, compensatory damages and attorneys' fees. On June 21, 2000, the case was transferred to the U.S. District Court for the Eastern District of Missouri. On July 28, 2000, plaintiff filed a motion for leave to amend his complaint to withdraw all antitrust and RICO claims and class action allegations. Plaintiff's only remaining claim relates to performance of products that he purchased.

On December 30, 1999, following Pharmacia's announcement that it had withdrawn its filing for U.S. antitrust clearance of the proposed merger with Delta and Pine Land Company in light of the Department of Justice's unwillingness to approve the transaction on commercially reasonable terms, two alleged holders of Delta and Pine Land common stock filed a derivative and class action lawsuit against the company, Delta and Pine Land and members of the Delta and Pine Land board of directors in the Delaware Court of Chancery. Plaintiffs alleged that Delta and Pine Land has been harmed by the termination of the effort to complete the merger and that the individual defendants have a continuing duty to seek a value-maximizing transaction for the stockholders, and requested compensatory damages, costs, disbursements and fees. On January 19, 2000, Pharmacia filed a cross-claim in the Delaware action for declaratory relief against Delta and Pine Land, seeking a determination that the company had no further liability to Delta and Pine Land in connection with the failed merger. On June 21, 2000, the Delaware Chancery Court dismissed the shareholder derivative action. On July 17, 2000, the court stayed proceedings on the company's declaratory judgment action, subject to action by the Mississippi court in the case described below.

On January 18, 2000, Delta and Pine Land reinstituted a suit against Pharmacia in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from the company's alleged failure to exercise reasonable efforts to complete the merger. The company obtained a stay of this suit pending resolution of the Delaware suit filed on December 30, 1999. On July 20, 2000, Delta and Pine Land filed to lift this stay order.

Other information with respect to specific legal proceedings appears in the Pharmacia Corporation (formerly Monsanto Company) Report on Form 10-K for the year ended December 31, 1999; in the Pharmacia & Upjohn, Inc., Report on Form 10-K for the year ended December 31, 1999; and in the Pharmacia Corporation Report on Form 10-Q for the quarterly period ended March 31, 2000.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Stockholders on June 23, 2000, three matters were submitted to a vote of stockholders.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2003 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal.
     Votes were cast as follows:

              Name                                 Votes                                 Votes
                                                   "FOR"                        "Withhold Authority"
     Frank C. Carlucci                         1,052,073,765                          16,121,540

     Michael Kantor                            1,046,918,544                          21,276,761

     Gwendolyn S. King                         1,055,716,081                          12,479,224

     Olof Lund                                 1,055,745,429                          12,449,876

     John E. Robson                            1,052,483,920                          15,711,385

     Bengt Samuelsson                          1,053,563,042                          14,632,263


The following directors are continuing current terms expiring at the 2001 Annual
Meeting: M. Kathryn Eickhoff, Fred Hassan, Philip Leder, Berthold Lindqvist, John S. Reed and William D. Ruckelshaus. The following directors are continuing current terms expiring at the 2002 Annual Meeting: C. Steven McMillan, William
U. Parfet, Jacobus F. M. Peters, Ulla Reinius and Robert B. Shapiro.

2. A proposal by a certain stockholder relating to genetically engineered agricultural products was submitted to a vote of stockholders. The Board recommended a vote against the proposal. A total of 26,829,456 votes were cast in favor of this proposal, a total of 886,088,959 votes were cast against it, 38,628,672 votes were counted as abstentions, and 116,648,218 votes were counted as broker non-votes.

3. A proposal by a certain stockholder relating to cumulative voting was submitted to a vote of stockholders. The Board recommended a vote against the proposal. A total of 332,909,355 votes were cast in favor of this proposal, a total of 584,071,176 votes were cast against it, 34,566,556 votes were counted as abstentions, and 116,648,218 votes were counted as broker non-votes.


Item 5.  OTHER INFORMATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the statements in this Report are "forward-looking statements" that inherently involve risks and uncertainties. Forward-looking statements include statements regarding anticipated financial results, growth plans, product performance, research and development, regulatory approval and public acceptance of new products, the potential impact of currency fluctuations and other economic and business developments. Forward-looking statements often include the words "believes," "expects," "will," "intends," "plans," "estimates," or similar expressions.

The company's forward-looking statements are based on current expectations, currently available information and current assumptions that the company believes to be reasonable. Actual results, however, may differ materially from those expressed or implied by such forward-looking statements.

Factors that may cause or contribute to those differences include, among others: management's ability to integrate the operations of the historic Monsanto Company with those of the historic Pharmacia & Upjohn, Inc., and to implement strategic and restructuring initiatives; the ability to fund research and development, the success of research and development activities and the speed with which regulatory authorizations and product roll-outs may be achieved; the effect of new competition; the ability to bring new products to market ahead of competition; the ability to successfully market new and existing products in new and existing domestic and international markets; the ability to meet generic and branded competition after the expiration of the company's patents, including the expiration of its ROUNDUP herbicide patent in the United States in September 2000; domestic and foreign social, legal and political developments, especially those relating to health care reform, pricing controls, governmental and public acceptance of products developed through biotechnology, and product liabilities; the ability to successfully negotiate pricing of pharmaceutical products with managed care groups, health care organizations and government agencies worldwide; the effect of seasonal conditions and of commodity prices on agricultural markets worldwide; market conditions affecting the timing of the proposed partial public offering of the company's agriculture business, exposure to product liability, antitrust and other lawsuits, and contingencies related to actual or alleged environmental contamination; the company's ability to protect its intellectual property, and its success in litigation involving its intellectual property; fluctuations in foreign currency exchange rates; general domestic and foreign economic and business conditions; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's ability to attract and retain current management and other employees of the company; and other factors that may be described elsewhere in this Report or in other filings of either the company or Pharmacia & Uphohn, Inc. with the United States Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

The company does not assume the obligation to update any forward-looking statements. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index

(b)  Reports on Form 8-K during the quarter ended June 30, 2000:

         A Form 8-K was filed on April 13, 2000, reporting on the merger transaction involving the former Monsanto Company and Pharmacia & Upjohn, Inc., and including financial statements of the acquired business.

         A Form 8-K was filed on May 22, 2000, reporting on restated finacial information.

         A Form 8-K was filed on July 13, 2000, reporting on a change in certifying accountant.

EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
 2             1.   Agreement and Plan of Merger, dated as of December 19, 1999, as amended by Amendment No. 1, dated as of February 18,
                    2000, among MonsantoCompany, MP Sub, Incorporated and
                    Pharmacia & Upjohn, Inc. (incorporated by reference to
                    Exhibit 2.1 of the company's Form S-4 filed February 22,
                    2000, File No. 333-30824).


 3             1.   Certificate of Amendment to Restated Certificate of
                    Incorporation of the company, effective March 31, 2000
                    (incorporated herein by reference to Exhibit 4.2 of the
                    company's Form S-8 filed on April 5, 2000)

               2.   By-Laws of the company, as amended and restated effective
                    March 31, 2000 (incorporated herein by reference to Exhibit
                    3.2 of the company's Form 10-Q for the quarter ended March
                    31, 2000).

 4             Omitted - Inapplicable

10             1.   Monsanto Company Non-Employee Director Equity Incentive
                    Compensation Plan, as amended March 23, 2000 (incorporated herein by reference to Exhibit 3.2 of the company's Form
                    10-Q for the quarter ended March 31, 2000).


               2.   Pharmacia Corporation Directors Equity Compensation and
                    Deferral Plan, as effective April 18, 2000 (incorporated herein by reference to Exhibit 3.2 of the company's Form
                    10-Q for the quarter ended March 31, 2000).


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


                                        PHARMACIA CORPORATION
                                        (Registrant)


DATE:  August 14, 2000                  /S/R. G. Thompson
                                        R. G. Thompson
                                        Senior Vice President
                                        and Corporate Controller