Form 10-Q
period 2000-09-30
PHARMACIA CORP /DE/
filed 2000-11-14
CIK 67686

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of Common Stock, $2 Par Value, outstanding as of November 9, 2000 was 1,289,649,373.

                               Page 1 of 35 pages

                   The exhibit index is set forth on page 32

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000


                     INDEX OF INFORMATION INCLUDED IN REPORT


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION.........................................................      3
Item 1. Financial Statements - Unaudited...............................................      3
  Consolidated Statements of Earnings..................................................      3
  Condensed Consolidated Statements of Cash Flows......................................      4
  Condensed Balance Sheets.............................................................      5
  Notes to Consolidated Financial Statements...........................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.............................................................................     15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................     27

PART II - OTHER INFORMATION............................................................     28

Item 1. Legal Proceedings..............................................................     28

Item 5. Other Information..............................................................     29

Item 6. Exhibits and Reports on Form 8-K...............................................     31

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of U.S. dollars, except per-share data) (Unaudited)

==============================================================================================
                                              For Three Months              For Nine Months
                                             Ended September 30,          Ended September 30,
==============================================================================================
                                              2000          1999           2000           1999
----------------------------------------------------------------------------------------------
Net sales                                  $ 4,286       $ 3,738       $ 13,608       $ 12,197

Cost of products sold                        1,295         1,244          4,210          3,978
Research and development                       669           732          2,090          2,121
Selling, general and administrative          1,602         1,438          4,958          4,196
Amortization & adjustment of goodwill           57            55            259            183
Interest expense                               102            92            303            313
Interest income                                (34)          (24)           (88)           (74)
Merger and restructuring                       226            42            798             42
All other, net                                  18           (65)           (13)          (106)
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                           351           224          1,091          1,544
Provision for income taxes                      78            29            340            499
----------------------------------------------------------------------------------------------
Earnings from continuing operations            273           195            751          1,045
Discontinued operations
 Earnings from discontinued
   operations, net of tax                     --              27           --               57
 (Loss) gain on sale of discontinued
   operations, net of tax                      (26)           12            (27)            12
----------------------------------------------------------------------------------------------
Earnings before cumulative effect
 of accounting change                          247           234            724          1,114
Cumulative effect of a change in
 accounting principle, net of tax             --            --             --              (20)
----------------------------------------------------------------------------------------------
Net earnings                               $   247       $   234       $    724       $  1,094
==============================================================================================

Net earnings per common share:

Basic
 Earnings from continuing operations       $   .21       $   .16       $    .58       $    .83
 Net earnings                                  .19           .19            .56            .87

Diluted
 Earnings from continuing operations           .21           .15            .57            .81
 Net earnings                                  .19           .18            .55            .85
==============================================================================================


                             See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars) (Unaudited)


===================================================================================
For the nine months ended September 30                           2000          1999
-----------------------------------------------------------------------------------
Net cash provided by continuing operations                    $   643       $   891
Net cash (required) by discontinued operations                    (25)         (144)
-----------------------------------------------------------------------------------
Net cash provided by operations                                   618           747
-----------------------------------------------------------------------------------
Cash flows provided (required) by investment activities:

Proceeds from sale of subsidiaries                                 75           122
Additions of properties                                          (960)         (990)
Proceeds from sales of investments                                113           866
Purchases of investments                                         (126)         (204)
Proceeds from sale of discontinued operations, net              1,669           301
Other                                                             (60)          (96)
-----------------------------------------------------------------------------------
Net cash provided (required)
 by investment activities                                         711            (1)
-----------------------------------------------------------------------------------
Cash flows (required) provided by financing activities:

Proceeds from issuance of debt                                     12            88
Repayment of debt                                                (587)         (259)
Payments of ESOP debt                                             (31)         --
Net (decrease) increase in debt with initial maturity
 of 90 days or less                                            (1,139)          256
Dividend payments                                                (513)         (479)
Purchases of treasury stock                                      --            (170)
Proceeds from exercise of stock options                           967           190
-----------------------------------------------------------------------------------
Net cash (required) by financing activities                    (1,291)         (374)
-----------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          (130)          (13)
-----------------------------------------------------------------------------------
Net change in cash and cash equivalents                           (92)          359
Cash and cash equivalents, beginning of year                    1,600           970
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $ 1,508       $ 1,329
===================================================================================


                             See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All U.S. dollar amounts in millions) (Unaudited)

===============================================================================
                                                    September 30,  December 31,
                                                         2000           1999
-------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $  1,508       $  1,600
 Short-term investments                                   107            138
 Trade accounts receivable, less allowance
   of $266 (1999: $271)                                 5,286          4,131
 Inventories                                            2,777          2,905
 Other current assets                                   1,853          1,908
-------------------------------------------------------------------------------
Total current assets                                   11,531         10,682
Long-term investments                                     698            476
Properties, net                                         6,916          6,825
Goodwill and other intangible assets, net               5,360          5,796
Other noncurrent assets                                 1,991          1,858
Net assets of discontinued operations                     ---          1,557
-------------------------------------------------------------------------------
Total assets                                         $ 26,496       $ 27,194
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current
  maturities of long-term debt                       $    989       $  1,992
Trade accounts payable                                    944          1,272
Other current liabilities                               4,019          3,910
-------------------------------------------------------------------------------
Total current liabilities                               5,952          7,174
Long-term debt and guarantee of ESOP debt               5,503          6,236
Other noncurrent liabilities                            2,845          2,873
-------------------------------------------------------------------------------
Total liabilities                                      14,300         16,283
-------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, one cent par value; at
   stated rate; authorized 10,000,000 shares;
   issued 6,553 (1999: 6,692 shares)                      263            270
 Common stock, two dollar par value; authorized
   3,000,000,000 shares; issued 1,468,299,000
   shares (1999: 1,465,381,000 shares)                  2,937          2,931
 Capital in excess of par value                         2,609          1,791
 Retained earnings                                     10,809         10,696
 ESOP-related accounts and other                         (338)          (330)
 Treasury stock                                        (2,099)        (2,432)
 Accumulated other comprehensive loss                  (1,985)        (2,015)
-------------------------------------------------------------------------------
Total shareholders' equity                             12,196         10,911
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 26,496       $ 27,194
===============================================================================


                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(ALL U.S. DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA)

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

On March 31, 2000, a subsidiary of the former Monsanto Company and Pharmacia & Upjohn merged and the combined company was renamed Pharmacia Corporation ("Pharmacia" or "the company"). The merger was accounted for as a pooling of interests. As such, all data presented herein are reflective of the combined results of operations of the two predecessor companies, their statements of financial position and their cash flow as though they had always been combined, by applying consistent disclosures and classification practices.

The former Monsanto Company was made up principally of a pharmaceutical business and an agricultural products business. As more fully discussed below, subsequent to the merger forming Pharmacia Corporation, the agricultural operations of the former Monsanto Company were placed into a subsidiary of the company with the name Monsanto Company (Monsanto). On October 23, 2000, Monsanto completed a partial initial public offering of 14.7% of its common stock.

To avoid confusion throughout this document, "former Monsanto" will be used to refer to the pre-merger operations of the former Monsanto Company and "Monsanto" will refer to the agricultural subsidiary. Note that the animal health business of the former Pharmacia & Upjohn is not a part of Monsanto.

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Transactions." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS 133 and its amendments in the first quarter of 2001 and does not expect it to have a material effect on the company's results of operations, cash flows or financial position.

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

In response to a specific dialogue with the SEC, the company recorded a cumulative effect of a change in accounting principle, effective January 1, 1999, for revenue recognized in 1998 related to the sale of certain marketing rights. The effect on earnings in 1999 was an after-tax loss of $20 ($0.02 per share). The pre-tax amount of $32 will be amortized to income over twenty years.

The company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue transactions. The company currently anticipates that SAB 101 will not have a material impact on financial position, cash flows or results of operations. However, due primarily to certain up-front and milestone payments from co-promotion partners that were recognized in earnings in prior years, implementation of SAB 101 is expected to result in a cumulative effect adjustment. While the company has not yet finalized its review, it is currently estimated that the pre-tax amount of the cumulative adjustment will lie within a range from $250 to $400. Any accounting changes that result from the adoption of SAB 101 must be made no later than the fourth quarter of 2000, effective as of January 1, 2000.

B - MERGER

On March 31, 2000, the company completed a merger accounted for as a pooling of interests. The merger was accomplished according to an Agreement and Plan of Merger dated December 19, 1999 as amended on February 18, 2000, whereby a wholly owned subsidiary of the former Monsanto Company merged with and into Pharmacia & Upjohn. In connection with this, the former Monsanto Company changed its name to Pharmacia Corporation.

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

As the merger was accounted for as a pooling of interests under APB Opinion No. 16, "Business Combinations", all prior period consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of both companies as if they had always been combined. There were no material transactions between the former Monsanto Company and Pharmacia & Upjohn prior to the combination. Certain reclassifications have been made to conform the respective earnings statement and balance sheet presentations.


C - PARTIAL AGRICULTURAL BUSINESS INITIAL PUBLIC OFFERING

On October 23, 2000, the company completed the offering of shares in connection with a partial initial public offering (IPO) of the agricultural business. The new publicly traded entity, Monsanto Company (Monsanto), assumes the operation of the Pharmacia agricultural business. In connection with the offering, approximately 38 million shares were sold at a price of twenty dollars per share resulting in gross proceeds of approximately $761. Estimated costs and expenses associated with the offering, including underwriting fees, are $46. Pharmacia continues to own approximately eighty-five percent of the outstanding stock of Monsanto. The portion of Monsanto that is not owned by the company will be accounted for as a minority interest in the financial statements. Proceeds received in connection with the offering were used to reduce Monsanto debt.


D - INVENTORIES

------------------------------------------------------------------------
                                            September 30,   December 31,
                                                 2000          1999
------------------------------------------------------------------------
Estimated replacement cost (FIFO basis):
 Pharmaceutical, Agricultural and other
  finished products                           $   976         $ 1,281
 Raw materials, supplies
  and work-in-process                           2,021           1,794
------------------------------------------------------------------------
Inventories (FIFO basis)                        2,997           3,075
 Less reduction to LIFO cost                     (220)           (170)
------------------------------------------------------------------------
Inventories                                   $ 2,777         $ 2,905
========================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,453 at September 30, 2000, and $1,038 at December 31, 1999.

E - CONTINGENT LIABILITIES AND LITIGATION

The condensed consolidated balance sheets include accruals for estimated product, intellectual property and other litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites. The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures.

Environmental matters  -

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). It now appears that this report will need to be submitted for EPA review during 2001. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

Litigation matters -

In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that the company failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $174.9. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company's favor. Mycogen's subsequent motion for rehearing has been denied. Mycogen's petition with the California Supreme Court requesting further review was granted on October 25, 2000, and their appeal of the reversal of judgment is continuing.

In April 1999, a jury verdict was returned against the company in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that the company did not have the right to license, make or sell products using the plaintiff's technology for glyphosate resistance under this agreement. The jury awarded $15 in actual damages for unjust enrichment and $50 in punitive damages. The company has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition. These suits specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations without offering the same discounts to retail drugstores, and (2) Section 1 of the Sherman Antitrust Act by entering into agreements with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers.

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

The company is also a defendant in a suit filed by Great Lakes Chemical
Company. The original complaint was filed in the U.S. District Court in Delaware on January 20, 2000, alleging violations of Federal and Indiana Securities
Laws, common law fraud and breach of contract claims. The lawsuit itself is a result of Great Lakes' purchase of the NSC Technologies unit of former
Monsanto. According to Great Lakes, NSC'S actual sales for 1999 were significantly below the projected sales. On May 25, 2000, the Federal Court dismissed Great Lakes' complaint for lack of federal subject matter jurisdiction holding that the sale of NSC was not a "security" under federal law. On June 9, 2000, Great lakes filed a new complaint in Delaware Superior Court. The company's motion to move the case from Superior Court to Delaware Equity Court was granted.

With respect to the matters described above for which no range has been given, the company believes it is not possible to estimate a range of potential losses at this time. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time. The company intends to vigorously defend itself in these matters.

The company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability from such proceedings that might exceed amounts already accrued will not have a material adverse effect on the company's consolidated financial position, profitability or liquidity.

F - COMPREHENSIVE INCOME

Quarterly comprehensive income for the three months ended September 30, 2000 and 1999 was $332 and $258, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $755 and $545, respectively.

G - EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations on earnings from continuing operations:

-------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30,
                                                                        2000             2000            1999            1999
                                                                        Basic           Diluted          Basic          Diluted
-------------------------------------------------------------------------------------------------------------------------------
EPS numerator:

Earnings from continuing operations                                  $   273          $   273          $   195          $   195
Less: Preferred stock dividends,
  net of tax                                                              (4)            --                 (4)            --
Less: ESOP contribution, net of tax                                     --                 (2)            --                 (2)
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
 available to common shareholders                                    $   269          $   271          $   191          $   193
===============================================================================================================================
EPS denominator:

Average common shares outstanding                                      1,280            1,280            1,249            1,249
Effect of dilutive securities:
  Stock options and stock warrants                                      --                 25             --                 22
  Convertible instruments and
    incentive compensation                                              --                 12             --                 12
-------------------------------------------------------------------------------------------------------------------------------
Total shares (in millions)                                             1,280            1,317            1,249            1,283
===============================================================================================================================
Earnings per share
   from continuing operations                                        $   .21          $   .21          $   .16          $   .15
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30,
                                                                        2000             2000            1999            1999
                                                                        Basic          Diluted           Basic          Diluted
-------------------------------------------------------------------------------------------------------------------------------
EPS numerator:

Earnings from continuing operations                                  $   751          $   751          $ 1,045          $ 1,045
Less: Preferred stock dividends,
  net of tax                                                             (10)            --                (10)            --
Less: ESOP contribution, net of tax                                     --                 (6)            --                 (4)
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
 available to common shareholders                                    $   741          $   745          $ 1,035          $ 1,041
===============================================================================================================================
EPS denominator:

Average common shares outstanding                                      1,269            1,269            1,248            1,248
Effect of dilutive securities:
  Stock options and stock warrants                                      --                 20             --                 24
  Convertible instruments and
    incentive compensation                                              --                 12             --                 12
-------------------------------------------------------------------------------------------------------------------------------
Total shares (in millions)                                             1,269            1,301            1,248            1,284
===============================================================================================================================
Earnings per share
   from continuing operations                                        $   .58          $   .57          $   .83          $   .81
===============================================================================================================================


H - SEGMENT INFORMATION

The company operates in two primary segments: pharmaceuticals and agricultural products. The pharmaceutical segment consists principally of prescription and nonprescription products for humans and animals, bulk pharmaceuticals and contract manufacturing. The agricultural segment develops, produces and markets crop protection products, seeds and related traits.

Corporate and all other amounts represent general and administrative expenses and restructuring charges associated with corporate support functions and other corporate items such as litigation accruals, merger costs and nonoperating income and expense. Certain goodwill and other intangible assets and associated amortization are not allocated to segments.

The following tables show net sales and earnings for the company's segments. Information about segment assets, interest income and expense, and income taxes is not provided as the segments are reviewed based on earnings before interest and income taxes. Assets are not allocated to segments and accordingly depreciation is not available. There are no intersegment revenues.

---------------------------------------------------------------------------------------------------
For the three months ended September 30,
                                                        Sales                        Earnings
                                                2000             1999           2000           1999
---------------------------------------------------------------------------------------------------
Pharmaceutical                               $ 3,283          $ 2,755          $ 625          $ 506
Agricultural                                   1,003              983            (48)          (145)
---------------------------------------------------------------------------------------------------
                                             $ 4,286          $ 3,738            577            361

Unallocated corporate and other                                                 (158)             (69)
-----------------------------------------------------------------------------------------------------
 Earnings from continuing operations
  before interest and taxes                                                      419              292
Interest expense, net                                                             68               68
-----------------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                                         $   351          $   224
=====================================================================================================
For the nine months ended September 30,
                                                        Sales                           Earnings
                                                 2000              1999            2000           1999
------------------------------------------------------------------------------------------------------
Pharmaceutical                               $  9,315          $  8,078          $1,704         $1,547
Agricultural                                    4,293             4,119             559            572
------------------------------------------------------------------------------------------------------
                                             $ 13,608          $ 12,197           2,263          2,119
                                             ========          ========
Unallocated corporate and other                                                    (957)          (336)
------------------------------------------------------------------------------------------------------
 Earnings from continuing operations
  before interest and taxes                                                       1,306          1,783
Interest expense, net                                                               215            239
------------------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                                                             $1,091         $1,544
======================================================================================================


As a result of the recent merger involving the former Monsanto Company and Pharmacia & Upjohn, management reporting methodologies will tend to evolve and segment definition and related disclosures may change in future periods.


I - DISCONTINUED OPERATIONS

On July 1, 1999, the company announced its intention to sell the artificial sweetener (bulk aspartame and tabletop sweeteners) and biogum businesses. In addition, the company's Board of Directors approved, in 1998, the divestiture of the alginates and ORTHO lawn-and-garden businesses.

Net sales and income from discontinued operations in the third quarter 2000 represent the biogums business whereas the third quarter 1999 included the alginates, biogums, bulk aspartame and tabletop sweeteners business. The principal cause for the third quarter and year-over-year decline in earnings from discontinued operations is the divestiture of discontinued businesses, reduction of proceeds from the sales of those businesses and a reversal of restructuring reserves in third quarter 1999 related to lower actual severance costs than originally estimated. Pharmacia completed the sale of the biogums business on September 29, 2000. As a result there were no net assets from discontinued operations for the period ended September 30, 2000 compared with net assets from the alginates, biogums, bulk aspartame and tabletop sweeteners business at the end of 1999. Net sales and income from discontinued operations in the first nine months of 2000 include biogums, five months of bulk asparatame and two months of the tabletop sweeteners business compared with the first nine months of 1999 which included the alginates, biogums, bulk asparatame, and tabletop sweeteners, and one month of the ORTHO lawn-and-garden products business

Net sales, income and net assets from discontinued operations are as follows:

---------------------------------------------------------------------------
                                      Three months Ended  Nine Months Ended
                                        September 30,        September 30,
                                      2000       1999      2000       1999
---------------------------------------------------------------------------
Net Sales                               $  74   $ 243       $ 350     $ 712
---------------------------------------------------------------------------

Income from discontinued operations,
 before tax                                --      42         --         87
Loss on sale of discontinued
 operations, before tax                   (38)     16        (70)        16
Discontinued operations income tax
 expense (benefit)                        (12)     19        (43)        34
---------------------------------------------------------------------------
Income (loss) from discontinued
 operations                             $ (26)   $ 39      $ (27)     $  69
---------------------------------------------------------------------------
Diluted earnings (loss) per share:
Discontinued operations                 $  --    $.02      $  --      $ .05
Loss on sale of discontinued
 operations                              (.02)    .01       (.02)       .01
---------------------------------------------------------------------------
Total discontinued operations
 earnings (loss) per share              $(.02)   $.03      $(.02)     $ .06
===========================================================================

Net assets of discontinued operations as of:     December 31,
                                                     1999
--------------------------------------------------------------
Current assets                                   $  545
Non-current assets                                1,240
--------------------------------------------------------------
Total Assets                                     $1,785
==============================================================
Current liabilities                              $  213
Non-current liabilities                              15
--------------------------------------------------------------
Total liabilities                                $  228
==============================================================
Net assets of discontinued operations            $1,557
==============================================================

On September 29, 2000, Pharmacia completed the sale of the biogums business to a joint venture formed between Hercules, Inc. and Lehman Brothers Merchant Banking Partners II, L.P. for cash proceeds of $592. On March 17, 2000, Pharmacia completed the sale of the tabletop sweeteners business to Merisant Company for $570 cash. On May 30, 2000, Pharmacia completed the sale of its sweetener ingredient business to J.W. Childs Equity Partners II, L.P., for $440 in cash proceeds. Pharmacia also completed the sale of equity interests in two European joint venture companies, NutraSweet A.G., and Euro-Aspartame S.A., to Ajinomoto Co., Inc., for $67 in cash proceeds. Proceeds from these transactions were used to pay down debt and for other corporate purposes.

J - MERGER, RESTRUCTURING AND OTHER CHARGES

Merger and restructuring charges associated with the merger transaction involving Pharmacia & Upjohn and the former Monsanto and the restructuring of operations in the agricultural product business for the first nine months of 2000 total $914. This amount is comprised of $798 on the merger and restructuring line of the earnings statement in addition to $32 included in cost of products sold relating to a second quarter write-off of inventory and an $84 adjustment to goodwill also recorded during the second quarter. During the third quarter, the company recorded merger and restructuring charges of $226 on the merger and restructuring line.

During the third quarter, the company recorded an additional $52 of merger costs on the merger and restructuring line and approximately $525 in merger-related costs year-to-date. The third-quarter charges include costs to integrate the Pharmacia & Upjohn and former Monsanto organizations such as consultant fees, contract termination costs, moving and relocation costs and travel expenses. On a year-to-date basis, these merger-related costs also include transaction costs such as investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs include various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 during the first quarter that was related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

Restructuring charges of $174 were also recorded on the merger and restructuring line of the earnings statement during the third quarter. These charges included $138 associated with the separation of approximately 630 employees in the pharmaceutical and corporate functions and 215 employees in the agricultural subsidiary. The balance of the charges consisted of $26 relating to assets to be disposed of and $10 associated with contract terminations and other exit costs.

The third quarter restructuring charges are comprised of $34 relating to corporate functions, $114 for pharmaceutical operations and $26 for agricultural products operations. The corporate component relates to the separation of 65 employees. Pharmaceutical operations restructuring activities include the separation of approximately 565 employees, assets to be disposed of $23 and contract terminations and other exit costs of $8. These charges are the result of integrating the former Pharmacia & Upjohn and Monsanto companies into a single organization and the resulting elimination of duplicate positions and facilities.

On a year-to-date basis, pharmaceutical and corporate functions have incurred total restructuring charges of $207, all of which has been recorded on the merger and restructuring line of the earnings statement. These charges encompass the separation costs for approximately 680 employees, assets to be disposed of $23 and other exit costs of $8. As of September 30, 2000, 658 employees have been separated from the company during 2000.

The third-quarter restructuring charge of the agricultural products operations for $26 includes the separation of 215 employees, asset impairments of $3 and contract termination and other exit costs of $2. These charges are part of a strategy that includes the elimination of certain food and biotech research programs. The strategy is a part of a plan that encompasses a decision to focus more stringently on the four key crops of corn, soybeans, wheat and cotton and included the elimination of human nutrition and certain food and biotech research programs as well as the consolidation of seed operations.

On a year-to-date basis, agricultural products operations have incurred net restructuring charges of $183. These charges are comprised of separation costs for 590 employees, asset impairments of $132 and other exit costs of $3 and were recorded on the earnings statement as cost of products sold of $32, amortization and adjustment of goodwill of $84 and $67 to the merger and restructuring line. As of September 30, 2000, 180 employees have been separated from the company during 2000.

Total restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Pharmacia & Upjohn and Monsanto companies and the restructuring of the agricultural products operations are as follows:

-------------------------------------------------------------------
                                  Workforce             Other Exit
                                  Reductions              Costs
-------------------------------------------------------------------
2000 Charges                        $228                    $11
-------------------------------------------------------------------
2000 Spending                         93                      6
-------------------------------------------------------------------
Remaining balance
 September 30, 2000                 $135                    $ 5
===================================================================

During 1999, the company recorded $54 in expenses which was comprised of $57 of restructuring charges related to the merger with SUGEN, Inc., net of a $3 adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that resulted in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring was to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company at the time of the restructuring. During the first three quarters of 2000, $24 was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 160 employees severed during the first nine months of 2000 as well as some terminated during 1999. The company anticipates all activities associated with this restructuring will be substantially complete by the end of 2000. The remaining cash expenditures relating to this restructuring total $27 and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At September 30, 2000, $24 remained of the $92 of restructuring accruals made during the fourth quarter of 1998 by Pharmacia & Upjohn related to a comprehensive turnaround program. The balance primarily represents annuity payments for severance that will extend into 2001.

In the fourth quarter of 1998, the former Monsanto recorded net restructuring charges of $327 as part of an approved plan to close facilities, reduce the current workforce and exit non-strategic businesses. The activities that the former Monsanto planned to exit in connection with this plan principally comprised a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 was comprised of facility shut-down charges of $99, workforce reduction costs of $103 and asset impairments and other costs of $125.

As of September 30, 2000, all activities under this plan have been substantially completed. Approximately 300 employees were severed during the first nine months of 2000 at a cost of $36. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional spending and adjustments of the 1998 accrual amounting to $11 were made during the year reducing the accrual balance as of September 30 to less than $2. The company expects to complete the remaining actions within the originally planned time frame.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis.

On March 31, 2000, a subsidiary of the former Monsanto Company and Pharmacia & Upjohn merged and the combined company was renamed Pharmacia Corporation ("Pharmacia" or "the company"). The merger was accounted for as a pooling of interests. As such, all data presented herein are reflective of the combined results of operations of the two predecessor companies, their statements of financial position and their cash flows as though they had always been combined, by applying consistent disclosures and classification practices.

The former Monsanto Company was made up principally of a pharmaceutical business and an agricultural products business. As more fully discussed below, subsequent to the merger forming Pharmacia Corporation, the agricultural operations of the former Monsanto Company were placed into a subsidiary of the company with the name Monsanto Company (Monsanto). On October 23, 2000, Monsanto completed a partial initial public offering of 14.7% of its common stock.

To avoid confusion throughout this document, "former Monsanto" will be used to refer to the pre-merger operations of the former Monsanto Company and "Monsanto" will refer to the agricultural subsidiary. Note that the animal health business of the former Pharmacia & Upjohn is not a part of Monsanto.

FINANCIAL REVIEW

OVERVIEW


The table below provides a comparative overview of consolidated results for the third quarter and first nine months of 2000 and 1999 in millions of U.S. dollars, except per-share data.

                                                    Third Quarter                                         Nine Months
                                                    -------------                                         -----------
                                                       Percent                                              Percent
                                       2000            Change            1999              2000             Change       1999
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                             $ 4,286            15%           $3,738           $ 13,608             12%       $ 12,197
Earnings from continuing
 operations before interest
 and income taxes                         419            43               292              1,306            (27)          1,783
Earnings from continuing
 operations                               273            40               195                751            (28)          1,045
Discontinued operations                   (26)           n.m.              39                (27)           n.m.             69
Cumulative effect of an
 accounting change                         --            n.m.              --                 --            n.m.            (20)
Net earnings                              247             6               234                724            (34)          1,094
Earnings per common share:
 Continuing operations:
   Basic                              $   .21            31            $  .16           $    .58            (30)       $    .83
   Diluted                                .21            40               .15                .57            (30)            .81
 Net earnings
   Basic                                  .19            --               .19                .56            (36)            .87
   Diluted                            $   .19             6            $  .18           $    .55            (35)       $    .85
-----------------------------------------------------------------------------------------------------------------------------------

n.m. = not meaningful

Year-to-year comparisons are complicated by a number of factors including charges incurred throughout the first nine months of 2000. Specifically, there are merger and restructuring charges which approximate $226 million and $914 million before tax for the quarter and year-to-date, respectively. Of these total charges, $32 million was recorded within cost of products sold in the second quarter ($20 million after tax or $0.02 per share), $84 million was recorded as adjustments to goodwill in the second quarter ($83 million after tax or $0.07 per share) and $226 million for the third quarter and $798 million year-to-date was recorded in merger and restructuring ($154 million after tax or $0.12 per share and $558 million after tax or $0.42 per share, respectively). A charitable contribution of $100 million ($62 million after tax or $0.05 per share) made during the first quarter may also have an effect on comparability, as may the divestments of certain product lines which are not included in discontinued operations.

Certain other charges also affect comparability. Third quarter 1999 charges for the termination of existing research and development projects and in-process research and development totaling $29 million ($26 million net of tax or $0.02 per share) were recorded in relation to the merger with SUGEN, Inc. (Sugen) and the acquired partial interest in Sensus Drug Development Corporation. Also recorded in the third quarter of 1999 were charges incurred in connection with the restructuring associated with the integration of Sugen and the accelerated integration of the former Monsanto's agricultural chemical and seed operations. Of these charges, $20 million ($13 million net of tax or $0.01 per share) was recorded in cost of products sold, $8 million ($5 million net of tax or $0.01 per share) was recorded as amortization and adjustment of goodwill and $42 million ($26 million net of tax or $0.02 per share) was recorded on the merger and restructuring line of the earnings statement. The divestment of certain product lines that are not recorded in discontinued operations may also affect comparability.


NET SALES

Consolidated net sales for the third quarter of 2000 rose 15 percent to $4.3 billion as compared to the same quarter of 1999. Sales for the corresponding year-to-date periods were $13.6 billion and $12.2 billion, resulting in a 12 percent increase over 1999. The impact of currency exchange rates on consolidated sales was 3 percent and 2 percent unfavorable for both the quarter and year-to-date periods, respectively, due to weak European currencies partly offset by strength in the Japanese yen. Price increases were realized during the quarter in the pharmaceutical business while the continued implementation of the company's ROUNDUP pricing strategy in the agricultural business contributed an adverse price impact. The resulting consolidated price effect for the quarter and year-to-date periods was approximately a one-percent decrease versus 1999. Volume gains were the main contributor for sales growth resulting in a 19 percent increase for the quarter and 15 percent increase for the year-to-date period. The volume increase was led by sales of ROUNDUP, CELEBREX and other key products.

The company reports its operations within the two segments indicated in the table below. Sales of divested businesses have been excluded from the analysis.


                                                      Three months ended                             Nine months ended
                                                       September 30,                                    September 30,
                                                        Net Percent                                      Net Percent
(U.S. dollars in millions)                2000           Change              1999           2000           Change         1999
-----------------------------------------------------------------------------------------------------------------------------------
Sales:
Pharmaceuticals                       $ 3,283               20%            $ 2,734       $  9,309             16%        $ 8,008
Agricultural products                   1,003                2                 980          4,293              5           4,087
--------------------------------------------------------------------------------------------------------------------------------
Total sales, excluding
 divested businesses                  $ 4,286               15             $ 3,714       $ 13,602             12         $12,095
--------------------------------------------------------------------------------------------------------------------------------
Earnings:
Pharmaceuticals EBIT*                 $   625               24             $   506       $  1,704             10         $ 1,547
Agricultural products EBIT*               (48)              67                (145)           559             (2)            572
--------------------------------------------------------------------------------------------------------------------------------
 EBIT from operations                     577                                  361          2,263                          2,119
 Corporate and other                     (158)                                 (69)          (957)                         (336)
--------------------------------------------------------------------------------------------------------------------------------
 Consolidated EBIT*                       419                                   292         1,306                          1,783
 Interest expense, net                    (68)                                  (68)         (215)                         (239)
 Income tax provision                     (78)                                  (29)         (340)                         (499)
--------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from continuing
    operations                        $   273                               $   195       $   751                       $  1,045
================================================================================================================================

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

Pharmaceutical sales for the company consist of the former Pharmacia & Upjohn businesses and the pharmaceutical business of the former Monsanto's Searle unit. Sales for the pharmaceutical segment (excluding divested businesses) were $3.3 billion for the third quarter resulting in year-to-date sales of $9.3 billion. These results reflect quarter and year-to-date growth rates of 20 percent and 16 percent over 1999, respectively. The company believes that sales growth rates for the remainder of the year will be reflective of those realized over the nine-month period ending September 30, 2000. Sales dollars for the 1999 periods on a comparable basis were $2.7 billion and $8.0 billion. The impact of exchange rates on sales was 4 percent and 3 percent unfavorable for the quarter and year-to-date, respectively. Divested businesses had no sales impact on the third quarter and positive impact of $6 million year-to-date. In 1999, divested businesses affected sales favorably by $21 million and $70 million for the quarter and year-to-date, respectively. In the company's largest market, the U.S., sales growth for the quarter and year-to-date periods was 34 percent and 25 percent, respectively. Japan, the company's second largest market, recorded sales growth rates of 12 percent and 21 percent for the same periods. The growth rate in Japan reflects, in part, favorable currency exchange movements. Sales performance by country in the following table is based on location of customer.

-----------------------------------------------------------------------------------------------------------------
                                          Three months ended                       Nine months ended
                                            September 30,                            September 30,
                                         ------------------                         ----------------
                                                     %Chg.                                       %Chg.
                                           Net %     Excl.                             Net %     Excl.
(U.S. dollars in millions)      2000      Change     Ex.*      1999         2000      Change     Ex.*      1999
----------------------------------------------------------------------------------------------------------------
United States                  $1,911      34%       34%      $1,429       $5,105      25%        25%     $4,086
Japan                             226      12         6          202          687      21         11         569
Italy                             117       1        16          116          398      --         14         397
Germany                           111      --        14          111          329      (5)         8         345
United Kingdom                     99      (8)       (1)         108          321      (2)         3         326
France                             85     (11)        1           95          262     (11)         1         294
Rest of world                     734       9        18          673        2,207      11         17       1,991
----------------------------------------------------------------------------------------------------------------
Total sales, excluding
 divested businesses            3,283      20        24        2,734        9,309      16         19       8,008
Divested businesses                --      n/a       n/a          21            6     n/a        n/a          70
----------------------------------------------------------------------------------------------------------------
Consolidated net sales         $3,283      19%       23%      $2,755       $9,315      15%        18%     $8,078
================================================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.

A comparison of the period-to-period consolidated net sales of the company's major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

-------------------------------------------------------------------------------------------------------------
                                                Three months ended                      Nine months ended
                                                 September 30,                            September 30,
                                                  Net Percent                            Net Percent
(U.S. dollars in millions)                2000       Change       1999           2000        Change       1999
--------------------------------------------------------------------------------------------------------------
CELEBREX                                $  687         77%      $  389          $1,842        89%       $  974
AMBIEN                                     233         81          129             498        47           339
XALATAN                                    185         36          136             497        43           348
GENOTROPIN                                 104         (4)         108             345         6           326
CAMPTOSAR                                  134         65           81             325        55           210
DETROL/DETRUSITOL                          125         45           86             319        35           236
CLEOCIN/DALACIN                             79         (7)          85             254        --           253
XANAX                                       82         (6)          87             247        --           248
MEDROL                                      64        (12)          73             208        (5)          220
ARTHROTEC                                   79         (4)          82             207       (22)          265
DEPO-PROVERA                                63         --           63             188        --           188
NICORETTE Line                              50         --           50             159        (8)          173
FRAGMIN                                     44        (14)          51             158         3           153
PHARMORUBICIN/ELLENCE                       53         13           47             152         4           146
ALDACTONE/SPIRO Line                        49        (11)          55             145       (10)          162
COVERA/CALAN/VERAPAMIL                      55         38           40             135         7           126
DAYPRO                                      43        (19)          53             116       (36)          182
ROGAINE                                     32        (18)          39             100        (1)          101
HEALON                                      29         (3)          30              93        (5)           98
CABASER/DOSTINEX                            29         26           23              85        44            59
MIRAPEX                                     17          6           16              77        40            55
--------------------------------------------------------------------------------------------------------------
Total                                   $2,236         30%      $1,723          $6,150        26%       $4,862
==============================================================================================================


CELEBREX, the company's leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $687 million in the third quarter and $1.8 billion for the first nine months, representing growth of 77 percent and 89 percent, respectively. There was a minor positive effect on sales in the third quarter due to purchasing at the trade level in anticipation of the transfer of the company's CELEBREX distribution.

The company continued to rollout CELEBREX in the major European countries with third quarter launches in Italy and Spain. The launch in France is expected to occur by the end of the year. CELEBREX will be co-promoted (or, where required by law, co-marketed) by Pfizer, Inc. in Europe as in the U.S.

During the quarter, results of the CELEBREX long-term safety trial were published in the Journal of the American Medical Association (JAMA). This trial of 8,000 arthritis patients evaluated the safety of CELEBREX compared to two commonly prescribed non-steroidal anti-inflammatory drugs. Patients treated with CELEBREX experienced significantly fewer gastrointestinal complications. These data were submitted in a supplemental New Drug Application (sNDA) to the Food and Drug Administration (FDA) for possible inclusion in the approved labeling of CELEBREX during the second quarter.

Sales of AMBIEN, the market leading treatment for short-term insomnia in the U.S., increased 81 percent in the third quarter and 47 percent for the first nine months. Third quarter sales were positively influenced by wholesale inventory levels, which were slightly higher than normal due to purchasing prior to a September price increase. The company also initiated a direct-to-consumer advertising campaign, which contributed to the growth of AMBIEN during the third quarter.

XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, posted double-digit sales growth in the third quarter and first nine months of 2000 (36 percent and 43 percent, respectively). XALATAN continues to grow rapidly in all key markets as it expands its market leadership position in the U.S. and other major markets like Japan. In October, the company received a second approvable letter from the U.S. FDA for XALCOM, a combination product containing XALATAN and timolol in a single daily dose. It is likely that new brand-name competitors to XALATAN will enter the market in the U.S. in the near future.

GENOTROPIN, the world's leading growth hormone, recorded sales of $104 million in the third quarter and $345 million for the first nine months. Sales in the third quarter decreased 4 percent as a result of an inventory adjustment at the wholesale level for sales recorded during the first half of the year. Sales were also negatively impacted by foreign exchange. During the third quarter, the company launched GENOTROPIN in the U.S. and Europe for the treatment of patients with Prader-Willi Syndrome, the most common genetic cause of obesity.

CAMPTOSAR, the leading treatment of colorectal cancer in the U.S., recorded third quarter sales of $134 million, an increase of 65 percent. Sales were positively impacted by inventory purchasing due to a price increase in August. For the first nine months, CAMPTOSAR recorded sales of $325 million, a 55 percent increase over the prior year. As a result of its demonstrated ability to prolong survival, a CAMPTOSAR-containing regimen is now the standard of care for patients with metastatic colorectal cancer.

Sales of DETROL, the world's leading treatment for overactive bladder, increased 45 percent to $125 million in the third quarter. For the first nine months, worldwide sales increased 35 percent to $319 million.

For the first nine months, sales of DEPO-PROVERA, XANAX, and CLEOCIN were in line with their 1999 performance despite variations between quarters caused by typical inventory patterns. The MEDROL line, which has experienced similar quarterly fluctuations, declined 5 percent for the first nine months.

NICORETTE, for smoking cessation, was flat in the third quarter, but declined 8 percent for the first nine months due to inventory contractions and the presence of a new generic competitor in the U.S. business.

During the quarter, many products formerly in the Searle catalogue (excluding CELEBREX) were subject to price increases. As a result, U.S. wholesalers increased inventory levels of the COVERA line and ARTHROTEC. For the first nine months, sales of the COVERA line were up 7 percent while ARTHROTEC sales were down 22 percent. Sales of ARTHROTEC and DAYPRO, the company's older arthritis medications, are significantly lower this year as the COX-2 inhibitors, led by CELEBREX, continue to take a larger share of the U.S. market.

Sales of CABASER/DOSTINEX for Parkinson's disease/hyperprolactinemia grew 26 percent in the quarter and 44 percent for the first nine months. Sales of the company's other drug for Parkinson's disease, MIRAPEX, increased 6 percent in the third quarter and 40 percent for the first nine months.

ZYVOX, introduced in the U.S. during the second quarter, recorded sales of $30 million for the year-to-date period. ZYVOX is the first antibiotic from a completely new class of antibiotics in over 30 years and is indicated for the treatment of patients with severe Gram-positive infections including pneumonia, skin and skin structure infections, and bacteremia.

Cost of products sold for the quarter and year-to-date periods ending September 30, 2000 and 1999 were $746 million and $687 million and $2.2 billion and $2.0 billion, respectively. A favorable shift in the product mix and selective price increases resulted in a two-percentage point improvement in the cost of products sold as a percent of sales for the quarter and year-to-date periods.

Research and development expenditures for the third quarter were $529 million or a decrease of 4 percent over the comparable quarter of 1999. Conversely, year-to-date spending increased 3 percent to $1.7 billion over 1999. Higher overall research and development expenditures related to certain projects were offset in the quarter by lower licensing fees and development spending for ZYVOX which has now received FDA approval.

Selling, general and administrative expenses increased 17 percent and 21 percent for the quarter and year-to-date periods ended September 30, 2000. Co-promotion payments, promotion and marketing costs and sales force expansion were the drivers behind the increases for the quarterly and year-to-date periods.

Amounts recorded in all other, net were $11 million gain and ($69) million loss and ($48) million loss and ($140) million loss for the quarter and year-to-date periods of 2000 and 1999, respectively. Reduced income from the AMBIEN collaboration and the absence of gains on divestitures that were realized in 1999 are the main drivers of the change.

Merger and restructuring expenses included in pharmaceutical operations total $114 million for the third quarter and nine months of 2000. These charges, recorded on the merger and restructuring line of the earnings statement, encompass the separation of approximately 565 employees for $83 million, contract termination and other exit costs totaling $8 million, as well as $23 million of assets to be disposed. All of these charges are the result of duplicate positions and facilities due to the integration of the former Pharmacia & Upjohn and Searle organizations.


Agricultural Products Segment-

Net sales, as reported, increased 2 percent to $1.0 billion for the three-month period ended September 30, 2000, compared to $983 million for the three-month period ended September 30, 1999. Year-to-date net sales increased 4 percent to $4.3 billion compared to $4.1 billion for the same period in 1999. The quarter-to-quarter increase is mainly due to an increase in sales of ROUNDUP lawn-and-garden products (mainly attributable to a change in 1999 to the distribution method under which distribution channel inventory declined) and selective chemistries business. For the nine-month period, sales growth is largely attributable to an increase in glyphosate volumes. Offsetting these gains were 11 percent and 8 percent declines for the quarter and nine months ending September 30, 2000 in Monsanto's seeds business revenue, part of which was due to the divestiture of the Stoneville Pedigreed Seed Business in December 1999. Excluding Stoneville sales from the analysis, sales growth for the nine-month period was 5 percent. On September 20, 2000, the compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States. Consistent with its global pricing strategy, the company expects to continue to follow a pricing strategy which selectively reduces prices to encourage new uses and increase sales volumes.

Cost of products sold decreased slightly to $549 million for the three-month period ended September 30, 2000 from $557 million for the same period in 1999. For the nine month period in 2000, cost of products sold increased 5 percent to $2.0 billion from $1.9 billion for the same period in 1999. The primary reason for this increase was an 18 percent increase in glyphosate sales volumes. Start-up expenses associated with the new POSILAC manufacturing facility in Augusta, Georgia also contributed to increased cost of products sold.

Research and development expenses for the quarterly and year-to-date periods ending September 30, 2000 and 1999 were $140 million and $179 million and $431 million and $517 million, respectively. These decreases are primarily due to the decision to realign the focus of research programs to core crops and a reduction of spending on certain non-core programs.

Selling, general and administrative expenses decreased 7 percent to $300 million for the third quarter of 2000, compared to $324 million for the same period in 1999. This decrease is primarily due to payments under certain agreements that allow third party access to glyphosate registration data, as well as a decline in spending related to the divestiture of the Stoneville Pedigreed Seed business. Partially offsetting these reductions were increased spending on biotechnology acceptance and education programs and agency fees related to the ROUNDUP lawn and garden business. On a year-to-date basis, selling, general and administrative expenses increased 7 percent, to $988 million compared to $926 million for the same period in 1999. Part of this increase was attributable to increased spending on biotech acceptance and education programs in 2000. Also contributing were increased agency fees related to the ROUNDUP lawn and garden business.

Amortization and adjustments of goodwill expenses for the quarter were relatively flat, and for the year-to-date periods ending September 30, 2000 and 1999 were $178 million and $91 million, respectively. The year-to-date increase for the nine months ending September 30, 2000 is due to an $84 million write-off related to the termination of certain nutrition programs at Calgene.

During the third quarter, the agricultural segment recorded restructuring charges of $26 million, totaling a net charge of $183 million for the year. These charges are part of a strategy that included the elimination of certain food and biotech research programs. The strategy is part of a plan to focus more stringently on the four key crops of corn, soybeans, wheat and cotton and included the elimination of human nutrition and certain food and biotech research programs as well as the consolidation of seed operations. The third quarter charges, recorded on the merger and restructuring line of the earnings statement, consisted of workforce reductions of 215 employees totaling $21 million, asset impairments of $3 million and other exit costs of $2 million.

On a year-to-date basis, the net charge of $183 million was comprised of asset impairments of $132 million, workforce reductions of $52 million for 590 employees and other exit costs of $3 million, net of an adjustment to a prior restructuring of $4 million. Of these charges, $32 million was recorded in cost of products sold, $84 million was recorded in amortization and adjustment of goodwill and the remaining amounts were recorded on the merger and restructuring line of the earnings statement.


Corporate and Other-

Corporate expenses of $158 million in the third quarter include $52 million of merger costs and $34 million of corporate restructuring charges. On a year-to-date basis, corporate expenses totaled $957 million, consisting of approximately $618 million of merger and corporate restructuring costs, a $100 million charitable contribution made in the first quarter and other items.

The merger-related costs include expenditures such as moving and relocation costs, contract termination costs, investment bankers' fees, and consulting, legal and accounting costs related to the merger transaction between the former Monsanto and Pharmacia & Upjohn. In addition, there were a number of employee benefit arrangements for which expense was recognized in direct connection with the merger. These included premium stock option awards for which the exercise price was reset coincident with the closing of the merger. Other employee benefit expenses were similarly accelerated due to the merger. The restructuring charges relate mainly to separation payments made to corporate employees of the merged companies. The restructuring charges relating to the agricultural segment and the pharmaceutical operations have been separately identified and allocated to those segments.

The net interest position was unchanged for the third quarter of 2000 at $68 million. For the year-to-date period, net interest expense declined 10 percent or $24 million. Declining debt balances slightly offset by increases in interest rates are mainly responsible for this change.

The estimated annual effective tax rate for 2000 is 29 percent. This includes the net effects of restructuring charges taxed in various jurisdictions, including the U.S., partially offset by certain nondeductible charges related to the merger and restructuring increasing the rate. Excluding such costs, the estimated annual effective tax rate for 2000 is 30 percent. This represents a lowering of the annual rate from the 31.5 percent reported in the second quarter due to a revised mix of taxable income sources. This third-quarter change in the effective rate caused the third-quarter rate to be approximately 22 percent.


DISCONTINUED OPERATIONS

The company recorded a net loss on sale of discontinued operations during the quarter ended September 30, 2000 of $26 million compared to $12 million gain for the comparative year quarter. The third quarter of 1999 also had net income from discontinued operations of $27 million. On a year-to-date basis, the current year resulted in a net loss on sale of discontinued operations of $27 million whereas the prior year period amount was a $12 million gain. The 1999 year-to-date income from discontinued operations was $57 million.

For the quarter, the loss is attributable to the completed sale of the biogums business. The company received proceeds related to the sale of $592 million and retained certain liabilities. Included in the recorded year-to-date amounts for 2000 are income and expenses for the tabletop and artificial sweeteners businesses. During the second quarter, the sale of the artificial sweeteners businesses was completed resulting in gross proceeds of $507 million. These events, combined with the sale of the company's tabletop sweetener business ($570 million) in the first quarter, result in total gross proceeds of $1.7 billion on a year-to-date basis. For the prior year, income from and gains on sales of discontinued operations is attributable to the Ortho lawn-and-garden and alginates business divestitures and for reversals of restructuring accruals.


RESTRUCTURINGS

Merger and restructuring charges associated with the merger transaction involving Pharmacia & Upjohn and the former Monsanto and the restructuring of operations in the agricultural product business for the first nine months of 2000 total $914 million. This amount is comprised of $798 million on the merger and restructuring line of the earnings statement in addition to $32 million included in cost of products sold relating to a second quarter write-off of inventory and an $84 million adjustment to goodwill also recorded during the second quarter. During the third quarter, the company recorded merger and restructuring charges of $226 million on the merger and restructuring line.

During the third quarter, the company recorded an additional $52 million of merger costs on the merger and restructuring line and approximately $525 million in merger-related costs for the year-to-date. The third-quarter charges include costs to integrate the Pharmacia & Upjohn and former Monsanto organizations such as consultant fees, contract termination costs, moving and relocation costs and travel expenses. On a year-to-date basis, these merger-related costs also include transaction costs such as investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs include various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 million during the first quarter that was related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

Restructuring charges of $174 million were also recorded on the merger and restructuring line of the earnings statement during the third quarter. These charges included $138 million associated with the separation of approximately 630 employees in the pharmaceutical and corporate functions and 215 employees in the agricultural subsidiary. The balance of the charges consisted of $26 million relating to assets to be disposed of and $10 million associated with contract terminations and other exit costs.

The third quarter restructuring charges are comprised of $34 million relating to corporate functions, $114 million for pharmaceutical operations and $26 million for agricultural products operations. The corporate component relates to the separation of 65 employees. Pharmaceutical operations restructuring activities include the separation of approximately 565 employees, assets to be disposed of $23 million and contract terminations and other exit costs of $8 million. These charges are the result of integrating the former Pharmacia & Upjohn and Monsanto companies into a single organization and the resulting elimination of duplicate positions and facilities.

On a year-to-date basis, pharmaceutical and corporate functions have incurred total restructuring charges of $207 million, all of which has been recorded on the merger and restructuring line of the earnings statement. These charges encompass the separation costs for approximately 680 employees, assets to be disposed of $23 million and other exit costs of $8 million. As of September 30, 2000, 658 employees have been separated from the company during 2000.

The restructuring of the agricultural products operations includes the separation of 215 employees, asset impairments of $3 million and contract termination and other exit costs of $2 million. These charges are part of a strategy that includes the elimination of certain food and biotech research programs. The strategy is part of a plan that encompasses a decision to focus more stringently on the four key crops of corn, soybeans, wheat and cotton and included the elimination of human nutrition and certain food and biotech research programs as well as the consolidation of seed operations.

On a year-to-date basis, agricultural products operations have incurred net restructuring charges of $183 million. These charges are comprised of separation costs for 590 employees, asset impairments of $132 million and other exit costs of $3 million. The charges were recorded on the earnings statement as cost of products sold of $32 million, amortization and adjustment of goodwill of $84 million and $67 million to the merger and restructuring line. As of September 30, 2000, 180 employees have been separated from the company during 2000.

Total restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Pharmacia & Upjohn and Monsanto companies and the restructuring of the agricultural products operations are as follows:

                           Workforce      Other Exit
                           Reductions      Costs
---------------------------------------------------------------
2000 Charges                  $228         $11
--------------------------------------------------------------
2000 Spending                   93           6
--------------------------------------------------------------
Remaining balance
 September 30, 2000           $135         $ 5
==============================================================

During 1999, the company recorded $54 million in expenses which was comprised of $57 million of restructuring charges related to the merger with Sugen, net of a $3 million adjustment to the 1998 turnaround restructuring. The charge included costs pertaining to reorganizations that resulted in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions impacting the pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company at the time of the restructuring. During the first three quarters of 2000, $24 million was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 160 employees severed during the first nine months of 2000 as well as some terminated during 1999. The company anticipates all activities associated with this restructuring to be substantially complete by the end of 2000. The remaining cash expenditures relating to this restructuring total $27 million and are expected to be made during 2000 with some separation annuity payments being completed in 2001.

At September 30, 2000, $24 million remained of the $92 million of restructuring accruals made during the fourth quarter of 1998 by Pharmacia & Upjohn related to a comprehensive turnaround program. The balance primarily represents annuity payments for severance that will extend into 2001.

In the fourth quarter of 1998, the former Monsanto recorded net restructuring charges of $327 million as part of an approved plan to close facilities, reduce the current workforce and exit non-strategic businesses. The activities that the former Monsanto planned to exit in connection with this plan principally comprised a tomato business and a business involved in the operation of membership-based health and wellness centers. The charge of $327 million was comprised of facility shut-down charges of $99 million, workforce reduction costs of $103 million and asset impairments and other costs of $125 million.

As of September 30, 2000, all activities under this plan have been substantially completed. Approximately 300 employees were severed during the first nine months of 2000 at a cost of $36 million. Cash outflows associated with these separations were charged against the 1998 restructuring liability. Additional spending and adjustments of the 1998 accrual amounting to $11 million were made during the year reducing the accrual balance as of September 30, to less than $2 million. The company expects to complete the remaining restructuring actions within the originally planned time frame.

Additional restructuring charges are expected to be incurred as the combining and restructuring of operations of the former Monsanto and Pharmacia & Upjohn continues to take place. Total merger and restructuring charges are estimated to be $2.0 billion to $2.5 billion over the next three years and yield estimated annual savings of approximately $600 million.

COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale (AFS) securities, and minimum pension liability adjustments. Comprehensive income for the three months ended September 30, 2000 and 1999, was $332 million and $258 million, respectively. For the nine months ended September 30, 2000 and 1999 comprehensive income was $755 million and $545 million, respectively. Unrealized gains in equity securities classified as AFS account for most of the third-quarter 2000 difference between net earnings and comprehensive income. The comparable 1999 period difference is comprised of favorable translation adjustments and unrealized gains on AFS securities. Offsetting these favorable amounts is an unfavorable balance in the minimum pension liability adjustment. Unrealized gains offset by translation losses account for the net favorable year-to-date difference at September 30, 2000. For the same year-to-date period in 1999, the difference between net earnings and comprehensive income was mainly due to fluctuations in currency translation adjustments reflecting changes in the strength of the dollar against other currencies.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------------------
                                                      September 30,          December 31,
                                                         2000                      1999
-----------------------------------------------------------------------------------------
Working capital (U.S. dollars in millions)           $  5,580                  $  3,508
Current ratio                                          1.94:1                    1.49:1
Debt to total capitalization                             34.6%                     42.9%
-----------------------------------------------------------------------------------------

Working capital has increased $2.1 billion or 59 percent over the year-to-date period ending September 30, 2000. Increases in accounts receivable due to sales volume, program changes for certain selling arrangements and seasonality accounted for the increase in current assets. Additionally, a reduction in short-term debt of approximately $1.0 billion has also contributed favorably to the measurement.

The overall debt position has also shown favorable movement at the year-to-date period ending September 30, 2000. In addition to the short-term debt reduction of 50 percent, long-term debt has decreased by $726 million or 12 percent during the same period. These reductions, in addition to favorable net earnings, have reduced the debt to capitalization ratio by 8 percent over the year-to-date period.

On October 23, 2000, Monsanto Company, Pharmacia's agricultural business subsidiary, completed a partial initial public offering of its shares that resulted in gross proceeds of approximately $761 million. A description of this event is detailed in a separate section of this Item number.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments as approved by the board of directors for the foreseeable future.

CONTINGENT LIABILITIES AND LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products, suits arising out of the company's contractual arrangements or business activities, and administrative and judicial proceedings at several "Superfund" sites.

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will soon be required to submit a corrective measures study report to the EPA. It now appears likely that this report will need to be submitted for EPA review during 2001, at which time it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, additional exposure exists at this time.

In April 1999, a jury verdict was returned against the company in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that company did not have the right to license, make or sell products using the plaintiff's technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. The company has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

The company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability from such proceedings that might exceed amounts already accrued will not have a material adverse effect on the company's consolidated financial position, profitability or liquidity.

OTHER


Partial Agricultural Business Initial Public Offering -

Monsanto Company, Pharmacia's agricultural business subsidiary, completed an offering of shares in connection with a partial initial public offering (IPO) on October 23, 2000. In connection with the offering, approximately 38 million shares were sold at a price of twenty dollars per share resulting in gross proceeds of approximately $761 million. Estimated costs and expenses associated with the offering, including underwriting fees, are $46 million. Pharmacia continues to own approximately eighty-five percent of the outstanding stock of Monsanto. The portion of Monsanto that will not be owned by the company will be accounted for as a minority interest in the financial statements. Proceeds received in connection with the offering were used to reduce Monsanto debt.

New Biotech Venture -

The company announced its intention to create a new biotech venture. The key elements of the plan, if implemented, include the creation of a separate, research-based biotechnology enterprise and the transfer of certain Pharmacia clinical development resources to an external clinical research organization
(CRO).

Under the plan, Pharmacia would establish a new biotech company as an independent, entrepreneurial business together with outside investors. Pharmacia would make a substantial investment in the new venture. The new company is expected to consist primarily of Pharmacia's Sweden-based metabolic diseases research group, its related biopharmaceutical development unit and the company's Plasma business.

The terms and conditions of the plan have not yet been established. The implementation of the plan is subject to, among other things, further negotiations and market conditions.

New Accounting Standards -

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS 133 and its amendments in the first quarter of 2001, and does not expect it to have a material effect on the company's results of operations, cash flows or financial position.

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

The company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue transactions. The company currently anticipates that SAB 101 will not have a material impact on financial position, cash flows or results of operations. However, due primarily to certain up-front and milestone payments from co-promotion partners that were recognized in earnings in prior years, implementation of SAB 101 is expected to result in a cumulative effect adjustment. While the company has not yet finalized its review, it is currently estimated that the pre-tax amount of the cumulative adjustment will lie within a range from $250 million to $400 million. Any accounting changes that result from the adoption of SAB 101 must be made no later than the fourth quarter of 2000, effective as of January 1, 2000.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the year-to-date period ended September 30, 2000, the company has reduced its debt position by approximately $1.74 billion utilizing proceeds received from divested businesses (see Note I to the consolidated financial statements). The effect of this debt elimination will reduce the company's exposure to interest rate fluctuation.

There are no other material changes related to market risk from the disclosures in Pharmacia Corporation's Form 8-K filed on May 22, 2000 with the Securities and Exchange Commission with respect to the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that we failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against us awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company's favor. Mycogen's subsequent motion for rehearing has been denied. Mycogen's petition with the California Supreme Court requesting further review was granted on October 25, 2000, and their appeal of the reversal of judgment is continuing.


On May 19, 1995, Mycogen Plant Sciences, Inc. filed suit against former Monsanto in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. On November 10, 1999, the court granted summary judgment in the company's favor and dismissed all of Mycogen's patent claims, finding Mycogen's patent invalid on the basis of the company's prior invention. Previously, the court had also held that products containing Bt genes made prior to January 1995 did not infringe Mycogen's patent. Mycogen has filed an appeal with the Court of Appeals for the Federal Circuit seeking to overturn the dismissal and oral argument on the appeal is scheduled for November 16, 2000.

Former Monsanto is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology, and has requested a stay of the interference proceeding pending determination of Mycogen's appeal. Under U.S. law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with the company's Bt technology, the U.S. Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. On September 29, 2000, the U.S. Patent and Trademark Office found in the company's favor and against Mycogen regarding patent rights to tomato plants transformed to contain full-length Bt gene technology. It is expected that Mycogen will contest this outcome via judicial proceedings.

On November 20, 1997, Aventis filed suit in the U.S. District Court in North Carolina against the former Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis' technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB's inventory on June 2, 1999). Judgment was entered March 10, 2000. On March 8, 2000, Aventis filed with the Court of Appeals for the Federal Circuit its notice to appeal certain district court rulings that denied claims for further equitable relief against the company, including the court's ruling that Monsanto was a bona fide licensee. If the company loses, it could be precluded from marketing its current product. However, the company and DEKALB Genetics have announced their intention, as of 2001, to replace this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. DEKALB Genetics has also filed an appeal of the jury verdict with the U.S. Court of Appeals for the Federal Circuit, and submitted its initial appellate brief on July 31, 2000. Pending the conclusion of this litigation, the company, its licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis.

Since the 1984 termination of the class action litigation against various manufacturers, including former Monsanto, of the herbicide Agent Orange used in the Vietnam war, former Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, filed against old Monsanto and The Dow Chemical Company in Seoul, Korea in October 1999. Approximately 13,760 Korean veterans of the Vietnam war allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. Pharmacia is also subject to ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. On December 2, 1999, plaintiffs filed a class action lawsuit against former Monsanto and five other herbicide manufacturers in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 U.S. service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the U.S. District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States.

On March 7, 2000, the U.S. Department of Justice filed suit on behalf of the EPA in U.S. District Court for the District of Wyoming against former Monsanto, Solutia (the former Monsanto's chemical business spun-off in 1997) and P4 Production (a joint venture 99% owned by Monsanto), seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. In light of the government's lawsuit, the companies have voluntarily dismissed a declaratory judgement action that they had previously brought, and have raised the same issues as an affirmative defense to this action, arguing that it is precluded by the doctrine of res judicata because the companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgement on the grounds of claim preclusion, including the doctrines of res judicata and release.


The company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, the company does not believe that the resolution of these proceedings, either individually or taken as a whole, will have a material adverse effect on its financial position, profitability or liquidity.

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

Factors that may cause or contribute to those differences include, among others: management's ability to integrate the operations of the former Monsanto Company with those of the former Pharmacia & Upjohn, Inc, and to implement strategic and restructuring initiatives; the ability to fund research and development, the success of research and development activities and the speed with which regulatory authorizations and product roll-outs may be achieved; the effect of new competition; the ability to bring new products to market ahead of competition; the ability to successfully market new and existing products in new and existing domestic and international markets; the ability to meet generic and branded competition after the expiration of the company's patents, including the expiration of Monsanto's ROUNDUP herbicide patent in the United States which occurred in September 2000; domestic and foreign social, legal and political developments, especially those relating to health care reform, pricing controls, governmental and public acceptance of products developed through biotechnology, and product liabilities; the ability to successfully negotiate pricing of pharmaceutical products with managed care groups, health care organizations and government agencies worldwide; the effect of seasonal conditions and of commodity prices on agricultural markets worldwide; exposure to product liability, antitrust and other lawsuits, and contingencies related to actual or alleged environmental contamination; the company's ability to protect its intellectual property, and its success in litigation involving its intellectual property; fluctuations in foreign currency exchange rates; general domestic and foreign economic and business conditions; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's ability to attract and retain current management and other employees of the company; and other factors that may be described elsewhere in this Report or in other filings of either the company, Pharmacia & Upjohn, Inc. or Monsanto Company with the United States Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), and in Monsanto Company's Registration Statement on Form S-1.

The company does not assume the obligation to update any forward-looking statements. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index

(b)      Reports on Form 8-K

         Report on Form 8-K dated November 1, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

     2 1. Agreement and Plan of Merger, dated as of December 19, 1999, as amended by Amendment No. 1 dated as of February 18, 2000, among Monsanto Company, MP Sub, Incorporated and Pharmacia & Upjohn, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form S-4 filed on February 22, 2000, File No. 333-30824)

               2. Stock Option Agreement, dated as of December 19, 1999, by and between Monsanto Company, as Issuer, and Pharmacia
               & Upjohn, Inc., as Grantee (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form S-4 filed on February 22, 2000, File No. 333-30824)

               3. Stock Option Agreement, dated as of December 19, 1999, by and between Pharmacia & Upjohn, Inc. and Monsanto Company, as Grantee (incorporated herein by reference to Exhibit 2.3 of the Registrant's Form S-4 filed on February 22, 2000, File No. 333-30824)

               4. Form of Separation Agreement by and between Pharmacia Corporation and Monsanto Company dated as of September 1, 2000 Grantee (incorporated herein by reference to Exhibit 2.1 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

     3 1. Restated Certificate of Incorporation of the Company as of October 28, 1997 (incorporated herein by reference to Exhibit 3(i) of the Registrant's Form 10-Q for the quarter ended September 30, 1997)

               2. Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, effective March 31, 2000 (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-8 filed on April 5, 2000)

               3. By-Laws of the Registrant, as amended and restated effective March 31, 2000 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-Q for the quarter ended March 31, 2000)

     4 1. Form of Rights Agreement, dated as of December 19, 1999 between the Company and EquiServe Trust Company N.A., First Chicago Trust Company as successor to The First National Bank of Boston (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on December 30, 1999)

               2. Master Unit Agreement, dated as of November 30, 1998, by and between the Company and The First National Bank of Chicago, as Unit Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 14, 1998)

               3. Call Option Agreement, dated as of November 30, 1998, by and between Goldman, Sachs & Co., as Call Option
               Holder, and The First National Bank of Chicago, as Unit Agent and as Attorney-In-Fact (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K filed on December 14, 1998)

               4. Pledge Agreement, dated as of November 30, 1998, by and among the Company, Goldman, Sachs & Co., as Call Option Holder, First Union National Bank, as Collateral Agent and Securities Intermediary, and The First National Bank of Chicago, as Unit Agent and as Attorney-In-Fact (incorporated herein by reference to Exhibit 4.4 of the Registrant's Form 8-K filed on December 14, 1998)

               5. Indenture dated as of February 1, 1990, with respect to debt securities issued by the Upjohn Employee Stock Ownership Trust and 9.79% Amortizing Notes, Series A, Due February 1, 2004, issued by the Upjohn Employee Stock Ownership Trust and guaranteed by the Registrant (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request)

               6. Indenture dated as of August 1, 1991 between Pharmacia & Upjohn, Inc. and The Bank of New York, as trustee, with respect to Debt Securities issued thereunder from time to time (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request)

     10        1. The Pharmacia & Upjohn, Inc. Long-Term Incentive Plan
              (as Amended and Restated as of June 1, 2000)

               2. Pharmacia Corporation Management Incentive Plan
               (as Amended and Restated as of June 1, 2000)

               3. 2000 Operations Committee Incentive Plan (as amended November 2000)

               4. 2000 Operations Committee Incentive Plan

               5. 1999 Operations Group Incentive Plan

               6. Employment Agreement with Timothy G. Rothwell dated July 31, 2000

               7. Employment Agreement with Philip Needleman, Ph.D. dated October 29, 2000

               8. Phantom Share Agreement with Hendrik Verfaillie dated September 1, 2000

               9. Form of Tax Sharing Agreement by and between Pharmacia Corporation and Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.5 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

               10. Form of Employee Benefits and Compensation Allocation Agreement between Pharmacia Corporation and Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.6 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

               11. Form of Intellectual Property Transfer Agreement by and between Pharmacia Corporation and Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.7 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

               12. Form of Services Agreement dated as of September 1, 2000, by and between Pharmacia Corporation and Monsanto Company (incorporated herein by reference to Exhibit 10.8 Of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

               13. Form of Corporate Agreement dated as of September 1, 2000 by and between Pharmacia Corporation and Monsanto Company (incorporated herein by reference to Exhibit 10.9 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956)

     11        Omitted--Inapplicable; see "Note G of Notes to Financial
               Statements"

     15        Omitted - Inapplicable

     18        Omitted - Inapplicable

     19        Omitted - Inapplicable

     22        Omitted - Inapplicable

     23        Omitted - Inapplicable

     24        Omitted - Inapplicable

     27 Financial Data Schedule (part of electronic submission only)

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA CORPORATION
                                        ---------------------
                                        (Registrant)


DATE:  November 14, 2000                /S/R. G. Thompson
                                        R. G. Thompson
                                        Senior Vice President
                                        and Corporate Controller