Form 10-K
period 2000-12-31
PHARMACIA CORP /DE/
filed 2001-03-26
CIK 67686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                         OR

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________

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

                 100 Route 206 North, Peapack, New Jersey 07977

               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number,
            including area code                  888/768-5501

           Securities registered pursuant to Section 12(b) of the Act:

        Common Stock (par value $2.00)                 New York Stock Exchange
      Rights to Purchase Preferred Stock               New York Stock Exchange
               (Title of class)                 (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE -- Composite Transactions closing price on March 5, 2001 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $70 billion.

The number of shares of Common Stock, $2.00 par value, outstanding as of March 5, 2001 is 1,299,799,632 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Proxy Statement are incorporated into Parts I and III of this Report.

Portions of the 2000 Annual Report to shareholders are incorporated in Parts I, II and IV of this Report.

                           FORWARD-LOOKING INFORMATION

Certain statements contained in this Report, as well as in other documents incorporating by reference all or part of this Report, are "forward-looking statements" provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of the Company's business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance, future research and development results, anticipated regulatory filings and approvals, and other future matters.

These forward-looking statements are based on the information that was currently available to the Company, and the expectations and assumptions that were deemed reasonable by the Company, at the time when the statements were made. The Company does not undertake any obligation to update any forward-looking statements in this Report or in any other communications of the Company, whether as a result of new information, future events, changed assumptions or otherwise, and all such forward-looking statements should be read as of the time when the statements were made, and with the recognition that these forward-looking statements may later prove to be incorrect.

Among the many factors that may cause or contribute to actual results or events being materially different from those expressed or implied by such forward-looking statements are acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the Company's structure or business; competitive effects from current and new products, including generic products, sold by other companies; price constraints imposed by managed care groups, institutions and government agencies; governmental actions which result in lower prices for the Company's products; the Company's ability to discover and license new compounds, develop product candidates, obtain regulatory approvals and market new products; the Company's ability to secure and defend its intellectual property rights; the Company's ability to attract and retain management and other key employees;

product developments, including adverse reactions or regulatory actions; social, legal, political and governmental developments, especially those relating to health care reform, pharmaceutical pricing and agricultural biotechnology; seasonal and weather conditions affecting agricultural markets; new product, antitrust, intellectual property or environmental liabilities; changes in foreign currency exchange rates or in general economic or business conditions; changes in applicable laws and regulations; changes in accounting standards or practices; and such other factors that may be described elsewhere in this Report or in other Company filings with the U.S. Securities and Exchange Commission ("SEC").

                                     PART I

ITEM 1.   BUSINESS

                                CORPORATE HISTORY

          Pharmacia Corporation (the "Company" or "Pharmacia"), a Delaware corporation, was created through the merger (the "Merger") of Monsanto Company ("former Monsanto") and Pharmacia & Upjohn, Inc. ("P&U") on March 31, 2000. In the Merger, former Monsanto was renamed Pharmacia Corporation and is the public company, while P&U became a subsidiary of Pharmacia. However, the corporate structure has no material effect on operation of the Company's business. References to the Company or Pharmacia prior to March 31, 2000 refer to former Monsanto.

          After the Merger, the agricultural operations of former Monsanto were transferred to a newly created subsidiary of Pharmacia. The subsidiary was named Monsanto Company ("new Monsanto") in order to facilitate recognition of the continuing business by the Company's agricultural customers. On October 23, 2000, 14.74% of the shares of new Monsanto were sold to the public in an initial public offering.

                              SEGMENT DESCRIPTIONS

          For SEC reporting purposes, the Company's business is divided into three business segments: Prescription Pharmaceuticals, Agricultural Productivity, and Seeds and Genomics. The Company also operates several business units that do not constitute reportable business segments. Further information on the Agricultural Productivity and the Seeds and Genomics segments is included in the Monsanto Company Form 10-K for the fiscal year ended December 31, 2000.

PRESCRIPTION PHARMACEUTICALS

           The Company's Prescription Pharmaceuticals segment involves the business and activities engaged in, supporting or related to the research, development, registration, manufacture and sale of prescription pharmaceutical products, including general therapeutics, opthalmology, and hospital products, which include oncology products and diversified therapeutics.

          The Company's leading prescription products, including Celebrex, Ambien, Xalatan, Genotropin, Camptosar and Detrol, are all market leaders in their respective categories.

           Celebrex, the first selective cyclooxygenase-2 ("COX-2") nonsteroidal anti-inflammatory drug, is the world's top selling prescription arthritis medication. Celebrex is used for the treatment of both osteoarthritis and rheumatoid arthritis. During the second half of 2000, Celebrex was launched in the European Union and is now available in over 70 countries. Celebrex is co-promoted (or, where required by law, co-marketed) by Pfizer, Inc. in the U.S. and Europe and by Yamanouchi in Japan. The principal competitor to Celebrex is VIOXX, another selective COX-2 inhibitor, sold by Merck & Co., which competes by claiming faster onset and an indication for acute pain, for which Celebrex is not indicated. In the second half of 2000, the Company filed a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for parecoxib, the first injectable selective COX-2 inhibitor, which is being reviewed for the treatment of acute pain. In March 2001, the Company filed an NDA with the FDA for valdecoxib, an oral, second-generation selective COX-2 inhibitor, which is being reviewed for the treatment of osteoarthritis, rheumatoid arthritis and acute pain.

          Ambien, the leading short-term treatment for insomnia in the U.S., was in-licensed from Sanofi-Synthelabo under terms which allow Sanofi-Synthelabo to reacquire all rights to Ambien by making a significant final payment to the Company.

          Xalatan, the world's top selling branded glaucoma product, treats glaucoma by lowering intraocular pressure through a novel mechanism of action. During 2000, Xalcom, a fixed combination of the Company's Xalatan and timolol, was approved in Sweden and received a second approvable letter from the FDA. Xalcom provides a stronger reduction in intraocular pressure.

          Genotropin, the world's leading recombinant human growth hormone, is used for treating children and adults with growth hormone deficiency. Genotropin is also used for other minor indications. Adding to the Company's endocrine treatment business, in early 2001, the Company completed its acquisition of Sensus Drug Development Corporation, which has filed an NDA with the FDA for pegvisomant, a growth hormone receptor antagonist, which is being reviewed for the treatment of acromegaly, a life-threatening disorder caused by overproduction of growth hormone. This product has been granted orphan drug status by the FDA and designated for priority review.

          Camptosar, for first-line therapy in metastatic colorectal cancer, is the leading treatment for colorectal cancer in the U.S. The product was in-licensed from Yakult Honsha Co. for marketing in the U.S. In addition to Camptosar, the Company markets several other oncology drugs. Pharmorubicin is one of the most commonly used treatments for breast cancer in Europe, and is marketed under the tradename Ellence in the U.S. for the adjuvant treatment of patients with breast cancer. Aromasin, an oral hormonal drug that blocks the production of estrogen, was launched during 2000 in the U.S. and in key markets in Europe and Latin America as a second-line breast cancer treatment. The Company's subsidiary, Sugen, Inc., has developed proprietary technology platforms to identify small molecule drugs which target specific cellular signal transduction pathways and may have oncological or other therapeutic uses.

          Detrol/Detrusitol is the world's leading branded therapy for overactive bladder. Detrol LA, a once-daily therapy for the treatment of overactive bladder, was launched in the U.S. in January 2001, and received initial European Union approval in Sweden, where it will be marketed as Detrusitol SR.

          Zyvox, launched in the U.S. in 2000 and in the U.K. in early 2001, with launch throughout Europe later in 2001, is indicated for the treatment of patients with severe gram-positive infections. Zyvox is the lead compound in the oxazolidinone class of antibiotics, the first of a completely new class of antibiotics to be introduced in more than 30 years. Zyvox augments the Company's existing line of antibiotics, including the Cleocin/Dalacin line.

OTHER PHARMACEUTICALS

          The Company operates several business units that do not constitute reportable business segments for SEC purposes. These businesses include consumer health care, animal health, diagnostics, pharmaceutical commercial services, biotechnology investments and plasma products.

          The consumer health care business consists of self-medication products that are available to consumers over-the-counter without a prescription, including the Nicorette line of products to treat tobacco dependency, and Rogaine (Regaine outside the U.S.) products for the treatment of hereditary hair loss. The animal health business produces and markets both pharmaceuticals and feed additives for livestock and pets, including Naxcel/Excenel, an antibiotic used to treat a variety of infections, and Lincomix/Linco-Spectin, an antibiotic used to treat swine and poultry infections. The diagnostics business is the world leader in the sale of in vitro allergy diagnostic equipment. The pharmaceutical commercial services business develops, manufactures and markets certain bulk pharmaceutical chemicals and selected specialty chemicals to third parties. The

Company's biotechnology investments include the Company's 45% ownership of Amersham Pharmacia Biotech, Ltd., one of the world's leading suppliers of biotechnology equipment and supplies for life science research, and the Company's 41% ownership of Biacore International AB, which develops, manufactures and markets advanced scientific instruments employing affinity-based biosensor technology.


          The Sweden-based plasma products business prepares and markets products derived from blood plasma. The Company is considering the transfer of its plasma products business, together with its metabolic diseases research unit, also located in Sweden, to a new company to be financed by external investors, with the Company maintaining a minority interest.

          In 2000, the Company sold its artificial sweetener business (bulk aspartame and tabletop sweeteners) and its biogums business.

AGRICULTURAL PRODUCTIVITY

          The Agricultural Productivity segment consists of crop protection products, animal agriculture and the environmental technologies business lines. The Company's leading crop protection product is the Roundup brand family of herbicides. The U.S. patent on glyphosate, the active ingredient in Roundup herbicide, expired in September of 2000. To meet increased competition from generic and other branded glyphosate products, the Company selectively reduced prices for glyphosate products to encourage new uses and increase sales volumes. Sales of glyphosate products will be affected by the extent conservation tillage is used and the number of acres planted with products with Roundup Ready traits. The Company also markets selective chemistry products, including HarnessXtra, a corn herbicide, and a new wheat herbicide.

         Animal agriculture includes the Posilac brand of bovine somatotropin, which is an injectable protein-based productivity enhancer for lactating dairy cows, and DEKALB Swine, which supplies premium genetics to the pork industry. The environmental technologies business designs and builds chemical plants and plant process systems, including sulfuric acid plants, cogeneration facilities and air pollution control systems.

SEEDS AND GENOMICS

          The Seeds and Genomics segment is comprised of the global seeds and related trait businesses and genetic technology platforms. The Company breeds, grows and sells both conventional seeds, particularly corn, soybeans, wheat, canola and sunflowers, and seeds with biotechnology traits, including Roundup Ready soybeans, cotton, canola and corn; YieldGard insect-protected corn; and Bollgard and Roundup Ready traits in cotton.

                            RESEARCH AND DEVELOPMENT

          The Company's pharmaceutical R&D efforts focus on discovering or licensing and developing new innovative pharmaceuticals offering high therapeutic benefits in areas where the Company believes it can establish a leading global position.

          R&D in the Agricultural Productivity segment focuses on developing proprietary Roundup formulations and more powerful glyphosate-based solutions. R&D in the Seeds and Genomics segment focuses on seed breeding and developing proprietary biotechnology-based traits.

          The Company's total expenses for research and development in all businesses were: $2.8 billion in 2000; $2.8 billion in 1999; and $2.2 billion in 1998. Expenses for research and development related to Agricultural Productivity and Seeds and Genomics were: $558 million in 2000; $695 million in 1999; and $536 million in 1998.

                                   COMPETITION

          The pharmaceutical industry is highly competitive. The Company's principal pharmaceutical competitors consist of major international corporations with substantial resources. A drug may be subject to competition from alternative therapies during the period of patent protection and thereafter it will be subject to further competition from generic products.

          The Company's competitive position depends, in part, upon its continuing ability to discover, acquire and develop innovative, cost-effective new products, as well as new indications and product improvements protected by patents and other intellectual property rights. The Company also competes on the basis of price and product differentiation.

          The global markets for agricultural products are highly competitive. Competition is expected to intensify as the result of continuing industry consolidation, patent expiration for Roundup herbicide in the United States and increased expenditures on the development and commercialization of biotechnology traits. Competitive success in crop protection products is dependent upon price, product performance, the quality of solutions offered to growers, and the quality of service to distributors and growers. There are between five and ten major global competitors in agricultural chemical markets. Significant competition for Roundup herbicide also comes from glyphosate producers in China, that sell to both local and export markets.

          Within the seeds business there are relatively few global competitors; however, the Company competes with hundreds of local and regional companies. In certain countries the Company also competes with government-owned seed companies, and may also compete with saved seed practices of growers. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success. In addition, strong distributor and grower relationships have been have been important in the United States and other countries.

          The Company's traits compete directly with traits developed by other companies as well as with agricultural chemicals. Other agrichemical marketers produce chemical products that compete with Roundup and Roundup Ready systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, and also from academic researchers, biotechnology boutiques and numerous firms that are investigating gene function with principal focus on human applications.
The primary factors underlying the competitive success of traits are public acceptance, governmental approvals, performance, timeliness of introduction, value and environmental impact.

                                    EMPLOYEES

          The Company has approximately 59,000 employees worldwide, with approximately 14,700 supporting the agricultural business. The number of employees is continually changing based on realignment of operations and workforce needs.

          The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.

                     CUSTOMERS AND DISTRIBUTION OF PRODUCTS

          The Company's pharmaceutical products are sold worldwide to distributors and wholesalers, health care providers, veterinarians, drug stores, food stores and mass merchandisors. The Company markets its products through its own marketing companies, through co-marketing or co-promotion partners, and through local distributors and licensees.

          The Company's agricultural business sells to a variety of customers in the agricultural industry, including individual growers, seed companies, distributors, independent retailers and agricultural cooperatives, we well as other major agricultural chemical producers. The Company has a worldwide distribution and sales and marketing organization that consolidates the sales forces of its crop protection and seeds and traits operations.

                         SEASONALITY AND WORKING CAPITAL

          Sales of the Company's agricultural products fluctuate based on the local planting and growing seasons. North America, the largest market, records substantially all of its sales in the first half of the year, while South America, a much smaller market, records substantially all of its sales in the second half of the year. Consistent with industry practice, the Company regularly extends credit to customers to enable them to acquire agricultural chemicals and seeds at the beginning of the growing season, which requires the Company to borrow funds to finance accounts receivable and inventories. Short-term debt is the primary source to fund the Company's agricultural working capital.

          Sales of pharmaceutical products are not materially affected by seasonality or working capital issues.

                       RAW MATERIALS AND ENERGY RESOURCES

          The Company is a significant purchaser of a variety of basic and intermediate raw materials. The Company is not dependent on any one supplier for its raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. However, additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations.

          The Company purchases all of its North American supply of elemental phosphorus from a joint venture owned 99% by new Monsanto. Alternate sources of elemental phosphorus are available from other suppliers based in the United States, the Netherlands and China.

                             PATENTS AND TRADEMARKS

          All product names, indicated in italics throughout this document, are trademarks owned by, or licensed to, the Company, except that Ambien is a registered trademark of Sanofi-Synthelabo, Inc.; and Camptosar is a registered trademark of Yakult Honsha Co., Ltd. VIOXX is a registered trademark of Merck & Co.

          The Company believes that the patents, trademarks and other intellectual property owned or licensed by the Company, taken as a whole, are material to its business.

          The Company's major pharmaceutical products are protected by patents with substantial remaining life. Celebrex is protected by a U.S. patent until 2013; Xalatan until 2011; Camptosar until 2007; Detrol until 2012; and Zyvox until 2014. The U.S. patent on Ambien expires in 2006, but the Company will lose marketing rights to the product in April 2002. Genotropin is no longer protected by a compound patent, but the Company has patented proprietary delivery devices.

          The Company's insect resistant seed traits (including YieldGard trait in corn seed and Bollgard trait in cotton seed) are protected by U.S. patents until 2013. The Company's herbicide resistant seed traits (Roundup Ready traits in cotton seed, corn seed, canola seed and soybean seed) are protected by U.S. patents until 2014. The gene transformation technology used for Roundup Ready soybean, corn, canola and cotton products is protected by U.S. patents until 2007.

          See "Legal Proceedings" below for a description of litigation relating to the patents for the Company's products.

                            INTERNATIONAL OPERATIONS

          The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 2000 amounted to 45% of the Company's total worldwide sales.

          The Company's international operations are subject to a number of risks and uncertainties, such as: local economic and business conditions; fluctuations in currency values and foreign exchange rates; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; legislative and regulatory controls on pricing of products; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. See "Note 20: Segment Information" on page 71 appearing in Exhibit 13 of this Report and incorporated herein by reference.

                             ENVIRONMENTAL MATTERS

          The Company is subject to extensive environmental legislation and regulation, requiring substantial environmental compliance costs, including capital expenditures related to future production. Projects related to the prevention, mitigation and elimination of environmental effects are implemented worldwide.

          Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, estimated capital expenditures for environmental protection in 2000 were $60 million and are estimated to be approximately $90 million in 2001. Operating expenses for compliance with environmental protection laws and regulations in 2000 are estimated to have been in excess of $110 million. Management estimates that such operating expenses will be in excess of $130 million in each of years 2001 and 2002.

                  With regard to the Company's discontinued industrial chemical facility in North Haven, Connecticut, the Company may soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency ("EPA"). As the corrective action progresses, it may become appropriate to reevaluate the Company's existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses at this time. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

          Under the terms of the Separation Agreement with new Monsanto, new Monsanto is responsible for remediation liabilities at existing and former manufacturing locations and certain off-site disposal and formulation facilities used by the agricultural business.

ITEM 2.   PROPERTIES

          The Company's pharmaceutical businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Skokie, Illinois; St. Louis, Missouri; South San Francisco, California; Stockholm and Helsingborg, Sweden; Milan, Italy; Puurs, Belgium; Japan and Puerto Rico. The agricultural businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in St. Louis County, Missouri; Alvin, Texas, Antwerp, Belgium; Augusta, Georgia; Fayetteville, North Carolina; Luling, Louisiana; Muscatine, Iowa; Rock Springs, Wyoming; Sao dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas and Zarate, Argentina. Another significant chemicals manufacturing facility is under construction in Camacari, Brazil. The Company's pharmaceutical headquarters are located in Peapack, New Jersey and the headquarters for the agricultural business are located in St. Louis, Missouri. The Company believes its properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.


ITEM 3.   LEGAL PROCEEDINGS

          On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the Company and certain of its subsidiaries as well as Pfizer, Inc. The University asserts that its U.S. patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University has sought injunctive relief, as well as monetary compensation for infringement of the patent. The trial has been tentatively scheduled for September 2002.

          On May 19, 1995, Mycogen Plant Sciences, Inc. filed suit against former Monsanto in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. On November 10, 1999, the court granted summary judgment in the Company's favor and dismissed all of Mycogen's patent claims, finding Mycogen's patent invalid on the basis of the Company's prior invention, as determined in the Delaware Bt action described below. Previously, the court had also held that products containing Bt genes made prior to January 1995 did not infringe Mycogen's patent. Mycogen has filed an appeal with the Court of Appeals for the Federal Circuit seeking to overturn the dismissal.

          In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that former Monsanto failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the Company awarding damages totaling approximately $175 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the Company's favor. Mycogen's subsequent motion for rehearing has been denied. Mycogen's petition with the California Supreme Court requesting further review was accepted on October 25, 2000, and their appeal of the reversal of judgment is continuing. The Company believes that its position is correct and that the decision of the appellate court should be upheld, and will continue to vigorously defend its position. In the event that Mycogen were to prevail in the California Supreme

Court, further proceedings would be required to consider issues not yet addressed in the lower court, including the speculative nature of the damages for future lost profits.

          Former Monsanto is also a party in interference proceedings against Mycogen in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology, and has requested a stay of the interference proceeding pending determination of Mycogen's appeal. Under U.S. law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with the new Monsanto's Bt technology, the U.S. Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. This interference proceeding is directly impacted by the outcome of the Delaware Bt Action described below.

          On October 22, 1996, Mycogen Corporation filed suit against former Monsanto, DEKALB Genetics (subsequently acquired by former Monsanto) and Delta and Pine Land in the U.S. District Court in Delaware alleging infringement of two Bt-related patents (the "Delaware Bt Action"). The jury trial concluded on February 3, 1998, with a verdict in favor of all defendants. Mycogen's patents were invalidated on the basis that it was a prior inventor. On September 8, 1999, the district court issued a revised order that upheld the jury verdict and ruled that Mycogen's patents were invalid due to their prior invention and lack of enablement. On March 12, 2001, the Court of Appeals for the Federal Circuit affirmed the verdict that had invalidated Mycogen's patents on the basis of prior invention.


          On November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A. ("Aventis") filed suit in the U.S. District Court in North Carolina against the former Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis' technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis' claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB's inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB has filed an appeal of the jury verdict to the Court of Appeals for the Federal Circuit. On March 8, 2000, Aventis filed with the Court of Appeals for the Federal Circuit its notice to appeal certain district court rulings that denied claims for further equitable relief against the Company, including the court's ruling that former Monsanto was a bona fide licensee. If the Company loses, new Monsanto could be precluded from marketing its current product. However, new Monsanto and DEKALB Genetics expect to replace this specific type of herbicide-tolerant corn with new technology not associated with Aventis' claims in this litigation. The new technology has been approved in the United States and Canada, and if approval to import into Japan is received as anticipated, new Monsanto expects to make this new technology available in the United States for the Spring, 2001 planting season. Pending the conclusion of this litigation, new Monsanto, its licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, new Monsanto's wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from the Company or DEKALB pursuant to these proceedings.

          On December 14, 1999, a class action lawsuit claiming unspecified damages was filed against former Monsanto in the U.S. District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that the Company violated various antitrust laws and unspecified international laws through the Company's patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees.

          On February 14, 2000, a class action lawsuit claiming unspecified damages was filed against former Monsanto in the U.S. District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case.

          In December 2000, on former Monsanto's motion, both of these lawsuits were ordered transferred to the United States District Court for the Eastern District of Missouri. Plaintiffs have requested reconsideration of this ruling.

          On March 27, 2000, DuPont filed a suit against former Monsanto in the U.S. District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a DuPont herbicide product has not been successfully introduced into the marketplace due to alleged anti-competitive practices that have enhanced new Monsanto sales of Roundup herbicide and Roundup Ready cotton. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of former Monsanto's advertising campaigns. Former Monsanto entered into a glyphosate supply agreement with DuPont in December 1999. A jury trial is scheduled to commence in October 2001. The Company denies that it has engaged in any anti-competitive activities.

          On March 30, 2000, DuPont filed a suit against former Monsanto and Asgrow in the U.S. District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by former Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations and that former Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated former Monsanto's development of glyphosate tolerant soybeans. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of former Monsanto's advertising campaigns. Former Monsanto has filed to dismiss the lawsuit based on statute of limitations and estoppel. The Company denies that it has engaged in any anti-competitive activities.

          On December 30, 1999, following former Monsanto's announcement that it had withdrawn its filing for U.S. antitrust clearance of the proposed merger with Delta and Pine Land in light of the Department of Justice's unwillingness to approve the transaction on commercially reasonable terms, two alleged holders of Delta and Pine Land common stock filed a derivative and class action lawsuit against former Monsanto, Delta and Pine Land and members of the Delta and Pine Land board of directors in the Delaware Court of Chancery. Plaintiffs allege that Delta and Pine Land has been harmed by the termination of the effort to complete the merger and that the individual defendants have a continuing duty to seek a value-maximizing transaction for the stockholders, and requested unspecified compensatory damages, costs, disbursements and fees. On July 28, 2000, this proceeding was dismissed.

          On January 18, 2000, Delta and Pine Land reinstituted a suit against former Monsanto in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from former Monsanto's alleged failure to exercise reasonable efforts to complete the merger. The parties have agreed that following the dismissal of certain shareholder litigation initiated against Delta and Pine Land and former Monsanto in Delaware, all remaining litigation between the companies will proceed in Mississippi. On December 19, 2000, Delta and Pine Land moved for leave to file an amended complaint, to add an allegation that former Monsanto tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. Delta and Pine Land also filed a new lawsuit against former Monsanto in Bolivar County, Mississippi, on that same date, asserting only the tortious interference claim.

          Since the 1984 termination of the class action litigation against various manufacturers, including former Monsanto, of the herbicide Agent Orange used in the Vietnam war, former Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, filed against former Monsanto and The Dow Chemical Company in Seoul, Korea in October 1999. Approximately 13,760 Korean veterans of the Vietnam war allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. The Company is also subject to ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. On December 2, 1999, plaintiffs filed a class action lawsuit against former Monsanto and five other herbicide manufacturers in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 U.S. service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the U.S. District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States.

          On March 7, 2000, the U.S. Department of Justice filed suit on behalf of the EPA in U.S. District Court for the District of Wyoming against former Monsanto, Solutia (the former Monsanto's chemical business spun-off in 1997) and P4 Production, seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. In light of the government's lawsuit, the companies have voluntarily dismissed a declaratory judgement action that they had previously brought, and have raised the same issues as an affirmative defense to this action, arguing that it is precluded by the doctrine of res judicata because the companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgement on the grounds of claim preclusion, including the doctrines of res judicata and release.

          Pursuant to the Separation Agreement, new Monsanto assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although the Company may remain the named defendant or plaintiff in these cases, new Monsanto will manage the litigation. In addition, in the proceedings where the Company is the defendant, new Monsanto will indemnify the Company for costs, expenses and any judgments or settlements; and in the proceedings where the Company is the plaintiff, new Monsanto will pay the fees and costs of, and receive any benefits from, this litigation.

          The Company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, the Company does not believe that the resolution of these proceedings, either individually or taken as a whole, will have a material adverse effect on its financial position, profitability or liquidity. Please see the section captioned "environmental matters" for information concerning the Company's discontinued industrial chemical facility in North Haven, Connecticut.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is contained in Item 10 of Part III of this report (General Instruction G) and is incorporated herein by reference.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is listed and traded on the New York Stock Exchange under the symbol PHA. As of March 5, 2001, there were 76,355 holders of record of the Common Stock.

          Information regarding dividends and related shareholder matters appearing in Note 16 "Shareholders' Equity" on page 67 and market prices for the Company's Common Stock appearing under the caption "Quarterly Data" on page 74 of the 2000 Annual Report are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

          Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Background information for the Board of Directors, including Fred Hassan, the Company's Chairman and Chief Executive Officer, is incorporated herein by reference from the Company's 2001 Proxy Statement on pages 3 through 7. In addition to Fred Hassan, the following are the Company's executive officers:

                  Goran A. Ando, M.D., age 51, Executive Vice President and President, Research and Development since March 2000; and Executive Vice President and President, Research & Development of P&U from November 1995 to March 2000.

                  Hakan Astrom, age 53, Senior Vice President, Strategy and Corporate Affairs since March 2000; and Senior Vice President, Corporate Strategy and Investor Relations of P&U from November 1995 to March 2000. He is also a director of new Monsanto.

                  Richard T. Collier, age 47, Senior Vice President and General Counsel since March 2000; Senior Vice President and General Counsel of P&U from December 1997 to March 2000; and Senior Vice President and General Counsel of Rhone-Poulenc Rorer from December 1994 to December 1997.

                  Christopher J. Coughlin, age 48, Executive Vice President and Chief Financial Officer since March 2000; Executive Vice President and Chief Financial Officer of P&U from March 1998 to March 2000; President, Nabisco International from 1997 to March 1998; and Executive Vice President and Chief Financial Officer of Nabisco from 1996 to 1997. He is also a director of new Monsanto.

                  Carrie Smith Cox, age 43, Executive Vice President and President, Global Prescription Business since February 2001; Executive Vice President and President, Global Business Management from March 2000 to February 2001; Senior Vice President and Head, Global Business Management of P&U from 1997 to March 2000; Vice President, Women's Health Care at Wyeth-Ayerst Laboratories, a division of American Home Products, since before 1996.

                  Stephen P. MacMillan, age 37, Sector Vice President, Global Specialty Operations since March 2000; Sector Vice President, Global Specialty Operations of P&U from December 1999 to March 2000; President of Johnson & Johnson-Merck Consumer Pharmaceuticals from December 1998 to December 1999, Vice President of Marketing and Professional Sales at McNeil Consumer Products, a division of Johnson & Johnson, from March 1997 to December 1998; and other positions at Johnson & Johnson before that.

                  Philip Needleman, age 62, Senior Executive Vice President, Chief Scientific Officer, and Chairman, Research & Development since March 2000; and Senior Vice President, Research and Development and Chief Scientist of former Monsanto and Co-President of G. D. Searle & Co. from 1996 to March 2000.

                  Timothy G. Rothwell, age 50, Executive Vice President, and President, Global Prescription Business since February 2001; Executive Vice President, and President, Global Pharmaceutical Operations from March 2000 to February 2001; Executive Vice President and President, Global Pharmaceutical Operations of P&U from 1998 to March 2000; President of Rhone-Poulenc Rorer; and Executive Vice President and President, Pharmaceutical Operations of Rhone-Poulenc Rorer from 1995 to 1997.

                  Hendrik A. Verfaillie, age 55, Executive Vice President and Chief Executive Officer, Monsanto Agricultural Operations of Pharmacia since March 2000 and President and Chief Executive Officer of new Monsanto since October 2000; President of former Monsanto from 1997 to 1999; and Vice President, former Monsanto from 1995 to 1997. He is also a director of new Monsanto.



ITEM 11. EXECUTIVE COMPENSATION

         The following information from the Company's 2001 Proxy Statement is incorporated herein by reference: "Directors' Fees and Other Arrangements" on page 12; "Executive Compensation" on pages 13 through 25; "Approval of the 2001 Long-Term Incentive Plan (Proxy Item 2)" on pages 26 through 30; and "Approval of The Operations Committee Incentive Plan (Proxy Item 3)" on pages 31 through 33.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 8 and 9 of the Company's 2001 Proxy Statement are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information from the Company's 2001 Proxy Statement is incorporated herein by reference: Transactions and Relationships with Directors" on page 12; and "Other Information Regarding Management -- Indebtedness" on page 26.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report

         1.       FINANCIAL STATEMENTS

                  The following are included in the 2000 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8.

                           Report of Independent Accountants --
                           PricewaterhouseCoopers LLP.

                           Consolidated Statements of Earnings, Years ended December 31, 2000, 1999 and 1998.

                           Consolidated Balance Sheets, December 31, 2000 and 1999.

                           Consolidated Statements of Shareholders' Equity, Years ended December 31, 2000, 1999 and 1998.

                           Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998.

                           Notes to Consolidated Financial Statements.

                  The Reports of Independent Auditors, Deloitte & Touche LLP, regarding the audits of former Monsanto Company as of and for the two-year period ended December 31, 1999 and of new Monsanto Company as of and for the year ended December 31, 2000. Refer to Exhibit 99.

         (a)2.    FINANCIAL STATEMENT SCHEDULES

                            NONE REQUIRED

         (1) Schedules are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

         (2) Financial statements of 50 percent-or-less-owned affiliated persons are omitted because such persons, in the aggregate, do not constitute a significant subsidiary.

         (3). Exhibits -- See the Exhibit Index beginning on page 33 of this Report. For a listing of all management contracts and compensatory plans or arrangements to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 1 through 18 on pages 33 through 36 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

                  (15) Employment Agreement with Goran Ando dated September 7, 2000

                  (16)    Executive Life Insurance Plan of the Registrant

                  (17) Amendment No. 1 dated January 25, 2001 to Agreement with Robert B. Shapiro dated December 19, 1999

                  (18)    2001 Annual Incentive Plan Summary, as approved by
                          the Monsanto Company Board of Directors on December 7, 2000

(11)         Omitted -- Inapplicable; see "Note 8 of Notes to Financial
             Statements"

(13)         2000 Annual Report to Shareholders

(21)         Subsidiaries of the Registrant

(23)     (1) Consent of Independent Accountants -- PricewaterhouseCoopers LLP

         (2) Consent of Independent Accountants -- Deloitte & Touche LLP

(24) Certified copy of Board resolution authorizing Form 10-K filing

(99)         Reports of Independent Accountants -- Deloitte & Touche LLP

(b)          Reports on Form 8-K during the quarter ended December 31, 2000:

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

                                                PHARMACIA CORPORATION



                                                By:  /s/ Fred Hassan
                                                    ----------------------------
                                                    Fred Hassan
                                                    Chairman and Chief Executive
                                                    Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                         Title                                Date
               ---------                         -----                                ----

        /s/ Fred Hassan               Chairman and Chief Executive Officer      February 21, 2001
----------------------------------    and Director
            Fred Hassan

   /s/ Christopher J. Coughlin        Executive Vice President                  February 21, 2001
----------------------------------    (Chief Financial Officer)
       Christopher J. Coughlin

     /s/ Robert G. Thompson           Senior Vice President                     February 21, 2001
----------------------------------    (Chief Accounting Officer)
         Robert G. Thompson

      /s/ Frank C. Carlucci           Director                                  February 21, 2001
----------------------------------
          Frank C. Carlucci

     /s/ M. Kathryn Eickhoff          Director                                  February 21, 2001
----------------------------------
         M. Kathryn Eickhoff

       /s/ Michael Kantor             Director                                  February 21, 2001
----------------------------------
           Michael Kantor
                                                                                February 21, 2001
      /s/ Gwendolyn S. King           Director
----------------------------------
          Gwendolyn S. King

         /s/ Philip Leder             Director                                  February 21, 2001
----------------------------------
             Philip Leder

----------------------------------    Director
        Berthold Lindqvist

            /s/ Olof Lund             Director                                  February 21, 2001
----------------------------------
             Olof Lund

                                      Director
----------------------------------
        C. Steven McMillan
                                                                                February 21, 2001
       /s/ William U. Parfet          Director
----------------------------------
           William U. Parfet
                                                                                February 21, 2001
     /s/ Jacobus F. M. Peters         Director
----------------------------------
         Jacobus F. M. Peters


               Signature                         Title                                Date
               ---------                         -----                                ----

       /s/ Ulla B. Reinius            Director                                  February 21, 2001
----------------------------------
           Ulla B. Reinius
                                      Director
----------------------------------
          John E. Robson

                                      Director
----------------------------------
       William D. Ruckelshaus

      /s/ Bengt Samuelsson            Director                                  February 21, 2001
----------------------------------
          Bengt Samuelsson

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.  Description
-----------  -----------
    (2)      (1)  Agreement and Plan of Merger, dated as of December 19, 1999, as amended by Amendment No. 1 dated as of February 18, 2000, among Monsanto Company, MP Sub, Incorporated and Pharmacia &
                  Upjohn, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form S-4 filed on February 22, 2000,
                  File No. 333-30824)

             (2) Stock Option Agreement, dated as of December 19, 1999, by and between Monsanto Company, as Issuer, and Pharmacia &
                  Upjohn, Inc., as Grantee (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form S-4 filed on February 22, 2000, File No. 333-30824)

             (3) Stock Option Agreement, dated as of December 19, 1999, by and between Pharmacia & Upjohn, Inc. and Monsanto Company, as
                  Grantee (incorporated herein by reference to Exhibit 2.3 of the Registrant's Form S-4 filed on February 22, 2000, File
                  No. 333-30824)

              (4) Separation Agreement by and between Pharmacia Corporation and
                  Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 2.1 of Monsanto Company's
                  Form S-1 filed on September 22, 2000, File No. 333-36956).

    (3)       (1) Restated Certificate of Incorporation of the Company as of
                  October 28, 1997 (incorporated herein by reference to Exhibit 3(i) of the Registrant's Form 10-Q for the quarter ended September 30, 1997)

              (2) Certificate of Amendment to Restated Certificate of
                  Incorporation of the Registrant, effective March 31, 2000
                  (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-8 filed on April 5, 2000)

              (3) By-Laws of the Registrant, as amended and restated effective
                  March 31, 2000 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-Q for the quarter ended March 31, 2000)

    (4)       (1) Form of Rights Agreement, amended and restated as of
                  February 20, 2001, between the Company and Mellon Investor
                  Services LLC  (incorporated herein by reference to Exhibit 4 of the Registrant's Form 8-A/A filed on March 21, 2001)

              (2) Master Unit Agreement, dated as of November 30, 1998, by and between the Company and The First National Bank of Chicago, as
                  Unit Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 14, 1998)

              (3) Call Option Agreement, dated as of November 30, 1998, by and between


Exhibit No.  Description
-----------  -----------
                  Goldman, Sachs & Co., as Call Option Holder, and The
                  First National Bank of Chicago, as Unit Agent and as Attorney-
                  In-Fact (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K filed on December 14, 1998)

              (4) Pledge Agreement, dated as of November 30, 1998, by
                  and among the Company, Goldman, Sachs & Co., as Call
                  Option Holder, First Union National Bank, as Collateral Agent and Securities Intermediary, and The First National Bank of
                  Chicago, as Unit Agent and as Attorney-In-Fact (incorporated herein by reference to Exhibit 4.4 of the Registrant's
                  Form 8-K filed on December 14, 1998)


              (5) Indenture dated as of February 1, 1990, with respect to debt securities issued by the Upjohn Employee Stock Ownership Trust and 9.79% Amortizing Notes, Series A, Due February 1, 2004, issued by the Upjohn Employee Stock Ownership Trust and guaranteed by the Registrant (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request)

              (6) Indenture dated as of August 1, 1991 between Pharmacia &
                  Upjohn, Inc. and The Bank of New York, as trustee, with respect to Debt Securities issued thereunder from time to time
                  (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A);
                  the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request)

   (10)       (1) The Pharmacia & Upjohn, Inc. Long-Term Incentive Plan (as
                  Amended and Restated as of June 1, 2000) (incorporated herein by reference to Exhibit (10)(1) to the Registrant's Form 10-Q for the year ended September 30, 2000)

              (2) Pharmacia Corporation Management Incentive Plan (as Amended
                  and Restated as of June 1, 2000) (incorporated herein by reference to Exhibit (10)(2) to the Registrant's Form 10-Q for the year ended September 30, 2000)

              (3) 2000 Operations Committee Incentive Plan (as amended November
                  2000) (incorporated herein by reference to Exhibit (10)(3) to the Registrant's Form 10-Q for the year ended September 30,
                  2000)

              (4) Employment Agreement with Fred Hassan dated November 15, 1999
                  (incorporated herein by reference to Exhibit (10)(e) to
                  Pharmacia & Upjohn's Form 10-K for the year ended December 31,
                  1999)


Exhibit No.  Description
-----------  -----------
              (5) Employment Agreement with Timothy G. Rothwell dated July 31,
                  2000 (incorporated herein by reference to Exhibit (10)(6) to the Registrant's Form 10-Q for the year ended September 30,
                  2000)

              (6) Employment Agreement with Philip Needleman, Ph.D. dated
                  October 29, 2000 (incorporated herein by reference to Exhibit
                  (10)(7) to the Registrant's  Form 10-Q for the year ended
                  September 30, 2000)

              (7) Phantom Share Agreement with Hendrik Verfaillie dated
                  September 1, 2000 (incorporated herein by reference to Exhibit (10)(8) to the Registrant's Form 10-Q for the year ended September 30, 2000)

              (8) Tax Sharing Agreement by and between Pharmacia Corporation and
                  Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.5 of Monsanto Company's
                  Form S-1 filed on September 22, 2000, File No. 333-36956).

              (9) Employee Benefits and Compensation Allocation Agreement
                  between by and between Pharmacia Corporation and Monsanto
                  Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.6 of Monsanto Company's Form S-1 filed on September 22, 2000, File No. 333-36956).

             (10) Intellectual Property Transfer Agreement by and between
                  Pharmacia Corporation and Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.7 of Monsanto Company's Form S-1 filed on
                  September 22, 2000, File No. 333-36956).

             (11) Services Agreement by and between Pharmacia Corporation and
                  Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.8 of Monsanto Company's
                  Form S-1 filed on September 22, 2000, File No. 333-36956).

             (12) Corporate Agreement by and between Pharmacia Corporation and
                  Monsanto Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.9 of Monsanto Company's
                  Form S-1 filed on September 22, 2000, File No. 333-36956).

             (13) Agreement with Robert B. Shapiro dated December 19, 1999
                  (incorporated herein by reference to Exhibit (10)(1) to the Registrant's Form S-4 filed on February 22, 2000, File No.
                  333-30824

             (14) Annual Incentive Program for certain executive officers
                  (incorporated herein by reference to the description appearing under "Annual Incentive Program" on pages 10 through 11 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 16, 2001)

             (15) Employment Agreement with Goran Ando dated September 7, 2000

             (16) Executive Life Insurance Plan of the Registrant

Exhibit No.  Description
-----------  -----------
            (17) Amendment No. 1 dated January 25, 2001 to Agreement with Robert
                 B. Shapiro dated December 19, 1999


            (18) 2001 Annual Incentive Plan Summary, as approved by the Monsanto
                 Company Board of Directors on December 7, 2000

   (11)          Omitted -- Inapplicable; see "Note 8 of Notes to Financial
                 Statements"

   (13)          2000 Annual Report to Shareholders

   (21)          Subsidiaries of the Registrant

   (23)     (1)  Consent of Independent Accountants -- PricewaterhouseCoopers
                 LLP

            (2)  Consent of Independent Accountants -- Deloitte & Touche LLP

   (24)          Certified copy of Board resolution authorizing Form 10-K filing

   (99)          Reports of Independent Accountants -- Deloitte & Touche LLP

