Form 10-Q
period 2001-03-31
PHARMACIA CORP /DE/
filed 2001-05-15
CIK 67686

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period From to

                        -------------------------------


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

  The number of shares of Common Stock, $2 Par Value, outstanding as of May 11,
                                 2001 was 1,300,973,410.

                               Page 1 of 32 pages

                    The exhibit index is set forth on page 32

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                          QUARTER ENDED MARCH 31, 2001

                     INDEX OF INFORMATION INCLUDED IN REPORT



                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION                                                     3

ITEM 1. FINANCIAL STATEMENTS                                                       3
        CONSOLIDATED STATEMENTS OF EARNINGS                                        3
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            4
        CONDENSED CONSOLIDATED BALANCE SHEETS                                      5
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                                 16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                               28

PART II - OTHER INFORMATION                                                       29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       29
ITEM 5. OTHER INFORMATION                                                         30
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                          32

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS


========================================================================
(Dollars in millions, except per-share data)
                                                       (Unaudited)
For the three months ended March 31                2001           2000
-------------------------------------------------------------------------
Net sales                                         $ 4,516        $ 4,172
Cost of products sold                               1,441          1,404
Research and development                              747            695
Selling, general and administrative                 1,723          1,602
Goodwill amortization                                  61             57
Merger and restructuring                              145            461
Interest income                                       (39)           (29)
Interest expense                                       82             97
All other, net                                         17            (59)
-------------------------------------------------------------------------
Earnings(loss) before income taxes and                339            (56)
  minority interest
Provision (benefit) for income taxes                   77            (25)
Minority interest in agricultural
  subsidiaries, net of tax                              8             --
-------------------------------------------------------------------------
Earnings (loss) from continuing operations            254            (31)
(Loss) gain on sale of discontinued operations,
  net of tax                                           (5)            58
-------------------------------------------------------------------------
Earnings before cumulative effect
 of accounting change                                 249             27
Cumulative effect of accounting change,
  net of tax                                            1           (198)
-------------------------------------------------------------------------
Net earnings (loss)                               $   250        $  (171)
========================================================================

========================================================================
Net earnings (loss) per common share:

Basic
 Earnings (loss) from continuing operations       $   .19        $  (.03)
 Net earnings                                         .19           (.14)

Diluted
 Earnings (loss) from continuing operations       $   .19        $  (.03)
 Net earnings (loss)                                  .19           (.14)
========================================================================

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


===================================================================================
(Dollars in millions)                                            (Unaudited)
For the three months ended March 31                          2001           2000
-----------------------------------------------------------------------------------
Net cash (required) by continuing operations                $  (628)       $  (764)
Net cash provided by discontinued operations                     --             21
-----------------------------------------------------------------------------------
Net cash (required) by operations                           $  (628)       $  (743)
-----------------------------------------------------------------------------------
Cash flows (required) provided by investment activities:

Proceeds from sale of subsidiaries                               --             64
Purchases of subsidiaries                                       (65)            --
Purchases of property, plant & equipment                       (278)          (320)
Purchases of other acquisitions & investments                   (32)           (41)
Proceeds from sales of investments                               31             73
Proceeds from discontinued operations                            --            570
Other                                                           (17)           (20)
-----------------------------------------------------------------------------------
Net cash (required) provided by investment activities          (361)           326
-----------------------------------------------------------------------------------
Cash flows provided by financing activities:

Proceeds from issuance of debt                                   --              7
Repayment of debt                                               (18)           (36)
Payments of ESOP debt                                           (44)           (31)
Net increase in short-term borrowings                           830            151
Dividend payments                                              (160)          (163)
Issuance of stock                                                96             89
-----------------------------------------------------------------------------------
Net cash provided by financing activities                       704             17
-----------------------------------------------------------------------------------
Effect of exchange rate changes on cash                         (42)           (25)
-----------------------------------------------------------------------------------
Net change in cash and cash equivalents                        (327)          (425)
Cash and cash equivalents, beginning of year                  2,166          1,600
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 1,839        $ 1,175
===================================================================================

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================
(Dollars in millions, except par value)
                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        2001           2000
--------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $  1,839        $  2,166
 Trade accounts receivable, less allowance
   of $297 (2000: $292)                                 5,296           5,025
 Inventories                                            2,738           2,772
 Other current assets                                   1,856           1,604
--------------------------------------------------------------------------------
Total current assets                                   11,729          11,567
Long-term investments                                     353             444
Properties, net                                         7,106           7,171
Goodwill and other intangible assets, net               5,087           5,259
Other noncurrent assets                                 1,907           2,215
--------------------------------------------------------------------------------
Total assets                                         $ 26,182        $ 26,656
================================================================================

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current
  maturities of long-term debt                       $  1,690        $    833
Accounts payable                                          995           1,361
Other current liabilities                               3,437           3,967
--------------------------------------------------------------------------------
Total current liabilities                               6,122           6,161
Long-term debt and guarantee of ESOP debt               4,497           4,586
Other noncurrent liabilities                            2,663           2,904
Minority interest in agricultural subsidiaries          1,065           1,084
--------------------------------------------------------------------------------
Total liabilities                                      14,347          14,735
--------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, one cent par value; at
   stated value; authorized 10 million shares;
   issued 6,488 shares (2000: 6,518 shares)               261             263
 Common stock, two dollar par value; authorized
   3 billion shares; issued 1.468 billion
   shares                                               2,937           2,937
 Capital in excess of par value                         2,727           2,694
 Retained earnings                                     10,860          10,781
 ESOP-related accounts                                   (303)           (307)
 Treasury stock                                        (1,972)         (2,003)
 Accumulated other comprehensive loss                  (2,675)         (2,444)
--------------------------------------------------------------------------------
Total shareholders' equity                             11,835          11,921
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 26,182        $ 26,656
================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(ALL U.S. DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA)

Trademarks are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" will be used to refer to pre-merger operations of the former Monsanto Company and "Monsanto" will refer to the agricultural subsidiary.


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, other than the condensed balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation's annual report filed on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

B - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING

On January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and its amendments. Under these provisions, all derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (a "fair value" hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation; or (5) an instrument that is not intended to receive hedge accounting treatment. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge (including foreign currency fair value hedges), along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge (including foreign currency cash flow hedges), are recorded in other comprehensive income and released into earnings upon the occurrence of the anticipated transaction. Any hedge ineffectiveness is included in current-period earnings. If a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative-translation-adjustment account within other comprehensive income. In certain circumstances, the company enters into derivative contracts and does not designate them as fair value or cash flow hedges. This would be the case where the instrument serves as an economic hedge of an existing asset or liability. Changes in the fair value of instruments that do not receive hedge accounting are reported in current-period earnings. The company does not hold any instruments for trading purposes.

The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the company discontinues hedge accounting prospectively.

In accordance with the transition provisions of FAS 133, the company recorded a net-of-tax cumulative effect adjustment in earnings as of January 1, 2001 for approximately a $1 gain. This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in recorded basis to bring derivatives to fair value, both of which were less than $1 on an individual basis. Also included in the $1 gain were offsetting adjustments to the carrying value of a hedged item and the hedging derivative for a fair value hedge each in the amount of $19. A similar cumulative effect adjustment in the amount of $3 (net of tax) has been made on the balance sheet to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges.

Upon adopting FAS 133, the company elected to reclassify $52 of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with the reclassification was not material and is recorded in other comprehensive income. Under the provisions of FAS 133, such a reclassification does not call into question the company's intent to hold current or future debt securities until their maturity.

REVENUE RECOGNITION
In connection with the fourth quarter 2000 adoption of the interpretations of Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), the company recorded a cumulative effect of a change in accounting principle, effective January 1, 2000, and has restated the quarterly results of 2000 as if SAB 101 had been applied for each quarter. The company recorded a cumulative effect of a change in accounting principle, effective January 1, 2000, in the after-tax amount of $198 (net of taxes of $108). This amount primarily relates to certain nonrefundable payments received from co-promotion partners that were recognized in earnings in prior years as well as certain agricultural revenues from biotechnology traits sold by third-party seed companies. Payments received in 1996 and 1998 from co-promotion partners comprised the majority of the adjustment. These payments have now been treated as deferred revenue and are being amortized over the terms of the underlying agreements. Quarterly amortization is approximately $5. Also included in the $198 cumulative catch-up adjustment was $26 (net of taxes of $16) recognized by Monsanto related to biotechnology trait sales.


C - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The company's activities expose it to a variety of market risks, including risks related to the effects of changes in foreign-currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the company as an integral part of its overall risk-management program. The company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on operating results.

The company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect cash flows from fluctuations that may arise from volatility in currency exchange rates. The company is exposed to this risk both on an intercompany and third party basis. These movements affect cross-border transactions that involve sales and inventory purchases denominated in foreign currencies. Additionally, the company is exposed to foreign currency exchange risk for recognized assets and liabilities, royalties and net investments in subsidiaries, all of which are denominated in non-functional currencies of the holder. The company primarily uses foreign-currency forward-exchange contracts, swaps and options to hedge these risks.

The company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The company's goals are to (1) manage interest rate sensitivity of debt and (2) lower (where possible) the cost of its borrowed funds.

The company maintains a commodity-price risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly corn and soybean cause actual cash outlays for the purchase of those commodities to differ from anticipated cash outlays. The company uses futures and option contracts to hedge these risks.

By using derivative financial instruments to hedge exposures to changes in exchange rates, interest rates and commodity prices, the company exposes itself to credit risk. Credit risk is the risk that the counter-party might fail to fulfill its performance obligations under the terms of the derivative contract. The company minimizes its credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counter-parties and limiting the amount of exposure to each.

FAIR-VALUE HEDGES
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. The resulting cost of funds used may be lower than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, calculated based on an agreed-upon notional amount.

The company uses futures and option contracts to manage price risks associated with its purchase of corn and soybean inventory which the company buys from growers. Generally, the company hedges from 75 to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

For the quarter ended March 31, 2001, there was no ineffectiveness or excluded ineffectiveness related to the company's fair-value hedges.

CASH FLOW HEDGES
The company is exposed to currency exchange rate fluctuations related to certain intercompany and third party transactions. The company purchases foreign-exchange options and forward-exchange contracts as hedges of anticipated sales and purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual cash flows will be adversely affected by changes in exchange rates.

The company enters into contracts with a number of its growers to purchase their output at market prices. As a hedge against possible price fluctuations, the company purchases corn and soybean futures and options contracts. The futures contracts hedge the commodity price paid for these commodity purchases while the option contracts limit the unfavorable effect that potential price increases would have on these purchases.

For the quarter ended March 31, 2001, the company recognized a net loss of $2 mainly in the All other, net and Cost of products sold sections of the consolidated statement of earnings, which represented the total excluded ineffectiveness of all cash flow hedges. Specifically, this represents the changes in the time-value of option contracts, which the company excluded, from its hedge effectiveness evaluation.

As of March 31, 2001, $7 of pretax deferred gains (net of losses) on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months. Transactions and events that (1) are expected to occur over the next twelve months and (2) will necessitate reclassifying the derivative gains as earnings include actual sales and purchases of inventory. At March 31, 2001, the maximum term over which the company has hedged its exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS
The company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The company uses both derivative and non-derivative financial instruments to hedge a part of this exposure and measures ineffectiveness of such hedges based upon the change in spot foreign exchange rates.

For the quarter ended March 31, 2001, $19 of gains was included in the company's cumulative translation adjustment. For the same period, the net loss recorded in earnings representing the amount of the hedge's excluded ineffectiveness was less than $1.


D - INVENTORIES

                                               ------------------------------------
                                                    March 31,       December 31,
                                                      2001              2000
                                               ------------------------------------
Estimated replacement cost (FIFO basis):
 Finished products                                  $  1,056            $1,042
 Raw materials, supplies
  and work-in-process                                  1,898             1,941
                                               ------------------------------------
Inventories (FIFO basis)                               2,954             2,983
Less reduction to LIFO cost                             (216)             (211)
                                               ------------------------------------

                                                     $ 2,738            $2,772
===================================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,408 at March 31, 2001, and $1,434 at December 31, 2000.



E - COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

The consolidated balance sheets include accruals for estimated product, intellectual property and other litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites. The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures.

ENVIRONMENTAL MATTERS
With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

LITIGATION MATTERS
In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that the company failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $175. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company's favor. Mycogen's subsequent motion for rehearing has been denied. Mycogen's petition with the California Supreme Court requesting further review was granted on October 25, 2000, and their appeal of the reversal of judgment is continuing. No provision has been made in the company's consolidated financial statements with respect to this verdict.

In April 1999, a jury verdict was returned against DEKALB (which is now a wholly owned subsidiary of Monsanto) in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Aventis's technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 in actual damages for unjust enrichment and $50 in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. An arbitration has been filed on behalf of Calgene LLC, a wholly-owned subsidiary of Monsanto, claiming that as a former partner of Aventis, Calgene is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from Monsanto or DEKALB pursuant to these proceedings. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

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

The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Pharmacia & Upjohn Company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103; and Searle received a favorable verdict in 1999. Eighteen class action lawsuits seeking damages based on the same alleged conduct were filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. All but one of the state cases have been dismissed or settled. All that remains of the federal cases are those brought by plaintiffs who opted out of the federal class and have Robinson-Patman Act and Sherman Antitrust Act claims.

On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the company and certain of its subsidiaries as well as Pfizer, Inc. The University asserts that its U.S. patent granted on April 11, 2000, is infringed by the sale and use of CELEBREX. The patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University has sought injunctive relief, as well as monetary compensation for infringement of the patent. The trial date is tentatively scheduled for September 2002.

The company is also a defendant in a suit filed by Great Lakes Chemical Company. The original complaint was filed in the U.S. District Court in Delaware on January 20, 2000, alleging violations of Federal and Indiana Securities Laws, common law fraud and breach of contract claims. The lawsuit itself is a result of Great Lakes' purchase of the NSC Technologies unit of former Monsanto. According to Great Lakes, NSC's actual sales for 1999 were significantly below the projected sales. On May 25, 2000, the Federal Court dismissed Great Lakes' complaint for lack of federal subject matter jurisdiction holding that the sale of NSC was not a "security" under federal law. On June 9, 2000, Great Lakes filed a new complaint in Delaware Superior Court. The company's motion to move the case from Superior Court to Delaware Equity Court was granted. On February 13, 2001, oral argument was held on the company's motion to dismiss the state court action.

On April 12, 2001, the company was sued by CP Kelco in the U.S. District Court in Delaware. CP Kelco is seeking compensatory and punitive damages for alleged breach of contract, common law fraud and securities law violations arising from the sale of the business. Lehman Brothers Merchant Banking Partners II, L.P. purchased the Kelco business from Monsanto for $592 with funded debt to form CP Kelco with a combination of the Kelco assets and a similiar business purchased from Hercules, Inc. According to CP Kelco, the financial projections for the Kelco biogums business were materially lower than the projections provided by Monsanto management before the closing of the transaction, which occurred on September 28, 2000.

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

F - COMPREHENSIVE INCOME

Quarterly comprehensive income for the three months ended March 31, 2001 and 2000 was $19 and $104, respectively.


G - EARNINGS PER SHARE

Basic earnings per share is computed by dividing the earnings measure by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of stock options, conversion of preferred stock, and the issuance of stock as incentive compensation to certain employees. Also in the diluted computation, earnings from continuing operations and net earnings are reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income that the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   2001                 2000
                                                             BASIC     DILUTED    BASIC      DILUTED
                                                             -----     -------    -----      -------
        EPS numerator:

        Earnings from continuing operations                $    254   $    254   $   (31)   $    (31)
        Less: Preferred stock dividends,
          net of tax                                             (3)        --        (3)         --
        Less: ESOP contribution, net of tax                      --         (2)       --          (1)
                                                           --------   --------   -------    --------
        Earnings from continuing operations
         available to common shareholders                  $    251   $    252   $   (34)   $    (32)
                                                           ========   ========   =======    ========
        EPS denominator:

        Average common shares outstanding                     1,298      1,298     1,257       1,257
        Effect of dilutive securities:
          Stock options and stock warrants                       --         18        --          17
          Convertible instruments and
            incentive compensation                               --         12        --          12
                                                           --------   --------   -------    --------
        Total shares (in millions)                            1,298      1,328     1,257       1,286
                                                           ========   ========   =======    ========
        Earnings (loss) per share:
           Continuing operations                           $    .19   $    .19   $  (.03)   $   (.03)
           Discontinued operations                               --         --       .04         .04
           Cumulative effect of accounting change                --         --      (.15)       (.15)
                                                           --------   --------   -------    --------
          Net earnings (loss)                              $    .19   $    .19   $  (.14)   $   (.14)
                                                           ========   ========   =======    ========


H - SEGMENT INFORMATION

The company's reportable segments are organized principally by product line. They are: Prescription Pharmaceuticals, Agricultural Productivity, and Seeds and Genomics. The Prescription

Pharmaceuticals segment includes general therapeutics, ophthalmology and hospital products including oncology, and diversified therapeutics. The Agricultural Productivity segment consists of crop protection products, animal agriculture and environmental technologies business lines. The Seeds and Genomics segment is comprised of global seeds and related trait businesses and genetic technology platforms.

The company also operates several business units that do not constitute reportable business segments. These operating units include consumer health care, animal health, diagnostics, plasma, pharmaceutical commercial services and biotechnology. Due to the size of these operating units, they have been included in an "Other Pharmaceuticals" category.

Corporate amounts represent general and administrative expenses of Pharmacia corporate support functions, restructuring charges relating to the pharmaceutical and corporate functions and other corporate items such as litigation accruals, merger costs and non-operating income and expense. Corporate support functions and costs are allocated to agricultural segments. Accordingly, these costs are only shown separately in the following table for the non-agricultural segments. Certain goodwill and intangible assets and associated amortization are not allocated to segments.

The following table shows revenues and earnings for the company's operating segments and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-segment revenues. Long-lived assets are not allocated to segments and accordingly, depreciation is not available. Historical segment information has been restated to conform to the current presentation.

                                                                           Sales                        EBIT*
                                                                           -----                        -----
For the three months ended March 31,                                2001           2000          2001          2000
                                                                    ----           ----          ----          ----
  Prescription Pharmaceuticals                                    $ 2,729        $ 2,374        $  437        $   430
  Other Pharmaceuticals                                               481            477           104            103
  Corporate                                                            --             --          (266)          (652)
                                                                  -------        -------        -------       --------
Total Pharmaceuticals & Corporate                                   3,210          2,851           275           (119)

  Productivity                                                        808            833           139            198
  Seeds & Genomics                                                    498            488           (32)           (67)
                                                                  -------        -------        -------       --------
Total Agricultural                                                  1,306          1,321           107            131

                                                                  -------        -------        -------       --------
Total Pharmacia                                                   $ 4,516        $ 4,172        $  382        $    12
                                                                  =======        =======
  Interest expense, net                                                                            (43)           (68)
  Income tax provision                                                                             (77)            25
  Minority interest in agricultural subsidiaries,
    net of tax                                                                                      (8)            --
                                                                                                -------       --------
Net earnings (loss) from continuing operations                                                  $  254        $   (31)
                                                                                                =======       ========

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.


I - ACQUISITION

During March 2001, the company completed the acquisition of Sensus Drug Development Corporation by purchasing the remaining 80.1 percent of its stock. The assets purchased were valued at $117, which includes $67 allocated to in-process research and development. Cash paid in connection with this purchase was $65 and included certain direct closing costs and is net of contractual holdback amounts.


J - RESTRUCTURINGS

The company recorded an additional $146 of merger and restructuring charges during the first quarter of 2001 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges, $145, comprised of $56 of merger costs and $89 of restructuring expenses, was recorded on the merger and restructuring line of the earnings statement and an additional $1 of restructuring expense was recorded in cost of products sold.

The $56 of merger costs relates to costs incurred to integrate the former companies into a single organization such as consultant and relocation costs.

The $90 of aggregate restructuring costs comprises $60 associated with prescription pharmaceuticals, $6 in connection with corporate and administrative functions, $2 relating to other pharmaceuticals, and $22 associated with the agricultural subsidiary.

The $60 relating to prescription pharmaceuticals consists of $46 associated with the involuntary separation of approximately 290 employees, $5 resulting from the termination of contracts such as leases, $3 relating to other exit costs and $6 resulting from the write-down of assets such as duplicate computer systems and leasehold improvements.

The $6 associated with corporate and administrative functions is from the involuntary separation of 60 employees and the $2 associated with other pharmaceutical operations is the result of the involuntary separation of 10 employees.

The $22 charge in connection with the Monsanto agricultural subsidiary is comprised of workforce reduction costs of $15, asset impairments of $3 and other exit costs of $4. The workforce reduction costs include involuntary employee separation costs for approximately 120 employees worldwide, including positions in administration, manufacturing and research and development. The other exit costs include expenses associated with contract terminations, equipment disposal and other shutdown costs resulting from the exit of certain research programs and non-core activities.

During the first quarter of 2000, the company recorded approximately $460 in merger-related costs comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

A roll-forward from year-end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations are included in the table below. As of March 31, 2001, the company has paid a total of $317 relating to the separation of approximately 2,170 employees associated with these restructuring plans.

                                       Workforce       Other
                                       Reductions      Exit Costs     Total
                                       ---------------------------------------
           December 31, 2000           $  192          $   15         $  207
           1Q2001 charges                  69              12             81
           1Q2001 spending               (170)            (17)          (187)
           -------------------------------------------------------------------
           March 31, 2001              $   91          $   10         $  101
           -------------------------------------------------------------------

In addition to the above, the former Pharmacia & Upjohn has $25 of restructuring liabilities remaining related to separation annuity payments associated with its restructuring plans undertaken prior to the merger with the former Monsanto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trademarks are indicated in all upper case letters. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" will be used to refer to pre-merger operations of the former Monsanto Company and "Monsanto" will refer to the agricultural subsidiary.

FINANCIAL REVIEW

OVERVIEW
The table below provides a comparative overview of consolidated results for the first quarters of 2001 and 2000 in millions of dollars, except per-share data.

--------------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                         Percent
                                                            2001         Change          2000
--------------------------------------------------------------------------------------------------
Net sales                                                  $4,516            8%         $4,172
Earnings from continuing
 operations before interest
 and income taxes*                                            382          n.m.             12
Earnings (loss) from continuing
 operations                                                   254          n.m.            (31)
Discontinued operations                                        (5)         n.m.             58
Cumulative effect of an
 accounting change                                              1          n.m.           (198)
Net earnings (loss)                                           250          n.m.           (171)
Earnings (loss) per common share:
 Continuing operations
   Basic                                                   $  .19          n.m.         $ (.03)
   Diluted                                                    .19          n.m.           (.03)
 Net earnings
   Basic                                                   $  .19          n.m.         $ (.14)
   Diluted                                                    .19          n.m.           (.14)
--------------------------------------------------------------------------------------------------

n.m. = not meaningful

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

Year-to-year comparisons are complicated by a number of factors including charges incurred during the first quarter of 2001. Specifically, there are merger and restructuring charges totaling $146 million before tax. Of these charges, $145 million is recorded within merger and restructuring ($98 million after tax or $0.08 per share) and $1 million is recorded within cost of products sold. A charge of $67 million before tax was recorded in research and development in association with the acquisition of Sensus ($42 million after tax or $0.03 per share) and an additional $50 million expense in research and development relates to an agreement with Celltech Group plc in connection with the compound CDP 870 ($31 million after tax or $0.02 per share).

Certain other charges recorded in the first quarter of 2000 also may affect comparability. These are: merger costs approximating $460 million before tax ($320 million after tax or $0.25 per share) and a charitable cash contribution of $100 million ($62 million after tax or $0.05 per share).


NET SALES

-----------------------------------------------------------------------------------
                                                    Three months ended March 31
                                                    ---------------------------
                                                            Net Percent
(Dollars in millions)                                2001     Change      2000
-----------------------------------------------------------------------------------
Sales:
Pharmaceuticals
  Prescription Pharmaceuticals                      $2,729       15%     $2,374
  Other Pharmaceuticals                                481        1         477
                                                    -------  -------    -------
  Total Pharmaceuticals                              3,210       13       2,851

Agricultural
  Productivity                                         808       (3)        833
  Seeds & Genomics                                     498        2         488
                                                    -------  -------    -------
  Total Agricultural                                 1,306       (1)      1,321
-----------------------------------------------------------------------------------
Total sales                                         $4,516        8%     $4,172
-----------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Consolidated net sales for the first quarter rose 8 percent to $4.5 billion as compared to the same quarter of 2000. The increase in sales growth was primarily the result of volume increases of 13 percent partly offset by lower prices and negative effects of currency exchange rates. The impact of currency exchange rates on consolidated sales was 3 percent unfavorable due to weaker currencies in Europe and Japan.


PHARMACEUTICAL SALES

Pharmaceutical sales rose 13 percent to $3.2 billion in the first quarter of 2001 compared to $2.9 billion in the comparable period of the prior year. Excluding the impact of currency exchange, global pharmaceutical sales increased 17 percent. The pharmaceutical sales growth was driven by a 15 percent growth in prescription pharmaceutical sales to $2.7 billion in the first quarter of 2001. Pharmaceutical sales growth was led by CELEBREX, which had improved sales by $124 million, or 24 percent, compared to the first quarter of 2000.

In the company's largest market, the U.S., pharmaceutical sales growth for the quarter was 13 percent. Japan, the company's second largest market, recorded a decline in pharmaceutical sales of 7 percent. Excluding the impact of foreign exchange, Japan had sales growth of 3 percent. Sales performance in the following table is based on location of the customer.

---------------------------------------------------------------------------------
                                               Three months ended March 31
                                               ---------------------------
                                                             %Change
                                                   Net %     Excluding
(Dollars in millions)                2001          Change    Exchange*   2000
---------------------------------------------------------------------------------
United States                       $1,671           13%       13%      $1,484
Japan                                  194           (7)        3          209
Italy                                  142            4        11          137
France                                 141           57        68           90
Germany                                126           16        24          108

United Kingdom                         119           17        26          102
Rest of world                          817           14        22          721
---------------------------------------------------------------------------------
Pharmaceutical net sales            $3,210           13%       17%      $2,851
=================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.

A comparison of the period-to-period consolidated net sales of the company's major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

-------------------------------------------------------------------------------
                                             Three months ended March 31
                                             ---------------------------
                                                     Net Percent
(Dollars in millions)                   2001           Change        2000
-------------------------------------------------------------------------------
CELEBREX                               $  649            24%        $  525
AMBIEN                                    215           114            100
XALATAN                                   200            24            161
CAMPTOSAR                                 137            72             80
DETROL LA/DETROL                          135            35            101
GENOTROPIN                                117             4            113
XANAX                                      76           (10)            84
CLEOCIN/DALACIN                            75            (7)            80
MEDROL                                     72             8             66
NICORETTE LINE                             66            20             55
DEPO-PROVERA                               65            17             56
PHARMORUBICIN/ELLENCE                      60            18             50
FRAGMIN                                    53            (9)            58
ARTHROTEC                                  45           (20)            55
ALDACTONE/SPIRO Line                       42            (6)            44
MIRAPEX                                    39            28             30
CABASER/DOSTINEX                           37            50             25
ROGAINE                                    34             8             32
PLETAL                                     26           184              9
ZYVOX                                      23           n.m.            --
-------------------------------------------------------------------------------
Total                                  $2,166            26%        $1,724
===============================================================================

n.m. = not meaningful


PRESCRIPTION PHARMACEUTICALS SEGMENT

   ----------------------------------------------------------------------------
   (Dollars in millions)
   For the three months ended March 31                2001          2000
   ----------------------------------------------------------------------------
   Sales                                            $  2,729       $  2,374
   Cost of products sold                                 543            493
   Research and development                              570            513
   Selling, general and administrative                 1,134            948
   EBIT*                                                 437            430
   ----------------------------------------------------------------------------

   * Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for the pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

Prescription pharmaceutical sales, which constitute 85 percent of overall pharmaceutical sales, increased by 18 percent in the U.S. and 15 percent on a global basis driving the pharmaceutical business. The growth driver products, CELEBREX, XALATAN, CAMPTOSAR, DETROL LA and ZYVOX accounted for 42 percent of prescription pharmaceutical sales in the first quarter of 2001, a 32 percent increase in sales over the same period of 2000.

CELEBREX, the company's leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $649 million in the first quarter. Sales in the U.S. were negatively impacted by trade purchasing in the fourth quarter of 2000 due to a price increase. In Europe, CELEBREX achieved sales of over $100 million as a result of the ongoing successful launch of CELEBREX in the key European markets.

During the quarter, the U.S. Food and Drug Administration (FDA) issued an approvable letter for the supplemental New Drug Application (sNDA) submitted by Pharmacia seeking changes in the prescribing information for CELEBREX. The company is seeking to include the safety data from the CELEBREX long-term safety trial in the label. An approvable letter does not constitute formal approval of an application, but indicates the FDA's willingness to approve an application should specific information and/or conditions be met.

XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, achieved sales of $200 million, a 24 percent increase over the first quarter of 2000. XALATAN continues to grow rapidly in all key markets as it expands its market leadership position. During the quarter, XALATAN became the number one selling glaucoma medication in Japan after its launch in May of 1999. In March, two new competitors to XALATAN entered the U.S. market.

CAMPTOSAR, the leading treatment for colorectal cancer in the U.S., recorded sales of $137 million, an increase of 72 percent. In 2000, the FDA approved CAMPTOSAR for the first-line treatment of colorectal cancer after a CAMPTOSAR-containing regimen prolonged survival in patients with colorectal cancer. Sales in this indication accounted for more than half of CAMPTOSAR sales in the first quarter.

Sales of DETROL LA/DETROL, the world's leading treatment for overactive bladder, increased 35 percent to $135 million in the first quarter. Sales in the U.S. were $105 million reflecting strong demand for the new, once-daily DETROL LA which Pharmacia introduced in January. The launch of DETROL LA has increased Pharmacia's share of new prescriptions in the U.S. overactive bladder market from 47 percent at the end of 2000 to 53 percent in the first quarter. During the quarter, DETROL LA also received its first European Union approval in Sweden where it will be marketed as DETRUSITOL SR.

ZYVOX, the company's new antibiotic for Gram-positive infections, recorded sales of $23 million in the quarter. ZYVOX is the first antibiotic from a completely new class of antibiotics in over 30 years. ZYVOX is indicated for the treatment of patients with severe Gram-positive infections including pneumonia, skin and skin structure infections, and bacteremia. Following the recent approvals in the United Kingdom and Japan, ZYVOX is now approved in each of the major regions of the world.

Sales of AMBIEN, the market leading treatment for short-term insomnia in the U.S., increased 114 percent to $215 million in the first quarter. First quarter sales were positively influenced by wholesale inventory levels that are higher than normal due to purchasing prior to a March price increase.

GENOTROPIN, the world's leading growth hormone, recorded sales of $117 million during the first quarter, an increase of 4 percent. In the U.S., sales increased 19 percent to $24 million. Outside the U.S., sales gains were offset by weaker currencies in Europe and Japan.

Sales of the company's Parkinson's disease drug, MIRAPEX, increased 28 percent in the first quarter to $39 million. Sales of CABASER/DOSTINEX for Parkinson's disease/hyperprolactinemia grew 50 percent in the quarter to $37 million.

PLETAL, for the treatment of intermittent claudication, a form of peripheral vascular disease, generated sales of $26 million in the quarter. PLETAL is being co-promoted in the U.S. with Otsuka of America Pharmaceuticals, Inc.

Sales of FRAGMIN for the prevention of blood clots after surgery declined 9 percent. Weaker currencies and a price reduction in Japan in the second quarter of 2000 offset a 26 percent increase in U.S. sales.

Sales of the company's older prescription products like XANAX, CLEOCIN, and the ALDACTONE/SPIRO Line, declined in the quarter. The MEDROL line, which also faces generic competition, experienced an 8 percent increase reflecting quarterly fluctuations in buying patterns.

Sales of ARTHROTEC, the company's older arthritis medication, declined 20 percent in the first quarter as the COX-2 inhibitors, led by CELEBREX, continue to take a larger share of the U.S. market.

In other developments related to the pharmaceutical segment, Pharmacia submitted an NDA for valdecoxib, a second-generation COX-2 specific inhibitor, for the treatment of acute pain, dysmenorrhea, osteoarthritis, and rheumatoid arthritis. In March 2001, Pharmacia and Celltech announced an agreement for the co-development and co-promotion of Celltech's CDP 870 for the treatment of rheumatoid arthritis. The company also completed the acquisition of Sensus Drug Development Corporation following the submission of an NDA for SOMAVERT for the treatment of acromegaly.

Cost of products sold for the quarter ended March 31, 2001 and 2000 was $543 million and $493 million, respectively. A favorable shift in the product mix resulted in cost of products sold as a percent of sales to drop one percentage point to 20 percent over the corresponding period amount of 21 percent.

Research and development (R&D) spending increased by $57 million or 11 percent as compared to the first quarter of 2000. The increase was mainly attributable to two events that occurred during the quarter. During March 2001, the company completed the acquisition of Sensus Drug Development Corp. and accounted for the transaction as a purchase. In conjunction with this accounting, an expense relating to in-process research and development was incurred for $67 million. Also, during the quarter, the company entered into an agreement with Celltech Group plc for the co-development and co-promotion of Celltech's proprietary compound CDP 870. CDP 870 belongs to a new therapeutic class of medicines, which shows promise in certain autoimmune and inflammatory diseases. In connection with this multi-year agreement, the company recorded an R&D expense of $50 million during the quarter. Offsetting these increases were lower development spending related to recent sNDA and NDA filings for the COX-2 projects (CELEBREX, valdecoxib, and parecoxib) and ZYVOX as well as the cancellation of certain other projects.

Selling, general and administrative (SG&A) expenses increased $186 million, or 20 percent between the first quarter 2000 and 2001. This rise was driven mainly by increased co-promotion payments related to CELEBREX sales growth plus expansion of the sales force. The sales force increase has been to support CELEBREX, LUNELLE, ACTIVELLA and ZYVOX. Also contributing to the comparative increase in SG&A was a reduction in the amount of partnership payments received during the first quarter of 2001 as compared to 2000.

OTHER PHARMACEUTICALS

=========================================================================
(Dollars in millions)
For the three months ended March 31                2001         2000
-------------------------------------------------------------------------
Sales                                            $   481      $   477
Cost of products sold                                197          217
Research and development                              43           36
Selling, general and administrative                  144          139
EBIT*                                                104          103
=========================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for the pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

Sales in the company's other pharmaceutical businesses are comprised of consumer health care (over-the-counter products), animal health, pharmaceutical commercial services, plasma and diagnostics. Sales increased during the first quarter 2001 versus 2000 by $4 million or 1 percent to $481 million. Increases in consumer health care and animal health products are the main drivers behind the favorable results.

In the consumer health care products business, the company's leading products are the NICORETTE line to treat tobacco dependency, and ROGAINE/REGAINE, the treatment for hereditary hair loss. Sales of these products increased 20 percent and 8 percent, respectively, during the first quarter 2001 versus the prior year quarter. Overall consumer health care sales grew 9 percent to $179 million.

Sales in the animal health business grew 14 percent during the current quarter to $113 million. Animal health sales were driven by NAXCEL/EXCENEL, which grew 28 percent over the comparable 2000 period to $32 million.


AGRICULTURAL SALES

-------------------------------------------------------------------------
                                           Three months ended March 31
                                           ---------------------------
                                                   Net Percent
(Dollars in millions)                      2001      Change    2000
-------------------------------------------------------------------------
Agricultural Sales:
Productivity                              $  808       (3)%   $  833
Seeds & Genomics                             498        2        488
-------------------------------------------------------------------------
Agricultural sales                        $1,306       (1)%   $1,321
-------------------------------------------------------------------------
Agricultural EBIT*:
Productivity                              $  139      (30)    $  198
Seeds & Genomics                             (32)      52        (67)
-------------------------------------------------------------------------
 Agricultural EBIT*                       $  107      (18)%   $  131
-------------------------------------------------------------------------

* Earnings before interest and taxes (EBIT) is presented herein and the following two tables to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBITmay vary from company to company.

Net sales for the company's agricultural business decreased 1 percent as global sales of its ROUNDUP family of herbicides, excluding ROUNDUP lawn and garden products, declined 8 percent in the first quarter of 2001 compared with the same period of 2000. Sales of selective chemistries products and worldwide corn sales were lower in the first quarter of 2001 compared with the same period of 2000; however, corn sales in the United States were flat quarter-to-quarter. Higher soybean seed sales and biotechnology trait revenues combined with increased cotton royalty trait revenues largely offset the lower chemical and corn product seed sales.


AGRICULTURAL PRODUCTIVITY SEGMENT

      ===================================================================
      (Dollars in millions)
      For the three months ended March 31             2001           2000
      -------------------------------------------------------------------
      Net Sales                                       $808           $833
      EBIT                                            $139           $198
      ===================================================================

Net sales for the Agricultural Productivity segment decreased 3 percent to $808 million in the first quarter of 2001 compared with $833 million in the first quarter of 2000. Worldwide net sales of ROUNDUP herbicide and other glyphosate products, excluding ROUNDUP lawn and garden products, were 8 percent lower as slightly higher sales volumes were more than offset by lower prices. Global price competition combined with unfavorable weed-control weather conditions in Canada and a weakened currency in Japan were primarily responsible for the decline. However, in the United States, a modest price decline, driven primarily by product mix, was more than offset by volume growth of five percent, resulting in a slight increase in U.S. sales. On September 20, 2000, the compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the U.S. Although the company has not had patent protection on glyphosate outside the U.S. for several years, the company anticipates continued increases in competition from lower-priced generic and other branded glyphosate products.

Sales of selective chemistry products were also lower, primarily in the United States and China. ROUNDUP lawn and garden first quarter 2001 net sales increased over the same period last year due primarily to strong performance at home centers and mass merchants, and price increases on certain products. Improvement in economic conditions in the sulfuric acid and fertilizer industries led to an increase in net sales of the environmental technologies business.

EBIT for the Agricultural Productivity segment decreased 30 percent to $139 million in the first quarter of 2001 compared with $198 million in the same period of 2000. Lower gross profit was the main reason for the decline in EBIT as operating expenses for this segment remained relatively unchanged quarter to quarter. Lower net sales resulted in reduced gross profit. Excluding costs of $13 million associated with facility closures and employee terminations, EBIT decreased 22 percent from the prior year quarter.


SEEDS AND GENOMICS SEGMENT

       =====================================================================
       (Dollars in millions)
       For the three months ended March 31                2001         2000
       ---------------------------------------------------------------------
       Net Sales                                         $ 498        $ 488


       EBIT                                              $ (32)       $ (67)
       =====================================================================

In the first quarter of 2001, net sales for the Seeds and Genomics segment increased 2 percent to $498 million from $488 million in the same period of 2000. This growth was led by particularly strong results for Monsanto's biotechnology traits. The soybean product line contributed with increased biotechnology trait revenues and higher seed sales. Royalty revenues generated from cotton trait sales increased significantly in the current quarter. Conventional soybean seed sales also increased. Worldwide corn seed sales decreased substantially, partly offsetting soybean and cotton improvements, primarily due to higher than anticipated product returns in Latin America.

EBIT for the Seeds and Genomics segment improved from a loss of $67 million in the first quarter of 2000 to a loss of $32 million in the first quarter of 2001. Lower operating expenses and higher gross profit were the reasons for the improvement. Gross profit improved largely as the result of higher biotechnology trait revenues from cotton and soybeans in the first quarter of 2001, offset to some extent by lower corn gross profit.

EBIT for the first quarter of 2001 included $9 million of expenses related to facility closures and employee terminations. EBIT, excluding restructuring and one-time items, improved $45 million from the first quarter of 2000 compared to the same period of 2001.


CORPORATE AND OTHER

Corporate expenses of $266 million in the first quarter 2001 include $56 million of merger costs and $68 million of pharmaceutical and corporate restructuring charges. Restructuring charges associated with the agricultural segments are included in the respective segments. The $652 million of corporate expenses in the first quarter of 2000 include approximately $460 million of merger-related costs and a $100 million charitable contribution.

The net interest position improved to $43 million expense compared to $68 million expense in the first quarter of the prior year as the result of significantly reduced net debt levels and increased cash balances.

The estimated annual effective tax rate for 2001 is 29 percent, excluding merger and restructuring and certain other costs. This compares with a 30-percent rate for the full year 2000.


RESTRUCTURINGS

The company recorded an additional $146 million of merger and restructuring charges during the first quarter of 2001 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges, $145 million, comprised of $56 million of merger costs and $89 million of restructuring expenses, was recorded on the merger and restructuring line of the earnings statement and an additional $1 million of restructuring expense was recorded in cost of products sold.

The $56 million of merger costs relates to costs incurred to integrate the former companies into a single organization such as consultant and relocation costs.

The $90 million of aggregate restructuring costs comprises $60 million associated with prescription pharmaceuticals, $6 million in connection with corporate and administrative functions, $2 million relating to other pharmaceuticals, and $22 million associated with the agricultural subsidiary.

The $60 million relating to prescription pharmaceuticals consists of $46 million associated with the involuntary separation of approximately 290 employees, $5 million resulting from the termination of contracts such as leases, $3 million relating to other exit costs and $6 million resulting from the write-down of assets such as duplicate computer systems and leasehold improvements.

The $6 million associated with corporate and administrative functions is from the involuntary separation of 60 employees and the $2 million associated with other pharmaceutical operations is the result of the involuntary separation of 10 employees.

The $22 million charge in connection with the Monsanto agricultural subsidiary is comprised of workforce reduction costs of $15 million, asset impairments of $3 million and other exit costs of $4 million. The workforce reduction costs include involuntary employee separation costs for approximately 120 employees worldwide, including positions in administration, manufacturing and research and development. The asset impairments consist of $2 million for intangible assets and $1 million (recorded within cost of products sold) for the write-off of seed inventories. The other exit costs include expenses associated with contract terminations, equipment disposal and other shutdown costs resulting from the exit of certain research programs and non-core activities.

During the first quarter of 2000, the company recorded approximately $460 million in merger-related costs comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 million related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

A roll forward from year end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations are as follows. As of March 31, 2001, the company has paid a total to $317 relating to the separation of approximately 2,170 employees.

    ========================================================================
                                   Workforce        Other
    (Dollars in millions)          Reductions       Exit Costs     Total
    ------------------------------------------------------------------------
    December 31, 2000              $  192           $  15          $  207
    1Q2001 charges                     69              12              81
    1Q2001 spending                  (170)            (17)           (187)
    ------------------------------------------------------------------------
    March 31, 2001                 $   91           $  10          $  101
    ========================================================================

Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to span multiple years with total merger and restructuring costs equaling $2.0 billion to $2.5 billion with annual savings estimated to total $600 million.

In addition to the above, the former Pharmacia & Upjohn has $25 million of restructuring liabilities remaining related to separation annuity payments associated with its restructuring plans undertaken prior to the merger with the former Monsanto.



COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, deferred amounts for hedging purposes, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income for the three months ended March 31, 2001, and March 31, 2000, was $19 million and $104 million, respectively. The difference between net earnings and comprehensive income in both years was largely due to fluctuations in the currency translation adjustments reflecting the changes in the strength of the dollar against other currencies at March 31 as compared to the previous December 31.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                    2001               2000
--------------------------------------------------------------------------------
(Dollars in millions)

Working capital                                  $  5,607            $  5,406
Current ratio                                      1.92:1              1.88:1
Debt to total capitalization                         34.1%               31.1%
--------------------------------------------------------------------------------

Working capital has increased $201 million or four percent over the year-end period ending December 31, 2000. Increases in accounts receivable due to sales volume, program changes for certain selling arrangements and seasonality relating to the agricultural business accounted for the increase in current assets. Offsetting the growth in these assets was the decrease in cash and cash equivalents. This decrease was due to the normal business cycle. Increases in short-term debt had an unfavorable effect on working capital and the debt to total capitalization ratio. Similar to accounts receivables, the increase is due to the seasonal cycles of the agricultural business.

Cash outlays for property, plant and equipment of $278 million were reduced as compared to the prior year by $42 million. The reduction is mainly due to the completion of certain glyphosate expansion projects that were underway during 2000.

During the quarter, the company acquired Sensus Drug Development Corp. The cash paid in connection with this transaction was approximately $65 million. See additional information regarding this transaction under this item number.

The company continues to monitor the economic conditions in certain Latin American countries and the impact that an adverse change could have on working capital, liquidity and profitability.

The company's future cash provided by operations and borrowing capacity is expected to cover normal operating cash flow needs, planned capital acquisitions, dividend payments, and stock repurchases as approved by the board of directors for the foreseeable future.


CONTINGENT LIABILITIES AND LITIGATION

Various suits and claims arising in the ordinary course of business, including suits for personal injury alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency (EPA) and state environmental agencies for remediation.

In April 1999, a jury verdict was returned against DEKALB in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using the plaintiff's technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has appealed this verdict, has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that the company failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $175 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company's favor. Mycogen's subsequent motion for rehearing has been denied. Mycogen's petition with the California Supreme Court requesting further review was granted on October 25, 2000, and their appeal of the reversal of judgment is continuing. No provision has been made in the company's consolidated financial statements with respect to this verdict.

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. Although the company cannot predict and cannot make assurances with respect to the outcome of individual lawsuits, the ultimate liability should not have a material effect on its consolidated financial position. Unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential clean-up remedies, the estimated cost of clean-up, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company will be required to submit a corrective measures study report to the EPA. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, exposure exists at this time or when the expenditures might be made.



EURO CONVERSION

Effective January 1, 1999, eleven European countries began operating with a new common currency, the euro. This has now increased to twelve with the addition of Greece. The euro will completely replace these countries' national currencies by January 1, 2002. The conversion to the euro requires changes in the company's operations as systems and commercial arrangements are modified to deal with the new currency. Management created a project team to evaluate the impact of the euro conversion on the company's operations and develop and execute action plans, as necessary, to successfully effect the change. As of December 31, 2000, the company's systems were euro compliant, and during 2001 they all will have been converted to euro as their local currency. The cost of this effort through 2000 was approximately $9 million with an additional amount of $3 million expected before January 1, 2002.

The conversion to the euro may have competitive implications on pricing and marketing strategies. However, any such impact is not known at this time. The introduction of the euro will not significantly change the currency exposure of the company, but will reduce the number of transactions performed in the market. At this point in its overall assessment, management believes the impact of the euro conversion on the company will not be significant. Still, uncertainty exists as to the effects the euro currency will have on the marketplace and, as a result, there is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the company's business will occur.

Three significant European governments (UK, Sweden, Denmark) had not approved measures to convert to the euro as of March 31, 2001. The impact of an abstention from conversion may have on the operations of the company, if any, is not known.


NEW ACCOUNTING STANDARD

On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133)." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Management created a project team to evaluate the impact of the new rules on its systems, policies and practices.

Under the new rules, the net consolidated income statement effect of adopting SFAS 133 is presented as a cumulative effect adjustment of an accounting change and is less than $1 million (net of tax). This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in the recorded basis to bring derivatives to fair value, both of which were less than $1 million on an individual basis. There was no net impact to the cumulative effect adjustment required to reflect the fair value of derivatives that are designated as fair value hedges, as the adjustments to recognize the difference between the carrying values and the fair values of hedged items and related derivatives offset. A similar cumulative effect adjustment in the amount of $3 million (net of tax) has been made on the balance sheet to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges.

Upon adopting FAS 133, the company elected in accordance with the rules to reclassify $52 million of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with this reclassification is not material and is recorded in shareholders equity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


There are no material changes from the disclosures in Pharmacia Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Shareholders on April 17, 2001, six matters were submitted to a vote of shareholders. Pursuant to the company's By-Laws, abstentions and votes withheld by brokers in the absence of instructions from beneficial holders (broker nonvotes) have the same effect as votes cast against a management or shareholder proposal.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2004 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

---------------------------------------------------------------------------------------
           Name                   Votes "For"             Votes "Withhold Authority"
---------------------------------------------------------------------------------------
M. Kathryn Eickhoff            1,008,145,184            35,144,275
---------------------------------------------------------------------------------------
Fred Hassan                    1,015,156,510            28,132,949
---------------------------------------------------------------------------------------
Philip Leder                   1,015,235,921            28,053,538
---------------------------------------------------------------------------------------
Berthold Lindqvist             1,007,828,601            35,460,858
---------------------------------------------------------------------------------------
William D. Ruckelshaus         1,006,962,287            36,327,172
---------------------------------------------------------------------------------------

The following directors have continuing current terms expiring at the 2002 Annual Meeting: Gwendolyn S. King, C. Steven McMillan, William U. Parfet, Jacobus F. M. Peters and Ulla Reinius. The following directors have continuing current terms expiring at the 2003 Annual Meeting: Frank C. Carlucci, Michael Kantor, Olof Lund, John E. Robson and Bengt Samuelsson.

2. A proposal by management relating to approval of the 2001 Long Term Incentive Plan was submitted to a vote of shareholders. The Board recommended a vote for the proposal. A total of 849,920,973 votes were cast in favor of this proposal, a total of 181,056,587 votes were cast against it, 12,311,377 votes were counted as abstentions; and 522 votes were counted as broker non-votes.

3. A proposal by management relating to approval of the Operations Committee Incentive Plan was submitted to a vote of shareholders. The Board recommended a vote for the proposal. A total of 969,327,670 votes were cast in favor of this proposal, a total of 56,579,956 votes were cast against it, 17,381,311 votes were counted as abstentions; and 522 votes were counted as broker non-votes.

4. A proposal by management relating to approval of the Global Employee Stock Purchase Plan was submitted to a vote of shareholders. The Board recommended a vote for the proposal. A total of 928,958,826 votes were cast in favor of this proposal, a total of 104,564,582 votes were cast against it, 9,766,051 votes were counted as abstentions; and 0 votes were counted as broker non-votes.

5. A proposal by certain shareholders relating to price restraints on prescription drugs was submitted to a vote of shareholders. The Board recommended a vote against the proposal. A total of 102,149,320 votes were cast in favor of this proposal, a total of 786,451,328 votes were cast against it, 28,220,502 votes were counted as abstentions, and 126,468,309 votes were counted as broker non-votes.

6. A proposal by a certain shareholder relating to the reduction in the number of directors was submitted to a vote of shareholders. The Board recommended a vote against the proposal. A total of 37,282,819 votes were cast in favor of this proposal, a total of 863,927,011 votes were cast against it, 15,611,843 votes were counted as abstentions, and 126,467,786 votes were counted as broker non-votes.

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


(a)2.      EXHIBITS AND REPORTS ON FORM 8-K

(a).            Exhibits - See the Exhibit Index

(b)             Reports on Form 8-K during the quarter ended March 31, 2001:

                Report on Form 8-K dated January 31, 2001 was filed pursuant to
                Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

SIGNATURE:


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PHARMACIA CORPORATION
                                           ---------------------
                                           (Registrant)

DATE:  May 15, 2001
                                          /s/ R. G. Thompson
                                              R. G. Thompson
                                              Senior Vice President
                                              and Corporate Controller

                                  EXHIBIT INDEX

           These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


EXHIBIT
NUMBER     DESCRIPTION

2.         Omitted - Inapplicable

4.         Omitted - Inapplicable

(10)       (19)    2001 Long Term Incentive Plan

           (20)    The Operations Committee Incentive Plan

           (21)    Employee Stock Purchase Plan

           (22)    Amendment No. 2001-1 to 2001 Long Term Incentive Plan

11. Omitted - Inapplicable; see Note G of Notes to Financial Statements on page 12

15.        Omitted - Inapplicable

18.        Omitted - Inapplicable

19.        Omitted - Inapplicable

22.        Omitted - Inapplicable

23.        Omitted - Inapplicable

24.        Omitted - Inapplicable

99.        Omitted - Inapplicable