Form 10-Q
period 2001-06-30
PHARMACIA CORP /DE/
filed 2001-08-14
CIK 67686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

The number of shares of Common Stock, $2 Par Value, outstanding as of August 9, 2001 was 1,301,517,238


                               Page 1 of 32 pages

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                           QUARTER ENDED JUNE 30, 2001


                     INDEX OF INFORMATION INCLUDED IN REPORT



                                                                                Page
PART I - FINANCIAL INFORMATION ..............................................      3

Item 1. Financial Statements ................................................      3
   Consolidated Statements of Earnings ......................................      3
   Condensed Consolidated Statements of Cash Flows ..........................      4
   Condensed Consolidated Balance Sheets ....................................      5
   Notes to Consolidated Financial Statements ...............................      6

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations ....................................................     15

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........     29

PART II - OTHER INFORMATION .................................................     30

Item 5. Other Information ...................................................     30

Item 6. Exhibits and Reports on Form 8-K ....................................     30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in millions, except per-share data)
                                   (Unaudited)


                                              For the Three Months           For the Six Months
                                                 Ended June 30,                Ended June 30,
                                               2001         2000              2001         2000
                                              -------      -------           -------      -------
Net sales                                    $  5,424      $ 5,187          $  9,940     $  9,359
Cost of products sold                           1,559        1,513             3,000        2,917
Research and development                          664          716             1,411        1,411
Selling, general and administrative             1,780        1,754             3,503        3,356
Amortization and adjustment of goodwill            55          145               116          202
Merger and restructuring                          206          111               351          572
Interest expense                                   88          104               170          201
Interest income                                   (30)         (25)              (69)         (54)
All other, net                                     (4)          28                13          (31)
-------------------------------------------------------------------------------------------------
Earnings before income taxes
  and minority interest                         1,106          841             1,445          785
Provision for income taxes                        296          303               373          278
Minority interest in agricultural
  subsidiaries, net of tax                         58           --                66           --
-------------------------------------------------------------------------------------------------
Earnings from continuing operations               752          538             1,006          507
Loss on sale of discontinued
   operations, net of tax                          (3)         (59)               (8)          (1)
-------------------------------------------------------------------------------------------------
Earnings before extraordinary items and
  cumulative effect of accounting change          749          479               998          506
Extraordinary items, net of tax                   (12)          --               (12)          --
Cumulative effect of accounting
  change, net of tax                               --           --                 1         (198)
-------------------------------------------------------------------------------------------------
Net earnings                                 $    737      $   479          $    987     $    308
=================================================================================================
Net earnings per common share:

Basic
  Earnings from continuing operations        $    .58      $   .42          $    .77     $    .39
  Net earnings                                    .57          .38               .76          .24

Diluted
  Earnings from continuing operations        $    .56      $   .41          $    .75     $    .39
  Net earnings                                    .55          .37               .74          .24
=================================================================================================


                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                                    For the Six Months Ended June 30,
                                                                         2001             2000
                                                                        -------          -------
Net cash provided (required) by continuing operations                  $      86        $    (450)

Net cash (required) by discontinued operations                                --               (1)
-------------------------------------------------------------------------------------------------
Net cash provided (required) by operations                                    86             (451)
-------------------------------------------------------------------------------------------------

Cash flows (required) provided by investment activities:

   Proceeds from sale of subsidiaries                                         --               75
   Purchases of subsidiaries                                                 (65)              (4)
   Proceeds from sales of investments                                         78               91
   Purchases of other acquisitions and investments                           (81)            (226)
   Purchases of property, plant and equipment                               (553)            (643)
   Proceeds from sale of discontinued operations, net                         --            1,077
   Other                                                                     (29)               5
-------------------------------------------------------------------------------------------------
Net cash (required) provided  by investment activities                      (650)             375
-------------------------------------------------------------------------------------------------
Cash flows provided (required) by financing activities:

   Proceeds from issuance of debt                                             --               12
   Repayment of debt                                                         (65)            (379)
   Payments of ESOP debt                                                     (85)             (31)
   Net increase (decrease) in short-term borrowings                          779              (33)
   Dividend payments                                                        (319)            (334)
   Issuance of stock                                                         158              480
-------------------------------------------------------------------------------------------------
Net cash provided (required) by financing activities                         468             (285)
-------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      (70)             (40)
-------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                     (166)            (401)
Cash and cash equivalents, beginning of year                               2,166            1,600
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $   2,000        $   1,199
=================================================================================================


                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)


                                                                        June 30,       December 31,
                                                                         2001             2000
                                                                        -------          -------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   2,000        $   2,166
   Trade accounts receivable, less allowance of $292 (2000: $292)          5,966            5,025
   Inventories                                                             2,721            2,772
   Other current assets                                                    1,858            1,604
-------------------------------------------------------------------------------------------------
Total current assets                                                      12,545           11,567
Long-term investments                                                        297              444
Properties, net                                                            7,155            7,171
Goodwill and other intangible assets, net                                  5,009            5,259
Other noncurrent assets                                                    1,834            2,215
-------------------------------------------------------------------------------------------------
Total assets                                                           $  26,840        $  26,656
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt, including current maturities of long-term debt     $   2,312        $     833
   Accounts payable                                                        1,249            1,361
   Other current liabilities                                               3,572            3,967
-------------------------------------------------------------------------------------------------
Total current liabilities                                                  7,133            6,161
Long-term debt and guarantee of ESOP debt                                  3,718            4,586
Other noncurrent liabilities                                               2,562            2,904
Minority interest in agricultural subsidiaries                             1,105            1,084
-------------------------------------------------------------------------------------------------
Total liabilities                                                         14,518           14,735
-------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, one cent par value; at
      stated value; authorized 10 million shares;
      issued 6,462 shares (2000: 6,518 shares)                               160              263
   Common stock, two dollar par value; authorized
      3 billion shares; issued 1.468 billion shares                        2,937            2,937
   Capital in excess of par value                                          2,762            2,694
   Retained earnings                                                      11,418           10,781
   ESOP-related accounts                                                    (296)            (307)
   Treasury stock                                                         (1,955)          (2,003)
   Accumulated other comprehensive loss                                   (2,704)          (2,444)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                                12,322           11,921
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $  26,840        $  26,656
=================================================================================================


                             See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                   (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA
                           UNLESS OTHERWISE INDICATED)

Trademarks are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" is used to refer to pre-merger operations of the former Monsanto Company and "Monsanto" refers to the agricultural subsidiary.


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, other than the condensed balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation's annual report filed on Form 10-K for the year ended December 31, 2000.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.


B - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING

On January 1, 2001, the company adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and its amendments. This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses on non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses on derivatives and certain other instruments can be offset or deferred.

In accordance with the transition provisions of SFAS 133, the company recorded a net-of-tax cumulative effect adjustment in earnings as of January 1, 2001 for approximately a $1 gain. This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in recorded basis to bring derivatives to fair value, both of which were less than $1 on an individual basis. Also included in the $1 gain were offsetting adjustments to the carrying value of a hedged item and the hedging derivative for a fair value hedge each in the amount of $19. A similar cumulative effect adjustment in the amount of $3 (net of tax) has been made on the balance sheet to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges.

Upon adopting SFAS 133, the company elected to reclassify $52 of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with the reclassification was not material and is recorded in other comprehensive income. Under the provisions of SFAS 133, such a reclassification does not call into question the company's intent to hold current or future debt securities until their maturity.

REVENUE RECOGNITION

In connection with the fourth quarter 2000 adoption of the interpretations of Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), the company recorded a cumulative effect of a change in accounting principle, effective January 1, 2000, and has restated the quarterly results of 2000 as if SAB 101 had been applied for each quarter. For a further discussion of this accounting change, see the company's Form 10-K for the year ended December 31, 2000.


C - ACQUISITION

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


D - EXTRAORDINARY ITEMS

On June 28, 2001, the company retired certain debt obligations relating to one of the employee stock ownership plans. The principal amount of the debt was $65. Certain costs related to the transaction, including a premium to retire the debt and other direct costs, were $4 (net of taxes of $2) and have been classified as an extraordinary item on the company's consolidated statements of earnings.

Through a private transaction entered into on June 29, 2001, the company retired debt related to the adjustable conversion-rate equity securities (ACES) in the principal amount of $700. Premium on the debt and other direct costs of $8 (net of taxes of $5) were accrued as an extraordinary item.


E - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2001 and 2000 was $708 and $319, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $727 and $423, respectively.

F - MERGER AND RESTRUCTURING CHARGES

The company recorded an additional $216 of merger and restructuring charges during the second quarter of 2001 in connection with the merger and integration of the former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges in the quarter, $206, comprised of $138 of merger costs and $68 of restructuring expenses, was recorded on the merger and restructuring line of the consolidated statements of earnings and an additional $10 was recorded in cost of products sold.

For the six months ended June 30, 2001, the company recorded a total of $362 of merger and restructuring costs. Of this total, $351, comprised of $194 of merger costs and $157 of restructuring expenses, was recorded on the merger and restructuring line of the consolidated statements of earnings and an additional $11 was recorded in cost of products sold.

The $194 of 2001 merger costs includes costs incurred to integrate the former companies into a single organization such as consultant and relocation costs. This effort includes the company's plan to exit its Sweden-based metabolic diseases research activities, biopharmaceutical development unit and the company's plasma business. As a result of this effort, the company entered into a definitive agreement on June 7, 2001, related to the partial divestiture of these operations, establishing Biovitrum AB (Biovitrum). The related estimated loss of $50 is included within the second quarter 2001 merger costs and included the write-down of the net assets to market value and certain transaction-related expenses. Under the Biovitrum-related agreements, Pharmacia will initially retain ownership of approximately 35 percent of the new company with the remaining shares owned by outside investors. It is possible that Pharmacia's share will be further reduced to below 20 percent as additional outside investors may participate in the new company by acquiring shares from Pharmacia. At the current 35 percent ownership level, the company will account for its share of Biovitrum using the equity method of accounting following the closing of the transaction. The closing occurred on July 31, 2001 and, accordingly, there were no cash flows associated with the transaction in the second quarter.

The $78 of aggregate restructuring costs for the quarter comprises $28 related to prescription pharmaceuticals, $9 associated with corporate and administrative functions and $41 in connection with the agricultural subsidiary. On a year-to-date basis, the company has recorded $168 of aggregate restructuring charges as follows: $88 associated with prescription pharmaceuticals, $15 associated with corporate and administrative functions, $2 in connection with other pharmaceutical operations and $63 related to the agricultural subsidiary.

The $28 relating to prescription pharmaceuticals consists of $17 in connection with the involuntary termination of approximately 70 employees and $11 relating to asset impairments. For the six months ended June 30, 2001, the $88 total restructuring charges associated with prescription pharmaceuticals comprises $63 in connection with the separation of approximately 360 employees, $17 resulting from asset impairments and $8 associated with other exit costs.

The $9 associated with the corporate and administrative functions for the quarter includes $4 relating to the involuntary separation of approximately 30 employees and $5 resulting from asset impairments. The 2001 year-to-date total of $15 for corporate and administrative functions includes $10 relating to the separation of approximately 90 employees and the $5 of asset impairments. Although there are no charges associated with the other pharmaceutical operations during the second quarter 2001, the year-to-date restructuring balance includes $2 associated with the separation of approximately 10 employees.

The $41 of agricultural subsidiary restructuring charges for the quarter is composed of $31 on the merger and restructuring line and $10 on the cost of products sold line related to the write-off of inventories in connection with Monsanto's restructuring plan. The $31 in merger and restructuring comprises $5 relating to workforce reduction costs associated with the involuntary separation of approximately 110 employees, $14 relating to facility closures and other exit costs including contract terminations resulting from the exit of certain research programs and non-core activities, and $12 relating to the write-off of assets. For the 2001 year-to-date total of $63 ($11 in cost of products sold and $52 in merger and restructuring), Monsanto recorded $20 in connection with the involuntary separation of approximately 230 employees, $18 relating to facility closures and other exit costs, $14 in connection with the write-down of assets and $11 in cost of products sold in connection with the write-off of inventories.

During the second quarter of 2000, the company recorded aggregate merger and restructuring charges of $227. During that quarter, the company recorded on the merger and restructuring line an additional $7 of merger costs, totaling approximately $470 in merger-related costs for the first six months of 2000. These merger-related costs are comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 during the first quarter that was related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

The $220 of additional charges during the second quarter of 2000 represents restructuring charges and was recorded on several lines of the consolidated statements of earnings. $104 was recorded on the merger and restructuring line and included $90 associated with the involuntary separation of 424 employees and $14 relating to asset impairments and contract termination costs. An inventory write-off of $32 was recorded in cost of products sold and goodwill impairments of $84 were recorded in the amortization and adjustment of goodwill line, both in connection with the restructuring of the agricultural subsidiary.

Of the second-quarter 2000 charges to merger and restructuring, $59 relates to the restructuring of corporate functions including the involuntary separation of 49 employees, primarily the result of duplicate positions. The remaining $45 of charges are associated with the restructuring of agricultural products operations and include the involuntary separation of 375 employees throughout the world, mainly in research and development.

A rollforward from year-end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations is included in the table below. As of June 30, 2001, the company has paid a total of $369 relating to the separation of approximately 2,745 employees associated with these restructuring plans.


                                              Workforce
                                             Reductions          Other Exit Costs          Total
-------------------------------------------------------------------------------------------------
December 31, 2000                              $  192                $   15               $   207
Year-to-date charges                               95                    26                   121
Year-to-date spending                            (222)                  (24)                 (246)
-------------------------------------------------------------------------------------------------
June 30, 2001                                  $   65                $   17               $    82
=================================================================================================


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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                       For the Three Months Ended June 30,
                                                 2001         2001           2000         2000
                                                 Basic       Diluted         Basic       Diluted
                                                -------      --------       --------     --------
EPS numerator:
Earnings from continuing operations             $   752      $    752       $    538     $    538
Less: Preferred stock dividends, net of tax          (3)           --             (3)          --
Less: ESOP contribution, net of tax                  --            (2)            --           (2)
-------------------------------------------------------------------------------------------------
Earnings from continuing operations
  available to common shareholders              $   749      $    750       $    535     $    536
=================================================================================================
EPS denominator:
Average common shares outstanding                 1,300         1,300          1,269        1,269
Effect of dilutive securities:
  Stock options and stock warrants                   --            13             --           26
  Convertible instruments and
      incentive compensation                         --            13             --           13
-------------------------------------------------------------------------------------------------
Total shares (in millions)                        1,300         1,326          1,269        1,308
=================================================================================================
Earnings (loss) per share:
  Continuing operations                         $   .58      $    .56       $    .42     $    .41
  Discontinued operations                            --            --           (.04)        (.04)
  Extraordinary items                              (.01)         (.01)            --           --
-------------------------------------------------------------------------------------------------
  Net earnings                                  $   .57      $    .55       $    .38     $    .37
=================================================================================================



                                                       For the Six Months Ended June 30,
                                                 2001         2001           2000         2000
                                                 Basic       Diluted         Basic       Diluted
                                                -------      --------       --------     --------
EPS numerator:
Earnings from continuing operations             $ 1,006      $  1,006       $    507     $    507
Less: Preferred stock dividends, net of tax          (6)           --             (6)          --
Less: ESOP contribution, net of tax                  --            (4)            --           (4)
-------------------------------------------------------------------------------------------------
Earnings from continuing operations
  available to common shareholders               $1,000      $  1,002       $    501     $    503
=================================================================================================
EPS denominator:
Average common shares outstanding                 1,299         1,299          1,263        1,263
Effect of dilutive securities:
  Stock options and stock warrants                   --            16             --           19
  Convertible instruments and
     incentive compensation                          --            12             --           12
-------------------------------------------------------------------------------------------------
Total shares (in millions)                        1,299         1,327          1,263        1,294
=================================================================================================
Earnings (loss) per share:
  Continuing operations                         $   .77      $    .75       $    .39     $    .39
  Discontinued operations                            --            --             --           --
  Extraordinary items                              (.01)         (.01)            --           --
  Cumulative effect of accounting change             --            --           (.15)        (.15)
-------------------------------------------------------------------------------------------------
  Net earnings                                  $   .76      $    .74       $    .24     $    .24
=================================================================================================

H - INVENTORIES

                                                                        June 30,       December 31,
                                                                         2001             2000
                                                                        -------          -------
Estimated replacement cost (FIFO basis):
   Finished products                                                   $     793        $   1,042
   Raw materials, supplies and work-in-process                             2,145            1,941
-------------------------------------------------------------------------------------------------
Inventories (FIFO basis)                                                   2,938            2,983

Less reduction to LIFO cost                                                 (217)            (211)
-------------------------------------------------------------------------------------------------
Inventories                                                            $   2,721        $   2,772
=================================================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,301 at June 30, 2001, and $1,434 at December 31, 2000.


I - COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

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

LITIGATION MATTERS

On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics, Inc. and Mycogen Plant Science, Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 in future damages. This jury award was overturned on appeal by the California Court of Appeals. The California Supreme Court has granted Mycogen's petition requesting further review. Monsanto will continue to vigorously pursue its position on appeal. No provision has been made in the company's consolidated financial statements with respect to this verdict.

In April 1999, a jury verdict was returned against DEKALB Genetics (DEKALB) (which is now a wholly owned subsidiary of Monsanto) in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Aventis's technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 in actual damages for unjust enrichment and $50 in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. An arbitration has been filed on behalf of Calgene LLC, a wholly-owned subsidiary of Monsanto, claiming that as a former partner of Aventis, Calgene is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from Monsanto or DEKALB pursuant to these proceedings. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

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

The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Pharmacia & Upjohn Company, a subsidiary of the company, announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103; and Searle, also a subsidiary of the company, received a favorable verdict in 1999. Eighteen class action lawsuits seeking damages based on the same alleged conduct were filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. All but one of the state cases have been dismissed or settled. All that remain of the federal cases are those brought by plaintiffs who opted out of the federal class and have Robinson-Patman Act and Sherman Antitrust Act claims.

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

The company is also a defendant in a suit filed by Great Lakes Chemical Company. The original complaint was filed in the U.S. District Court in Delaware on January 20, 2000, alleging violations of Federal and Indiana Securities Laws, common law fraud and breach of contract claims. The lawsuit itself is a result of Great Lakes' purchase of the NSC Technologies unit of former Monsanto. According to Great Lakes, NSC's actual sales for 1999 were significantly below the projected sales. On May 25, 2000, the Federal Court dismissed Great Lakes' complaint for lack of federal subject matter jurisdiction holding that the sale of NSC was not a "security" under federal law. On June 9, 2000, Great Lakes filed a new complaint in Delaware Superior Court. The company's motion to move the case from Superior Court to Delaware Equity Court was granted. On February 13, 2001, oral argument was held on the company's motion to dismiss the state court action. In a ruling issued June 29, 2001, the Court dismissed Counts I, II, III and VII of the

Great Lakes Complaint, disposing of the fraud allegations and precluding the possibility of punitive damages, thereby significantly reducing the company's exposure, to the extent there was any exposure. Discovery is now proceeding on the remaining counts.

On April 12, 2001, the company was sued by CP Kelco in the U.S. District Court in Delaware. CP Kelco is seeking compensatory and punitive damages for alleged breach of contract, common law fraud and securities law violations arising from the sale of the business. Lehman Brothers Merchant Banking Partners II, L.P. purchased the Kelco biogums business from the company for $592 to form CP Kelco with a combination of the Kelco biogums business and a business purchased from Hercules, Inc. According to CP Kelco, their financial projections for the Kelco biogums business were materially lower than the projections provided by company management before the closing of the transaction, which occurred on September 28, 2000. The original asset purchase agreement was executed between the company and CP Kelco on February 22, 2000 and amended twice: on August 7, 2000 and September 15, 2000. The company believes the allegations of CP Kelco to be without merit and intends to defend them vigorously. The company has asserted counterclaims against CP Kelco for the return of certain payments and specific performance of its obligation under the Asset Purchase Agreement to provide certain severance benefits to certain transferred employees. The company also has asserted indemnification and other, related claims against Lehman Brothers Merchant Banking Partners II, L.P. Hercules, Inc. and Hercules 2000, LLC in a third party complaint. Discovery has begun in the lawsuit.

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


J - SEGMENT INFORMATION

The company's reportable segments are organized principally by product line. They are: Prescription Pharmaceuticals, Agricultural Productivity, and Seeds and Genomics. The Prescription Pharmaceuticals segment includes general therapeutics, ophthalmology and hospital products including oncology and diversified therapeutics. The Agricultural Productivity segment consists of crop protection products, animal agriculture and environmental technologies business lines. The Seeds and Genomics segment is comprised of global seeds and related trait businesses and genetic technology platforms.

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

The following tables show revenues and earnings for the company's operating segments and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-segment revenues. Long-lived assets are not allocated to segments and, accordingly, depreciation is not available on a segment basis. Historical segment information has been restated to conform to the current presentation.

                                                     For the Three Months Ended June 30,
                                                   Net Sales                        EBIT*
                                               2001         2000              2001         2000
                                              -------      -------           -------      -------
Prescription Pharmaceuticals                 $  2,943      $ 2,732          $    719     $    476
Other Pharmaceuticals                             470          448               100           95
Corporate                                          --           --              (305)        (162)
-------------------------------------------------------------------------------------------------
Total Pharmaceuticals & Corporate               3,413        3,180               514          409
-------------------------------------------------------------------------------------------------
Agricultural Productivity                       1,574        1,461               635          605
Seeds & Genomics                                  437          546                15          (94)
-------------------------------------------------------------------------------------------------
Total Agricultural                              2,011        2,007               650          511
-------------------------------------------------------------------------------------------------
Total Pharmacia                              $  5,424      $ 5,187             1,164          920
==================================================================
Interest expense, net                                                            (58)         (79)
Income tax provision                                                            (296)        (303)
Minority interest in agricultural subsidiaries,
   net of tax                                                                    (58)          --
-------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                     $    752     $    538
=================================================================================================


                                                      For the Six Months Ended June 30,
                                                   Net Sales                        EBIT*
                                               2001         2000              2001         2000
                                              -------      -------           -------      -------
Prescription Pharmaceuticals                 $  5,672      $ 5,106          $  1,156     $    906
Other Pharmaceuticals                             951          925               204          198
Corporate                                          --           --              (571)        (814)
-------------------------------------------------------------------------------------------------
Total Pharmaceuticals & Corporate               6,623        6,031               789          290
-------------------------------------------------------------------------------------------------
Agricultural Productivity                       2,382        2,294               774          803
Seeds & Genomics                                  935        1,034               (17)        (161)
-------------------------------------------------------------------------------------------------
Total Agricultural                              3,317        3,328               757          642
-------------------------------------------------------------------------------------------------
Total Pharmacia                              $  9,940      $ 9,359             1,546          932
==================================================================
Interest expense, net                                                           (101)        (147)
Income tax provision                                                            (373)        (278)
Minority interest in agricultural subsidiaries,
   net of tax                                                                    (66)          --
-------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                     $  1,006     $    507
=================================================================================================

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

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" is used to refer to pre-merger operations of the former Monsanto Company and "Monsanto" refers to the agricultural subsidiary.




FINANCIAL REVIEW

OVERVIEW

The table below provides a comparative overview of consolidated results for the second quarter and first six-month periods of 2001 and 2000 in millions of dollars, except per-share data.

                                             For the Three Months Ended                     For the Six Months Ended
                                                      June 30,                                       June 30,
                                        -----------------------------------            ------------------------------------
                                                      Percent                                         Percent
                                        2001          Change           2000            2001           Change           2000
                                        ----          ------           ----            ----           ------           ----
Net sales                             $ 5,424               5%        $ 5,187         $ 9,940               6%        $ 9,359
Earnings from continuing
  operations before interest
  and income taxes*                     1,164              27             920           1,546              66             932
Earnings from continuing
  operations                              752              40             538           1,006              98             507
Discontinued operations                    (3)           n.m.             (59)             (8)           n.m.              (1)
Extraordinary Items                       (12)           n.m.              --             (12)           n.m.              --
Cumulative effect of
  accounting change                        --            n.m.              --               1            n.m.            (198)
Net earnings                              737              54             479             987             220             308
Net earnings per common share:
  Continuing operations:
     Basic                            $   .58              38%        $   .42         $   .77              97%        $   .39
     Diluted                              .56              37             .41             .75              92             .39
 Net earnings
     Basic                            $   .57              50         $   .38         $   .76             217         $   .24
     Diluted                              .55              49             .37             .74             208             .24
=============================================================================================================================

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

Quarter-to-quarter and year-to-year comparisons are complicated by a number of factors, including special charges incurred throughout the first six months of 2001. Specifically, aggregate merger and restructuring charges total $216 million and $227 million before tax during the second quarter of 2001 and 2000, respectively. Of the second quarter 2001 charges, $206 million ($123 million after tax or $0.09 per share) is recorded within merger and restructuring and $10 million ($6 million after tax or $0.01 per share) is recorded in cost of products sold. Second quarter 2000 includes a $111 million ($81 million after tax or $0.05 per share) charge reported as merger and restructuring, a $32 million ($20 million after tax or $0.02 per share) charge recorded within cost of products sold, and $84 million ($83 million after tax or $0.07 per share) recorded as adjustments to goodwill relating to the write-down of goodwill in the Monsanto restructuring.

Year-to-date 2001 aggregate merger and restructuring charges are $362 million before tax, of which $351 million ($215 million after tax or $0.17 per share) is reported as merger and restructuring and $11 million ($7 million after tax or $0.01 per share) is recorded within cost of products sold. Year-to-date 2000 aggregate merger and restructuring charges amounted to $688 million before tax. Of these charges, $572 million ($404 million after tax or $0.30 per share) is recorded within merger and restructuring, $32 million ($20 million after tax or $0.02 per share) is recorded within cost of products sold, and $84 million ($83 after tax or $0.07 per share) was recorded as adjustments to goodwill relating to the write-down of goodwill in the Monsanto restructuring.

Year-to-date 2001 includes charges of $67 million ($42 million after tax or $0.03 per share) which was recorded in research and development (R&D) in association with the Sensus purchase acquisition and $50 million ($31 million after tax or $0.02 per share) of expense in R&D related to an agreement with Celltech Group plc in connection with the compound CDP 870.

A charge of $100 million ($62 million after tax or $0.05 per share) to selling, general and administrative (SG&A) relates to a charitable contribution and is included in year-to-date 2000.

NET SALES

Consolidated net sales rose 5 percent to $5.4 billion for the quarter and 6 percent to $9.9 billion for the first six months as compared to the same periods of 2000. The increase in sales growth for both the quarter and first half of 2001 is the result of volume increases of 8 percent and 10 percent, respectively. These volume increases were driven primarily by sales of CELEBREX and ROUNDUP. For both periods, the volume increases were offset by a 3 percent negative impact of currency exchange rates coupled with a slight decrease in prices. The negative exchange impact is due to the strengthening U.S. dollar against most foreign currencies, particularly the euro and yen.

                                        For the Three Months Ended June 30,          For the Six Months Ended June 30,
                                                     Percent                                    Percent
(Dollars in millions)                   2001          Change          2000          2001         Change           2000
-----------------------------------------------------------------------------------------------------------------------
Sales:
Pharmaceuticals
   Prescription Pharmaceuticals        $2,943             8%         $2,732        $5,672            11%         $5,106
   Other Pharmaceuticals                  470             5             448           951             3             925
-----------------------------------------------------------------------------------------------------------------------
   Total Pharmaceuticals                3,413             7           3,180         6,623            10           6,031
-----------------------------------------------------------------------------------------------------------------------
Agricultural
   Agricultural Productivity            1,574             8           1,461         2,382             4           2,294
   Seeds & Genomics                       437           (20)            546           935           (10)          1,034
-----------------------------------------------------------------------------------------------------------------------
   Total Agricultural                   2,011            --           2,007         3,317            --           3,328
-----------------------------------------------------------------------------------------------------------------------
Total sales                            $5,424             5%         $5,187        $9,940             6%         $9,359
=======================================================================================================================

PHARMACEUTICAL NET SALES

Pharmaceutical net sales were $3.4 billion for the second quarter and $6.6 billion for the first six months of 2001, an increase over the same periods of 2000 of 7 percent and 10 percent, respectively. Excluding the impact of foreign currency exchange, global pharmaceutical sales increased 11 percent for the quarter and 14 percent year to date. Pharmaceutical sales growth was led by CELEBREX, which had improved sales of $80 million, or 13 percent, for the quarter and $204 million, or 18 percent, for the first half of 2001.

In the company's largest market, the U.S., pharmaceutical sales growth was 11 percent for both the quarter and six-month periods ended June 30, 2001. Japan, the company's second largest market, recorded a decline of 10 percent for the quarter and 9 percent for the first six months relative to the comparative periods of 2000. Excluding the negative impact of foreign currency exchange, Japan had sales growth of 4 percent and 3 percent for the quarter and first six months, respectively. Sales performance in the following table is based on location of the customer.

                                For the Three Months Ended                 For the Six Months Ended
                                          June 30,                                 June 30,
                                                %Chg.                                     %Chg.
                                      Percent   Excl.                           Percent   Excl.
(Dollars in millions)        2001     Change    Ex.*      2000         2001     Change    Ex.*      2000
--------------------------------------------------------------------------------------------------------
United States              $1,891       11%      11%    $1,710       $3,562       11%      11%    $3,194
Japan                         227      (10)       4        252          421       (9)       3        461
Italy                         151        4       11        144          293        4       11        281
France                        132       51       62         87          273       54       65        177
Germany                       118        8       15        110          244       12       19        218
United Kingdom                103      (14)      (8)       121          222       --        8        222
Rest of world                 791        5       13        756        1,608        9       17      1,478
--------------------------------------------------------------------------------------------------------
Pharmaceutical net sales   $3,413        7%      11%    $3,180       $6,623       10%      14%    $6,031
========================================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.


A comparison of the period-to-period consolidated net sales of the company's major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

                                    For the Three Months Ended         For the Six Months Ended
                                              June 30,                          June 30,
                                              Percent                           Percent
(Dollars in millions)              2001       Change     2000         2001      Change      2000
-------------------------------------------------------------------------------------------------
CELEBREX                          $  710        13%     $  630       $1,359        18%     $1,155
XALATAN                              171        14         151          371        19         312
AMBIEN                               112       (32)        165          327        23         265
CAMPTOSAR                            180        62         111          317        66         191
DETROL LA/DETROL                     158        70          93          293        52         194
GENOTROPIN                           131         2         128          248         3         241
XANAX                                 91        13          81          167         2         165
MEDROL                                87        13          78          159        11         144
CLEOCIN                               74       (22)         95          149       (15)        175
DEPO-PROVERA                          79        14          69          144        15         125
NICORETTE Line                        63        16          54          129        18         109
PHARMORUBICIN/ELLENCE                 68        39          49          128        29          99
ARTHROTEC                             77         7          73          122        (5)        128
FRAGMIN                               58         3          56          111        (3)        114
ALDACTONE/Spiro Line                  50        (2)         52           92        (4)         96
MIRAPEX                               41        36          30           80        32          60
ROGAINE                               30       (17)         36           64        (5)         68
CABASER/DOSTINEX                      43        39          31           80        44          56
ZYVOX                                 30        59          19           53       175          19
PLETAL                                20        29          15           46        87          24
-------------------------------------------------------------------------------------------------
Total                             $2,273        13%     $2,016       $4,439        19%     $3,740
=================================================================================================

PRESCRIPTION PHARMACEUTICALS SEGMENT

                                         For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                                       Percent                                  Percent
(Dollars in millions)                        2001      Change      2000               2001      Change      2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                   $2,943        8%      $2,732             $5,672       11%      $5,106
Cost of products sold                          531       (2)         542              1,074        4        1,035
Research and development                       485       (8)         526              1,055        2        1,039
Selling, general and administrative          1,182        2        1,157              2,316       10        2,105
EBIT*                                          719       51          476              1,156       28          906
===================================================================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

Prescription pharmaceutical net sales, which constituted more than 85 percent of total pharmaceutical sales during both the quarter and six-month period ending June 30, 2001, increased by 8 percent in the quarter and 11 percent year-to-date as compared to the respective periods of 2000. Sales growth in the prescription pharmaceutical business was driven by CELEBREX, XALATAN, CAMPTOSAR, DETROL LA and ZYVOX. Sales of these products for the quarter totaled $1.3 billion, a 25 percent increase from the second quarter of 2000, and represented 43 percent of the quarter's prescription pharmaceutical sales compared to 37 percent for the year ago period. On a year-to-date basis, these products recorded sales of $2.4 billion, a 28 percent increase from prior year, and represented 42 percent of the prescription pharmaceutical sales for the period.

CELEBREX, the company's leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $710 million in the second quarter and $1.4 billion in the first half of 2001. Global sales increased 13 percent in the quarter and 18 percent on a year-to-date basis driven by successful launches in Europe. Sales in the U.S. during the first six months of 2001 were negatively impacted by trade purchasing in the fourth quarter of 2000 due to a price increase.

XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, achieved sales of $171 million, a 14 percent increase over the second quarter of 2000. In the first six months of 2001, XALATAN recorded sales of $371 million, a 19 percent increase. XALATAN is the number one prescribed glaucoma medication in the U.S., Europe and Japan. In the U.S., sales increased 11 percent to $68 million for the quarter despite the introduction of two new competitors. During the quarter, the company received European Union approval for XALACOM, a fixed combination of XALATAN and timolol. European launches of XALACOM are expected to occur in the second half of 2001.

Sales of AMBIEN, the market leading treatment for short-term insomnia in the U.S., were $112 million in the second quarter. Sales were negatively impacted by a previously announced increase in wholesale inventory levels during the first quarter preceding a March price increase. On a year-to-date basis, sales of AMBIEN increased 23 percent to $327 million.

CAMPTOSAR, the leading treatment for colorectal cancer in the U.S., recorded sales of $180 million in the second quarter, an increase of 62 percent. Sales were positively influenced by an increase in trade purchasing during the quarter in connection with a price increase. First half sales reached $317 million, a 66 percent increase. Since receiving U.S. Food and Drug Administration (FDA) approval in 2000 as a component of first-line treatment of metastatic colorectal cancer, first-line use of CAMPTOSAR now accounts for more than half of CAMPTOSAR sales.

Sales of DETROL LA/DETROL, the world's leading treatment for overactive bladder, increased 70 percent to $158 million in the second quarter and 52 percent to $293 million in the first half. Sales in the U.S. were $126 million reflecting strong demand for the new, once-daily DETROL LA which Pharmacia introduced in January. During the quarter, DETROL LA also received European Union approval. The company expects to launch the once-daily version across Europe in the second half of 2001 under various brand names including DETRUSITOL SR.

GENOTROPIN, the world's leading growth hormone, recorded sales of $131 million during the second quarter, an increase of 2 percent. In the first six months, sales of GENOTROPIN were $248 million. In the U.S., sales increased 19 percent in both the quarter and the year-to-date periods. Outside the U.S., sales gains were offset by weaker currencies in Europe and Japan.

ZYVOX, the company's new antibiotic for Gram-positive infections, recorded sales of $30 million in the quarter, an increase of 59 percent. In the year-to-date period, ZYVOX sales reached $53 million. ZYVOX is the first antibiotic from a completely new class of antibiotics in over 30 years. Following the approval and launch of ZYVOX in the United Kingdom in January, the European Union approved ZYVOX for marketing in Europe during the second quarter. The product will be sold under the brand name ZYVOXID when it is launched in Europe in the second half of 2001.

The company's older antibiotic product, CLEOCIN, declined 22 percent in the quarter and 15 percent in the first six months due to continued generic competition.

Sales of the company's Parkinson's disease drugs continued to grow at a rapid pace. MIRAPEX increased 36 percent in the second quarter to $41 million. First half sales increased 32 percent to $80 million. Meanwhile, sales of CABASER/DOSTINEX for Parkinson's disease and hyperprolactinemia grew 39 percent in the quarter and 44 percent in the first six months.

PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, increased 39 percent to $68 million in the quarter and 29 percent to $128 million for the first half. Sales gains were driven by growing demand in the U.S., where the product was launched in the fourth quarter of 1999 under the trade name ELLENCE.

Sales of ARTHROTEC, one of the company's older arthritis medications, and XANAX, for anxiety, increased in the second quarter due to fluctuations in trade purchasing in advance of a price increase. Sales of these products in the first six months are more indicative of true demand. On a year-to-date basis, XANAX increased 2 percent and ARTHROTEC decreased 5 percent.

In the second quarter, sales of FRAGMIN, for the prevention of blood clots after surgery, increased 3 percent. Weaker currencies in Europe and Japan offset an 84 percent increase in U.S. sales of FRAGMIN.

In other developments related to the prescription pharmaceutical segment, Pharmacia received FDA approval to market AXERT for the treatment of migraine headaches. Pharmacia launched AXERT in the third quarter of 2001.

The company announced the receipt of an approvable letter for SOMAVERT, the first in a new class of medicines called growth hormone receptor antagonists for the treatment of acromegaly. Pharmacia is working closely with FDA to resolve outstanding issues required for approval. Pharmacia also plans to provide additional data to the FDA in response to the not-approvable letter regarding parecoxib, a non-narcotic injectable analgesic.

Cost of products sold for the quarter and year-to-date periods ended June 30, 2001 and 2000 was $531 million and $542 million and $1.1 billion and $1.0 billion, respectively. A favorable shift in the product mix resulted in cost of products sold as a percent of sales to drop two percentage points to 18 percent in the quarter and one percentage point for the year-to-date period over the prior year.

Research and development (R&D) spending for the quarter decreased by $41 million, or 8 percent, as compared to the second quarter of 2000. The decrease was due to lower development spending related to recent sNDA and NDA filings for the COX-2 projects (CELEBREX, valdecoxib, and parecoxib), ZYVOX and the cancellation of certain other projects. Spending for the year-to-date period ended June 30, 2001 increased 2 percent, or $16 million, over the prior year. The increase was largely attributable to two events that occurred during the first quarter. During March, the company completed the acquisition of Sensus Drug Development Corporation and accounted for the transaction as a purchase. In conjunction with this accounting, an expense relating to in-process research and development was incurred for $67 million. Also during the first quarter, the company entered into an agreement with Celltech Group plc for the co-development and co-promotion of Celltech's proprietary compound CDP 870. CDP 870 belongs to a new therapeutic class of medicines, which show promise in certain autoimmune and inflammatory diseases. In connection with the agreement, the company recorded an expense of $50 million related to an up-front R&D payment. Offsetting these amounts were the aforementioned decreases in development spending and project cancellations, which have been realized throughout the first half of 2001.

Selling, general and administrative (SG&A) expenses increased between the quarterly and year-to-date periods ending June 30, 2001. An increase of $25 million, or 2 percent, was realized for the quarter while the year-to-date period recorded an increase of $211 million, or 10 percent, both compared to the corresponding prior-year periods. Mainly increased co-promotion payments, sales force expansion and promotional spending on strategic products drove the increases. The sales force expansion has been to support CELEBREX, LUNELLE, ACTIVELLA and ZYVOX.


OTHER PHARMACEUTICALS

                                           For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                                          Percent                                   Percent
(Dollars in millions)                           2001      Change      2000                2001      Change      2000
----------------------------------------------------------------------------------------------------------------------
Net sales                                    $   470        5%     $   448             $   951        3%     $   925
Cost of products sold                            204        6          193                 401       (2)         410
Research and development                          43        3           42                  86       10           78
Selling, general and administrative              136       (4)         141                 280       --          280
EBIT*                                            100        5           95                 204        3          198
======================================================================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

Net sales in the company's other pharmaceutical businesses are mainly comprised of consumer health care (over-the-counter products), animal health, pharmaceutical commercial services and diagnostics. Sales for the quarterly and year-to-date periods increased by $22 million and $26 million, respectively, in 2001 versus 2000. Increases in sales for the second quarter 2001 over 2000 was attributable to the pharmaceutical commercial services (PCS) business. Sales for this business increased 23 percent over the comparative quarter for 2000. In the year-to-date period, animal health, PCS and consumer health care were the drivers behind the favorable results with increases of 8 percent, 6 percent and 5 percent, respectively, versus the prior year.

AGRICULTURAL NET SALES

                              For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                            Percent                                  Percent
                                    2001     Change     2000               2001      Change      2000
                                 -------     ------    -------            -------    -------    -------
Agricultural Sales:

Agricultural Productivity       $  1,574        8%    $  1,461            $ 2,382        4%    $  2,294
Seeds and Genomics                   437      (20)         546                935      (10)       1,034
---------------------------------------------------------------------------------------------------------
Agricultural Sales              $  2,011       --     $  2,007            $ 3,317       --     $  3,328
=========================================================================================================
Agricultural EBIT*:

Agricultural Productivity       $    635        5%    $    605            $   774       (4)%   $    803
Seeds and Genomics                    15      n.m.         (94)               (17)      89         (161)
---------------------------------------------------------------------------------------------------------
Agricultural EBIT*              $    650       27%    $    511            $   757       18%    $    642
=========================================================================================================

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

Net sales for the company's agricultural business were relatively unchanged for the three months and six months ended June 30, 2001 compared with the same periods of the prior year. For the three months ended June 30, 2001, sales of the ROUNDUP family of herbicides increased while the Seeds and Genomics segment experienced higher soybean trait revenues which were more than offset by lower corn seed sales resulting from higher than anticipated corn seed returns in Latin America and fewer planted acres of corn in the United States. The strength of the U.S. dollar against foreign currencies, particularly the euro and the yen, negatively affected sales in the second quarter by 2 percent, or $33 million.

Year-to-date, increased sales of the ROUNDUP lawn and garden products combined with increased biotechnology trait revenues and higher soybean seed sales were offset by lower conventional corn seed sales, resulting from higher than anticipated returns in Latin America and lower planted corn acreage in the U.S. and currency effects of a strong U.S. dollar. The strength of the U.S. dollar during the six months negatively affected sales by nearly 2 percent or $60 million.


AGRICULTURAL PRODUCTIVITY SEGMENT

                              For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                            Percent                                  Percent
(Dollars in millions)             2001       Change     2000               2001      Change      2000
---------------------------------------------------------------------------------------------------------
Net Sales                       $  1,574        8%    $  1,461            $ 2,382        4%    $  2,294
EBIT*                                635        5          605                774       (4)         803
=========================================================================================================

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

Net sales for the Agricultural Productivity segment increased 8 percent in the second quarter of 2001 compared with the second quarter of 2000. Sales of the ROUNDUP family of herbicides and other glyphosate products (excluding ROUNDUP lawn and garden) rose 4 percent on higher volumes, primarily in the U.S. and Latin America, partly offset by a decline in sales in Asia, primarily attributable to lower prices, including the effects of currency. Higher sales in Latin America of branded ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden) primarily reflected increased adoption of conservation tillage in Argentina. The Agricultural Productivity segment also benefited from a 16 percent increase in sales by other businesses, including ROUNDUP lawn and garden and POSILAC bovine somatotropin.

EBIT for the Agricultural Productivity segment rose 5 percent in the three months ended June 30, 2001 compared with the same period of 2000. Gross profit for the segment increased 2 percent on higher sales but gross profit as a percent of sales declined 3 percentage points. The decline in gross margin percentage was largely attributable to lower ROUNDUP prices, including the effects of branded product mix and the effects of currency fluctuations.
Higher sales of ROUNDUP lawn and garden products, together with improved operational performance of the animal agriculture business, also contributed to the increase in EBIT. Operating expenses for the segment decreased 8 percent from the second quarter of 2000. SG&A and research spending as a percent of sales dropped 3 percentage points quarter over quarter, reflecting continued cost management.

Year-to-date net sales for the Agricultural Productivity segment increased 4 percent over the same period in the prior year. Increased ROUNDUP lawn and garden product sales combined with higher sales in the animal agricultural business were partly offset by a decrease in net sales in certain selective chemistry products. Sales of ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden) were nearly flat. Volumes of these products increased 12 percent but were offset by lower prices and product mix. In the United States, volumes increased 9 percent largely on increased demand for over-the-top applications used in conjunction with ROUNDUP READY seeds. Net sales in the U.S. were higher as modest price declines, driven largely by marketing programs and branded product mix, slightly offset volume increases. Sales of ROUNDUP herbicide also increased in Argentina where adoption of conservation tillage increased. However, sales in Canada, Australia, and Japan declined mainly from price competition, unfavorable weather conditions, and currency effects.

EBIT for the Agricultural Productivity segment decreased 4 percent, or $29 million, in the first six months of 2001 compared with the same period of 2000. Excluding charges for restructuring in 2001, reduced SG&A and research and development spending offset lower gross profit for the segment. Gross profit of ROUNDUP and other glyphosate sales outside the U.S. were lower due to the strength of the U.S. dollar against other currencies combined with the mix of branded products sold.

SEEDS AND GENOMICS SEGMENT

                               For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                            Percent                                Percent
(Dollars in millions)             2001      Change      2000             2001      Change      2000
-------------------------------------------------------------------------------------------------------
Net Sales                       $    437      (20)%   $    546          $   935      (10)%   $  1,034
EBIT*                                 15      n.m.         (94)             (17)      89         (161)
=======================================================================================================

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

Net sales for the Seeds and Genomics segment decreased 20 percent to $437 million in the second quarter of 2001 from $546 million in the same quarter of 2000. The decline was mainly caused by higher than anticipated corn seed returns (approximately $80 million) in Latin America during the second quarter. In addition, corn seed sales were lower in the United States as the result of lower corn planted acreage compared with the prior year. Trait revenues were relatively unchanged quarter to quarter reflecting higher soybean seed trait revenues offset by lower corn and cotton seed trait revenues.

EBIT for the Seeds and Genomics segment improved in the second quarter of 2001 to $15 million compared with a loss of $94 million in the same quarter of 2000. The second quarter of 2000 included an $84 million write-off of goodwill and restructuring charges that exceeded those in 2001 by $45 million. Excluding these one-time differences, earnings from the core business decreased nearly $20 million. The reduction in operating expenses in 2001 was not sufficient to offset the lower segment gross profit resulting from lower conventional corn seed sales caused by higher than anticipated corn seed returns in Latin America and lower corn seed sales in the U.S.

For the six months ended June 30, 2001, net sales for the Seeds and Genomics segment fell 10 percent or $99 million. Higher than anticipated corn seed returns in Latin America were primarily responsible for the decline. In the United States, increased revenues from biotechnology traits, mainly soybeans and cotton, and higher soybean sales volumes were offset by lower corn seed sales. Higher soybean trait revenue reflected the increased demand for ROUNDUP READY soybeans while cotton producers purchased more cotton seed stacked with BOLLGARD and ROUNDUP READY traits. The company estimates that seeds bearing its insect-resistant and ROUNDUP READY technologies were planted on approximately 80 million acres in the 2001 growing season, an increase of 11 percent over the previous growing season.

Year-to-date EBIT for the Seeds and Genomics segment improved from a loss of $161 million in 2000 to a loss of $17 million in 2001. The six month period for 2000 included the $84 million write-off of goodwill and restructuring charges that exceeded the same six-month period of 2001 by $35 million. Excluding these one-time differences, earnings improved $25 million year-to-date. Lower gross profit from lower corn seed sales were more than offset by lower operating expenses and increased biotechnology trait revenues.

AGRICULTURAL OUTLOOK

Due to the seasonal nature of the agricultural business, Monsanto represents a disproportionately large amount of second-quarter sales and earnings. The first half of the year is largely focused on the peak agricultural season in the northern hemisphere. As the company enters the second half of the year, the southern hemisphere becomes increasingly important. As a result, second-half 2001 growth is somewhat dependent on the economic conditions in the key Latin American agricultural markets of Argentina and Brazil. Given the recent economic trends in those markets, the company will continue to closely track the conditions there. The company has taken several steps to help it manage these businesses for profitability. Importantly, the agricultural markets in Argentina and the soybean market in Brazil are export oriented with grain trading denominated largely in U.S. dollars. However, if the economic conditions, including currency exchange rates and conditions in the agricultural markets, deteriorate substantially, it could have a material adverse effect on the company's credit risk profile, financial position and profitability.

CORPORATE AND OTHER

Corporate expenses totaled $305 million and $162 million for the second quarters of 2001 and 2000, respectively. Merger costs included in these balances totaled $138 million for 2001 and $7 million in 2000. Additionally, restructuring charges associated with the pharmaceutical and corporate functions are included in the corporate expenses. These charges totaled $37 million and $59 million for the second quarter of 2001 and 2000, respectively. Restructuring charges associated with the agricultural segments are included in the respective segments.

For the six-month periods ending June 30, 2001 and 2000, corporate expenses totaled $571 million and $814 million, respectively. Merger costs included in these balances were $194 million in 2001 and approximately $470 million for 2000. Pharmaceutical and corporate restructuring charges included in corporate expense totaled $105 million and $59 million for the first half of 2001 and 2000, respectively. Year-to-date 2000 also included a $100 million charitable contribution.

The net interest expense for the quarter decreased $21 million, or 27 percent, in relation to the comparable quarter of 2000 and decreased $46 million, or 31 percent, when comparing the six-month periods ending June 30, 2001 and 2000. The decreases are the result of significantly reduced net debt levels and increased cash balances.

The estimated annual effective tax rate for 2001 is 29 percent, excluding merger and restructuring and certain other costs. This compares with a 30-percent rate for the full year 2000.

MERGER AND RESTRUCTURING CHARGES

The company recorded an additional $216 million of merger and restructuring charges during the second quarter of 2001 in connection with the merger and integration of the former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges in the quarter, $206 million, comprised of $138 million of merger costs and $68 million of restructuring expenses, was recorded on the merger and restructuring line of the consolidated statements of earnings and an additional $10 million was recorded in cost of products sold.

For the six months ended June 30, 2001, the company recorded a total of $362 million of merger and restructuring costs. Of this total, $351 million, comprised of $194 million of merger costs and $157 million of restructuring expenses, was recorded on the merger and restructuring line of the consolidated statements of earnings and an additional $11 million was recorded in cost of products sold.

The $194 million of 2001 merger costs includes costs incurred to integrate the former companies into a single organization such as consultant and relocation costs. This effort includes the company's plan to exit its Sweden-based metabolic diseases research activities, biopharmaceutical development unit and the company's plasma business. As a result of this effort, the company entered into a definitive agreement on June 7, 2001, related to the partial divestiture of these operations, establishing Biovitrum AB (Biovitrum). The related estimated loss of $50 million is included within the second quarter 2001 merger costs and included the write-down of the net assets to market value and certain transaction-related expenses. Under the Biovitrum-related agreements, Pharmacia will initially retain ownership of approximately 35 percent of the new company with the remaining shares owned by outside investors. It is possible that Pharmacia's share will be further reduced to below 20 percent as additional outside investors may participate in the new company by acquiring shares from Pharmacia. At the current 35 percent ownership level, the company will account for its share of Biovitrum using the equity method of accounting following the closing of the transaction. The closing occurred on July 31, 2001 and, accordingly, there were no cash flows associated with the transaction in the second quarter.

The $78 million of aggregate restructuring costs for the quarter comprises $28 million related to prescription pharmaceuticals, $9 million associated with corporate and administrative functions and $41 million in connection with the agricultural subsidiary. On a year-to-date basis, the company has recorded $168 million of aggregate restructuring charges as follows: $88 million associated with prescription pharmaceuticals, $15 million associated with corporate and administrative functions, $2 million in connection with other pharmaceutical operations and $63 million related to the agricultural subsidiary.

The $28 million relating to prescription pharmaceuticals consists of $17 million in connection with the involuntary termination of approximately 70 employees and $11 million relating to asset impairments costs. For the six months ended June 30, 2001, the $88 million total restructuring charges associated with prescription pharmaceuticals comprises $63 million in connection with the involuntary separation of approximately 360 employees, $17 million resulting from asset impairments and $8 million associated with other exit costs.

The $9 million associated with the corporate and administrative functions for the quarter includes $4 million relating to the involuntary separation of approximately 30 employees and $5 million resulting from asset impairments. The 2001 year-to-date total of $15 million for corporate and administrative functions includes $10 million relating to the involuntary separation of approximately 90 employees and the $5 million of asset impairments. Although there are no charges associated with the other pharmaceutical operations during the second quarter 2001, the year-to-date restructuring balance includes $2 million associated with the involuntary separation of approximately 10 employees.

The $41 million of agricultural subsidiary restructuring charges for the quarter is composed of $31 million on the merger and restructuring line and $10 million on the cost of products sold line related to the write-off of inventories in connection with Monsanto's restructuring plan. The $31 million in merger and restructuring comprises $5 million relating to workforce reduction costs associated with the involuntary separation of approximately 110 employees, $14 million relating to facility closures and other exit costs including contract terminations costs resulting from the exit of certain research programs and non-core activities, and $12 million relating to the write-off of assets. For the 2001 year-to-date total of $63 million ($11 million in cost of products sold and $52 million in merger and restructuring), Monsanto recorded $20 million in connection with the involuntary separation of approximately 230 employees, $18 million relating to facility closures and other exit costs, $14 million in connection with the write-down of assets and $11 million in cost of products sold in connection with the write-off of inventories.

During the second quarter 2000, the company recorded aggregate merger and restructuring charges of $227 million. During that quarter, the company recorded on the merger and restructuring line an additional $7 million of merger costs, totaling approximately $470 million in merger-related costs for the first six months of 2000. These merger-related costs are comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 million during the first quarter that was related to certain employee stock options that were repriced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

The $220 million of additional charges during the second quarter of 2000 represents restructuring charges and was recorded on several lines of the consolidated statements of earnings. $104 million was recorded on the merger and restructuring line and included $90 million associated with the involuntary separation of 424 employees and $14 million relating to asset impairments and contract termination costs. An inventory write-off of $32 million was recorded in cost of products sold and goodwill impairments of $84 million were recorded in the amortization and adjustment of goodwill line, both in connection with the restructuring of the agricultural subsidiary.

Of the second-quarter 2000 charges to merger and restructuring, $59 million relates to the restructuring of corporate functions including the involuntary separation of 49 employees, primarily the result of duplicate positions. The remaining $45 million of charges are associated with the restructuring of agricultural products operations and include the involuntary separation of 375 employees throughout the world, mainly in research and development.

A rollforward from year-end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations is included in the table below. As of June 30, 2001, the company has paid a total of $369 million relating to the separation of approximately 2,745 employees associated with these restructuring plans.

                                              Workforce
(Dollars in millions)                        Reductions         Other Exit Costs           Total
-------------------------------------------------------------------------------------------------
December 31, 2000                              $  192                $   15               $   207
Year-to-date charges                               95                    26                   121
Year-to-date spending                            (222)                  (24)                 (246)
-------------------------------------------------------------------------------------------------
June 30, 2001                                  $   65                $   17               $    82
=================================================================================================

Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to span multiple years with total merger and restructuring costs equaling $2.0 billion to $2.5 billion with annual savings in excess of $600 million.


COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, deferred amounts for hedging purposes, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income for the three months ended June 30, 2001 and 2000, was $708 million and $319 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $727 million and $423 million, respectively. The difference between net earnings and comprehensive income in both years was largely due to fluctuations in the currency translation adjustments reflecting the changes in the strength of the dollar against other currencies at June
30, 2001 as compared to the previous December 31, 2000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                                        June 30,        December 31,
(Dollars in millions)                                                     2001             2000
---------------------------------------------------------------------------------------------------
Working capital                                                        $   5,412        $   5,406
Current ratio                                                             1.76:1           1.88:1
Debt to total capitalization                                                30.9%            29.3%
===================================================================================================

The company's working capital was mainly unchanged at June 30, 2001 as compared to year-end. Seasonal increases in accounts receivable relating to the agricultural business grew current assets while increases in short-term debt served to increase current liabilities. Seasonal commercial paper borrowing in the agricultural business and a reclassification of debt from long-term to short-term were mainly responsible for the mitigation of net working capital growth. The current ratio and debt-to-total-capitalization ratio were slightly unfavorable compared to December 31, 2000 due to the aforementioned seasonal activity.

During the second quarter, the company retired certain third party debt pertaining to the Employee Stock Ownership Plan (ESOP). The cash impact of the transaction was $71 million.

During March 2001, the company acquired Sensus Drug Development Corporation. The cash paid in connection with this transaction was $65 million.

On June 29, 2001, the company committed to a definitive agreement to retire $700 million in debt securities. This action resulted in the reclassification of the debt from a long-term to a short-term classification in the condensed consolidated balance sheets during the period. The physical settlement of these securities occurred in July 2001.

The company continues to monitor the economic conditions in certain Latin American countries and the impact that an adverse change could have on working capital, liquidity and profitability. While the entire company has exposure to such an adverse event, the effects would be felt most strongly in the agricultural segments as indicated under "Agricultural Outlook" above.

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

In April 1999, a jury verdict was returned against DEKALB Genetics (DEKALB) (which is now a wholly owned subsidiary of Monsanto) in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using the plaintiff's technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company's consolidated financial statements with respect to the award for punitive damages.

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

EXTRAORDINARY ITEMS

On June 28, 2001, the company retired certain debt obligations relating to one of the employee stock ownership plans. The principal amount of the debt was $65 million. Certain costs related to the transaction, including a premium to retire the debt and other direct costs, were $4 million (net of taxes of $2 million) and have been classified as an extraordinary item on the company's consolidated statements of earnings.

Through a private transaction occurring on June 29, 2001, the company retired debt related to the adjustable conversion-rate equity securities (ACES) in the principal amount of $700 million. Premium on the debt and other direct costs of $8 million (net of taxes of $5 million) were accrued as an extraordinary item. The physical settlement, including the exchange of cash, occurred in July 2001.


NEW ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". The new rules require that the purchase method of accounting be used for all business combinations after June 30, 2001. The use of the pooling of interests method is now prohibited. There was no impact on the company's financial statements with the adoption of these rules.

Also during the quarter, the Financial Accounting Standards Board approved for issuance SFAS No. 142 "Goodwill and Other Intangible Assets". These new rules change the accounting methodology for goodwill from a model which amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of certain other intangibles - those with indefinite useful lives. These, too, will be subject to the impairment test. The company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 142 as of January 1, 2002.

On January 1,2001, the company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses of non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses of derivatives and certain other instruments can be offset or deferred.

Under the new rules, the net consolidated statements of earnings effect of adopting SFAS 133 is presented as a cumulative effect adjustment of an accounting change and is less than $1 million (net of tax). This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in the recorded basis to bring derivatives to fair value, both of which were less than $1 million on an individual basis. There was no net impact to the cumulative effect adjustment required to reflect the fair value of derivatives that are designated as fair value hedges, as the adjustments to recognize the difference between the carrying values and the fair values of hedged items and related derivatives offset. A similar cumulative effect adjustment in the amount of $3 million (net of tax) has been made on the condensed consolidated balance sheets to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges. Upon adopting SFAS 133, the company elected, in accordance with the rules, to reclassify $52 million of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with this reclassification is not material and is recorded in shareholders' equity.

EURO CONVERSION

Effective January 1,1999, eleven European countries began operating with a new common currency, the euro. This has now increased to twelve with the addition of Greece. The euro will completely replace these countries' national currencies by January 1, 2002.

The conversion to the euro requires changes in the company's operations as systems and commercial arrangements are modified to deal with the new currency. Management created a project team to evaluate the impact of the euro conversion on the company's operations and develop and execute action plans, as necessary, to successfully effect the change. As of December 31, 2000, the company's systems were euro compliant, and during 2001 they all will have been converted to the euro as their local currency. The cost of this effort through 2000 was approximately $9 million with an additional amount of $3 million expected before January 1, 2002. The conversion to the euro may have competitive implications on pricing and marketing strategies. However, any such impact is not known at this time. At this point in its overall assessment, management believes the impact of the euro conversion on the company will not be significant. Still, uncertainty exists as to the effects the euro currency will have on the marketplace and, as a result, there is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the company's business will occur.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2001, the company entered into a definitive agreement for the retirement of $700 million in fixed-rate debt securities. The effect of this retirement served to reduce the company's exposure to interest rate risk. Physical settlement of these securities occurred during July 2001.

There are no other material changes related to market risk from the disclosures in Pharmacia Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - See the Exhibit Index

(b)      Reports on Form 8-K during the quarter ended June 30, 2001:

Report on Form 8-K dated June 22, 2001 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

SIGNATURE:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PHARMACIA CORPORATION
                                               (Registrant)



DATE:  August 13, 2001                         /S/R. G. Thompson
                                               R. G. Thompson
                                               Senior Vice President
                                               and Corporate Controller

EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number            Description
-----------       ---------------

   2.             Omitted - Inapplicable

   4.             Omitted - Inapplicable

  10.             Omitted - Inapplicable

  11.             Omitted - Inapplicable; see Note G of Notes to Financial
                  Statements on page 9.

  15.             Omitted - Inapplicable

  18.             Omitted - Inapplicable

  19.             Omitted - Inapplicable

  22.             Omitted - Inapplicable

  23.             Omitted - Inapplicable

  24.             Omitted - Inapplicable

  99.             Omitted - Inapplicable