Form 10-Q/A
period 2001-06-30
PHARMACIA CORP /DE/
filed 2001-08-21
CIK 67686

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-2516

                             PHARMACIA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                              43-0420020
                 (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                             IDENTIFICATION
                                                                  NO.)
  PHARMACIA CORPORATION, 100 ROUTE 206 NORTH, PEAPACK, NJ        07977
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                  908/901-8000
                         REGISTRANT'S TELEPHONE NUMBER

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  YES     [ ]  NO

     The number of shares of Common Stock, $2 Par Value, outstanding as of August 9, 2001 was 1,301,517,238

                               Page 1 of 33 pages

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends Item 1 ("Financial Statements") and Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of its Form 10-Q filed electronically with the Securities and Exchange Commission on August 14, 2001, for the quarter ended June 30, 2001, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     The following changes have been made within the Condensed Consolidated Balance Sheets of Item 1 (page 6):

     A reclassification of $100 (million) was made between preferred stock and accumulated other comprehensive loss on the condensed consolidated balance sheet as of June 30, 2001 as a result of an inadvertent misclassification. This change has no impact on total shareholders' equity, total assets, total liabilities or net earnings.

     In addition, Note E -- Comprehensive Income (page 8) has been modified to reflect the aforementioned changes made herein:

     "Comprehensive income for the three months ended June 30, 2001 and 2000 was $608 (million) and $319 (million), respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $627 (million) and $423 (million), respectively."

     The following sentences within the Comprehensive Income discussion of Item 2 (page 28) have also been modified to reflect the aforementioned changes made herein:

     "Comprehensive income for the three months ended June 30, 2001 and 2000 was $608 million and $319 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $627 million and $423 million, respectively."

     The entire text of Item 1 and Item 2, reflecting the aforementioned changes, is set forth in this report on Form 10-Q/A.

                        QUARTERLY REPORT ON FORM 10-Q/A

                             PHARMACIA CORPORATION

                          QUARTER ENDED JUNE 30, 2001

                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION.............................    4
Item 1. Financial Statements................................    4
  Consolidated Statements of Earnings.......................    4
  Condensed Consolidated Statements of Cash Flows...........    5
  Condensed Consolidated Balance Sheets.....................    6
  Notes to Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   17
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   30
PART II -- OTHER INFORMATION................................   31
Item 5. Other Information...................................   31
Item 6. Exhibits and Reports on Form 8-K....................   31

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PHARMACIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                      --------------------    ------------------
                                                       2001         2000       2001        2000
                                                      -------      -------    ------      ------
Net sales...........................................  $5,424       $5,187     $9,940      $9,359
Cost of products sold...............................   1,559        1,513      3,000       2,917
Research and development............................     664          716      1,411       1,411
Selling, general and administrative.................   1,780        1,754      3,503       3,356
Amortization and adjustment of goodwill.............      55          145        116         202
Merger and restructuring............................     206          111        351         572
Interest expense....................................      88          104        170         201
Interest income.....................................     (30)         (25)       (69)        (54)
All other, net......................................      (4)          28         13         (31)
                                                      ------       ------     ------      ------
Earnings before income taxes and minority
  interest..........................................   1,106          841      1,445         785
Provision for income taxes..........................     296          303        373         278
Minority interest in agricultural subsidiaries, net
  of tax............................................      58           --         66          --
                                                      ------       ------     ------      ------
Earnings from continuing operations.................     752          538      1,006         507
Loss on sale of discontinued operations, net of
  tax...............................................      (3)         (59)        (8)         (1)
                                                      ------       ------     ------      ------
Earnings before extraordinary items and cumulative
  effect of accounting change.......................     749          479        998         506
Extraordinary items, net of tax.....................     (12)          --        (12)         --
Cumulative effect of accounting change, net of
  tax...............................................      --           --          1        (198)
                                                      ------       ------     ------      ------
Net earnings........................................  $  737       $  479     $  987      $  308
                                                      ======       ======     ======      ======
Net earnings per common share:
Basic
  Earnings from continuing operations...............  $  .58       $  .42     $  .77      $  .39
  Net earnings......................................     .57          .38        .76         .24
Diluted
  Earnings from continuing operations...............  $  .56       $  .41     $  .75      $  .39
  Net earnings......................................     .55          .37        .74         .24
                                                      ======       ======     ======      ======

                            See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Net cash provided (required) by continuing operations.......  $   86      $ (450)
Net cash (required) by discontinued operations..............      --          (1)
                                                              ------      ------
Net cash provided (required) by operations..................      86        (451)
                                                              ------      ------
Cash flows (required) provided by investment activities:
  Proceeds from sale of subsidiaries........................      --          75
  Purchases of subsidiaries.................................     (65)         (4)
  Proceeds from sales of investments........................      78          91
  Purchases of other acquisitions and investments...........     (81)       (226)
  Purchases of property, plant and equipment................    (553)       (643)
  Proceeds from sale of discontinued operations, net........      --       1,077
  Other.....................................................     (29)          5
                                                              ------      ------
Net cash (required) provided by investment activities.......    (650)        375
                                                              ------      ------
Cash flows provided (required) by financing activities:
  Proceeds from issuance of debt............................      --          12
  Repayment of debt.........................................     (65)       (379)
  Payments of ESOP debt.....................................     (85)        (31)
  Net increase (decrease) in short-term borrowings..........     779         (33)
  Dividend payments.........................................    (319)       (334)
  Issuance of stock.........................................     158         480
                                                              ------      ------
Net cash provided (required) by financing activities........     468        (285)
                                                              ------      ------
Effect of exchange rate changes on cash.....................     (70)        (40)
                                                              ------      ------
Net change in cash and cash equivalents.....................    (166)       (401)
Cash and cash equivalents, beginning of year................   2,166       1,600
                                                              ------      ------
Cash and cash equivalents, end of period....................  $2,000      $1,199
                                                              ======      ======

                            See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,000       $ 2,166
  Trade accounts receivable, less allowance of $292 (2000:
     $292)..................................................    5,966         5,025
  Inventories...............................................    2,721         2,772
  Other current assets......................................    1,858         1,604
                                                              -------       -------
Total current assets........................................   12,545        11,567
Long-term investments.......................................      297           444
Properties, net.............................................    7,155         7,171
Goodwill and other intangible assets, net...................    5,009         5,259
Other noncurrent assets.....................................    1,834         2,215
                                                              -------       -------
Total assets................................................  $26,840       $26,656
                                                              =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current maturities of long-term
     debt...................................................  $ 2,312       $   833
  Accounts payable..........................................    1,249         1,361
  Other current liabilities.................................    3,572         3,967
                                                              -------       -------
Total current liabilities...................................    7,133         6,161
Long-term debt and guarantee of ESOP debt...................    3,718         4,586
Other noncurrent liabilities................................    2,562         2,904
Minority interest in agricultural subsidiaries..............    1,105         1,084
                                                              -------       -------
Total liabilities...........................................   14,518        14,735
                                                              -------       -------
Shareholders' equity:
  Preferred stock, one cent par value; at stated value;
     authorized 10 million shares; issued 6,462 shares
     (2000: 6,518 shares)...................................      260           263
  Common stock, two dollar par value; authorized 3 billion
     shares; issued 1.468 billion shares....................    2,937         2,937
  Capital in excess of par value............................    2,762         2,694
  Retained earnings.........................................   11,418        10,781
  ESOP-related accounts.....................................     (296)         (307)
  Treasury stock............................................   (1,955)       (2,003)
  Accumulated other comprehensive loss......................   (2,804)       (2,444)
                                                              -------       -------
Total shareholders' equity..................................   12,322        11,921
                                                              -------       -------
Total liabilities and shareholders' equity..................  $26,840       $26,656
                                                              =======       =======

                            See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

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

A -- INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

B -- NEW ACCOUNTING STANDARDS

  DERIVATIVE INSTRUMENTS AND HEDGING

     On January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and its amendments. This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses on non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses on derivatives and certain other instruments can be offset or deferred.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

C -- ACQUISITION

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

D -- EXTRAORDINARY ITEMS

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

E -- COMPREHENSIVE INCOME

     Comprehensive income for the three months ended June 30, 2001 and 2000 was $608 and $319, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $627 and $423, respectively.

F -- MERGER AND RESTRUCTURING CHARGES

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

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

                                                           WORKFORCE          OTHER
                                                           REDUCTIONS       EXIT COSTS       TOTAL
                                                           ----------       ----------       -----
December 31, 2000........................................    $ 192             $ 15          $ 207
Year-to-date charges.....................................       95               26            121
Year-to-date spending....................................     (222)             (24)          (246)
                                                             -----             ----          -----
June 30, 2001............................................    $  65             $ 17          $  82
                                                             =====             ====          =====

G -- EARNINGS PER SHARE

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                  --------------------------------------
                                                        2001                 2000
                                                  -----------------    -----------------
                                                  BASIC     DILUTED    BASIC     DILUTED
                                                  ------    -------    ------    -------
EPS numerator:
Earnings from continuing operations.............  $  752    $  752     $  538    $  538
Less: Preferred stock dividends, net of tax.....      (3)       --         (3)       --
Less: ESOP contribution, net of tax.............      --        (2)        --        (2)
                                                  ------    ------     ------    ------
Earnings from continuing operations available to
  common shareholders...........................  $  749    $  750     $  535    $  536
                                                  ======    ======     ======    ======
EPS denominator:
Average common shares outstanding...............   1,300     1,300      1,269     1,269
Effect of dilutive securities:
  Stock options and stock warrants..............      --        13         --        26
  Convertible instruments and incentive
     compensation...............................      --        13         --        13
                                                  ------    ------     ------    ------
Total shares (in millions)......................   1,300     1,326      1,269     1,308
                                                  ======    ======     ======    ======
Earnings (loss) per share:
  Continuing operations.........................  $  .58    $  .56     $  .42    $  .41
  Discontinued operations.......................      --        --       (.04)     (.04)
  Extraordinary items...........................    (.01)     (.01)        --        --
                                                  ------    ------     ------    ------
  Net earnings..................................  $  .57    $  .55     $  .38    $  .37
                                                  ======    ======     ======    ======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------
                                                        2001                 2000
                                                  -----------------    -----------------
                                                  BASIC     DILUTED    BASIC     DILUTED
                                                  ------    -------    ------    -------
EPS numerator:
Earnings from continuing operations.............  $1,006    $1,006     $  507    $  507
Less: Preferred stock dividends, net of tax.....      (6)       --         (6)       --
Less: ESOP contribution, net of tax.............      --        (4)        --        (4)
                                                  ------    ------     ------    ------
Earnings from continuing operations available to
  common shareholders...........................  $1,000    $1,002     $  501    $  503
                                                  ======    ======     ======    ======
EPS denominator:
Average common shares outstanding...............   1,299     1,299      1,263     1,263
Effect of dilutive securities:
  Stock options and stock warrants..............      --        16         --        19
  Convertible instruments and incentive
     compensation...............................      --        12         --        12
                                                  ------    ------     ------    ------
Total shares (in millions)......................   1,299     1,327      1,263     1,294
                                                  ======    ======     ======    ======
Earnings (loss) per share:
  Continuing operations.........................  $  .77    $  .75     $  .39    $  .39
  Discontinued operations.......................      --        --         --        --
  Extraordinary items...........................    (.01)     (.01)        --        --
  Cumulative effect of accounting change........      --        --       (.15)     (.15)
                                                  ------    ------     ------    ------
Net earnings....................................  $  .76    $  .74     $  .24    $  .24
                                                  ======    ======     ======    ======

H -- INVENTORIES

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Estimated replacement cost (FIFO basis):
  Finished products.........................................   $  793        $1,042
  Raw materials, supplies and work-in-process...............    2,145         1,941
                                                               ------        ------
Inventories (FIFO basis)....................................    2,938         2,983
Less reduction to LIFO cost.................................     (217)         (211)
                                                               ------        ------
Inventories.................................................   $2,721        $2,772
                                                               ======        ======

     Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,301 at June 30, 2001, and $1,434 at December 31, 2000.

I -- COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

J -- SEGMENT INFORMATION

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

                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------------
                                                     NET SALES             EBIT*
                                                  ----------------    ---------------
                                                   2001      2000      2001     2000
                                                  ------    ------    ------    -----
Prescription Pharmaceuticals....................  $2,943    $2,732    $  719    $ 476
Other Pharmaceuticals...........................     470       448       100       95
Corporate.......................................      --        --      (305)    (162)
                                                  ------    ------    ------    -----
Total Pharmaceuticals & Corporate...............   3,413     3,180       514      409
                                                  ------    ------    ------    -----
Agricultural Productivity.......................   1,574     1,461       635      605
Seeds & Genomics................................     437       546        15      (94)
                                                  ------    ------    ------    -----
Total Agricultural..............................   2,011     2,007       650      511
                                                  ------    ------    ------    -----
Total Pharmacia.................................  $5,424    $5,187     1,164      920
                                                  ======    ======
Interest expense, net...........................                         (58)     (79)
Income tax provision............................                        (296)    (303)
Minority interest in agricultural subsidiaries,
  net of tax....................................                         (58)      --
                                                                      ------    -----
Net earnings from continuing operations.........                      $  752    $ 538
                                                                      ======    =====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA UNLESS OTHERWISE
                           INDICATED) -- (CONTINUED)

                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------
                                                     NET SALES             EBIT*
                                                  ----------------    ---------------
                                                   2001      2000      2001     2000
                                                  ------    ------    ------    -----
Prescription Pharmaceuticals....................  $5,672    $5,106    $1,156    $ 906
Other Pharmaceuticals...........................     951       925       204      198
Corporate.......................................      --        --      (571)    (814)
                                                  ------    ------    ------    -----
Total Pharmaceuticals & Corporate...............   6,623     6,031       789      290
                                                  ------    ------    ------    -----
Agricultural Productivity.......................   2,382     2,294       774      803
Seeds & Genomics................................     935     1,034       (17)    (161)
                                                  ------    ------    ------    -----
Total Agricultural..............................   3,317     3,328       757      642
                                                  ------    ------    ------    -----
Total Pharmacia.................................  $9,940    $9,359     1,546      932
                                                  ======    ======
Interest expense, net...........................                        (101)    (147)
Income tax provision............................                        (373)    (278)
Minority interest in agricultural subsidiaries,
  net of tax....................................                         (66)      --
                                                                      ------    -----
Net earnings from continuing operations.........                      $1,006    $ 507
                                                                      ======    =====

---------------
* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

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

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
Net sales............................  $5,424        5%     $5,187    $9,940        6%     $9,359
Earnings from continuing operations
  before interest and income
  taxes*.............................   1,164       27         920     1,546       66         932
Earnings from continuing
  operations.........................     752       40         538     1,006       98         507
Discontinued operations..............      (3)    n.m.         (59)       (8)    n.m.          (1)
Extraordinary Items..................     (12)    n.m.          --       (12)    n.m.          --
Cumulative effect of accounting
  change.............................      --     n.m.          --         1     n.m.        (198)
Net earnings.........................     737       54         479       987      220         308
Net earnings per common share:
  Continuing operations:
     Basic...........................  $  .58       38%     $  .42    $  .77       97%     $  .39
     Diluted.........................     .56       37         .41       .75       92         .39
  Net earnings
     Basic...........................  $  .57       50%     $  .38    $  .76      217%     $  .24
     Diluted.........................     .55       49         .37       .74      208         .24

---------------
n.m. = not meaningful

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

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
                                                         (DOLLARS IN MILLIONS)
Sales:
Pharmaceuticals
  Prescription Pharmaceuticals.......  $2,943        8%     $2,732    $5,672       11%     $5,106
  Other Pharmaceuticals..............     470        5         448       951        3         925
                                       ------      ---      ------    ------      ---      ------
     Total Pharmaceuticals...........   3,413        7       3,180     6,623       10       6,031
                                       ------      ---      ------    ------      ---      ------
Agricultural
  Agricultural Productivity..........   1,574        8       1,461     2,382        4       2,294
  Seeds & Genomics...................     437      (20)        546       935      (10)      1,034
                                       ------      ---      ------    ------      ---      ------
     Total Agricultural..............   2,011       --       2,007     3,317       --       3,328
                                       ------      ---      ------    ------      ---      ------
Total sales..........................  $5,424        5%     $5,187    $9,940        6%     $9,359
                                       ======      ===      ======    ======      ===      ======

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

3 percent for the quarter and first six months, respectively. Sales performance in the following table is based on location of the customer.

                                      FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------   ---------------------------------
                                                          %CHG.                                 %CHG.
                                               PERCENT    EXCL.                       PERCENT   EXCL.
                                      2001      CHANGE     EX.*     2000      2001    CHANGE    EX.*     2000
                                     -------   --------   ------   -------   ------   -------   -----   ------
                                                               (DOLLARS IN MILLIONS)
United States......................  $1,891       11%       11%    $1,710    $3,562     11%      11%    $3,194
Japan..............................     227      (10)        4        252       421     (9)       3        461
Italy..............................     151        4        11        144       293      4       11        281
France.............................     132       51        62         87       273     54       65        177
Germany............................     118        8        15        110       244     12       19        218
United Kingdom.....................     103      (14)       (8)       121       222     --        8        222
Rest of world......................     791        5        13        756     1,608      9       17      1,478
                                     ------      ---        --     ------    ------     --       --     ------
Pharmaceutical net sales...........  $3,413        7%       11%    $3,180    $6,623     10%      14%    $6,031
                                     ======      ===        ==     ======    ======     ==       ==     ======

---------------
* Underlying growth reflects the percentage change excluding currency exchange effects.

     A comparison of the period-to-period consolidated net sales of the company's major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
                                                         (DOLLARS IN MILLIONS)
CELEBREX.............................  $  710       13%     $  630    $1,359       18%     $1,155
XALATAN..............................     171       14         151       371       19         312
AMBIEN...............................     112      (32)        165       327       23         265
CAMPTOSAR............................     180       62         111       317       66         191
DETROL LA/DETROL.....................     158       70          93       293       52         194
GENOTROPIN...........................     131        2         128       248        3         241
XANAX................................      91       13          81       167        2         165
MEDROL...............................      87       13          78       159       11         144
CLEOCIN..............................      74      (22)         95       149      (15)        175
DEPO-PROVERA.........................      79       14          69       144       15         125
NICORETTE Line.......................      63       16          54       129       18         109
PHARMORUBICIN/ELLENCE................      68       39          49       128       29          99
ARTHROTEC............................      77        7          73       122       (5)        128
FRAGMIN..............................      58        3          56       111       (3)        114
ALDACTONE/Spiro Line.................      50       (2)         52        92       (4)         96
MIRAPEX..............................      41       36          30        80       32          60
ROGAINE..............................      30      (17)         36        64       (5)         68
CABASER/DOSTINEX.....................      43       39          31        80       44          56
ZYVOX................................      30       59          19        53      175          19
PLETAL...............................      20       29          15        46       87          24
                                       ------      ---      ------    ------      ---      ------
Total................................  $2,273       13%     $2,016    $4,439       19%     $3,740
                                       ======      ===      ======    ======      ===      ======

PRESCRIPTION PHARMACEUTICALS SEGMENT

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
                                                         (DOLLARS IN MILLIONS)
Net sales............................  $2,943       8%      $2,732    $5,672      11%      $5,106
Cost of products sold................     531      (2)         542     1,074       4        1,035
Research and development.............     485      (8)         526     1,055       2        1,039
Selling, general and
  administrative.....................   1,182       2        1,157     2,316      10        2,105
EBIT*................................     719      51          476     1,156      28          906

---------------
* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

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

OTHER PHARMACEUTICALS

                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                             -----------------------    -----------------------
                                                     PERCENT                    PERCENT
                                             2001    CHANGE     2000    2001    CHANGE     2000
                                             ----    -------    ----    ----    -------    ----
                                                           (DOLLARS IN MILLIONS)
Net sales..................................  $470       5%      $448    $951       3%      $925
Cost of products sold......................   204       6        193     401      (2)       410
Research and development...................    43       3         42      86      10         78
Selling, general and administrative........   136      (4)       141     280      --        280
EBIT*......................................   100       5         95     204       3        198

---------------
* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical segments have been included as part of corporate costs in the determination of EBIT.

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

AGRICULTURAL NET SALES

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
                                                         (DOLLARS IN MILLIONS)
Agricultural Sales:
Agricultural Productivity............  $1,574        8%     $1,461    $2,382        4%     $2,294
Seeds and Genomics...................     437      (20)        546       935      (10)      1,034
                                       ------     ----      ------    ------      ---      ------
Agricultural Sales...................  $2,011       --      $2,007    $3,317       --      $3,328
                                       ======     ====      ======    ======      ===      ======
Agricultural EBIT*:
Agricultural Productivity............  $  635        5%     $  605    $  774       (4)%    $  803
Seeds and Genomics...................      15     n.m.         (94)      (17)      89        (161)
                                       ------     ----      ------    ------      ---      ------
Agricultural EBIT*...................  $  650       27%     $  511    $  757       18%     $  642
                                       ======     ====      ======    ======      ===      ======

---------------
n.m. = not meaningful

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

AGRICULTURAL PRODUCTIVITY SEGMENT

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                                 PERCENT                        PERCENT
                                        2001     CHANGE      2000      2001     CHANGE      2000
                                       ------    -------    ------    ------    -------    ------
                                                         (DOLLARS IN MILLIONS)
Net Sales............................  $1,574       8%      $1,461    $2,382       4%      $2,294
EBIT*................................     635       5          605       774      (4)         803

---------------
* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

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

SEEDS AND GENOMICS SEGMENT

                                             FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                ENDED JUNE 30,              ENDED JUNE 30,
                                            -----------------------    -------------------------
                                                    PERCENT                    PERCENT
                                            2001    CHANGE     2000    2001    CHANGE      2000
                                            ----    -------    ----    ----    -------    ------
                                                           (DOLLARS IN MILLIONS)
Net Sales.................................  $437      (20)%    $546    $935      (10)%    $1,034
EBIT*.....................................    15     n.m.       (94)    (17)      89        (161)

---------------
n.m. = not meaningful

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

                                                           WORKFORCE          OTHER
                                                           REDUCTIONS       EXIT COSTS       TOTAL
                                                           ----------       ----------       -----
                                                                    (DOLLARS IN MILLIONS)
December 31, 2000........................................    $ 192             $ 15          $ 207
Year-to-date charges.....................................       95               26            121
Year-to-date spending....................................     (222)             (24)          (246)
                                                             -----             ----          -----
June 30, 2001............................................    $  65             $ 17          $  82
                                                             =====             ====          =====

     Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to span multiple years with total merger and restructuring costs equaling $2.0 billion to $2.5 billion with annual savings in excess of $600 million.

COMPREHENSIVE INCOME

     Comprehensive income equals net earnings plus other comprehensive income
(OCI). For Pharmacia Corporation, OCI includes currency translation adjustments, deferred amounts for hedging purposes, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income for the three months ended June 30, 2001 and 2000, was $608 million and $319 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $627 million and $423 million, respectively. The difference between net earnings and comprehensive income in both years was largely due to fluctuations in the currency translation adjustments reflecting the changes in the strength of the dollar against other currencies at June 30, 2001 as compared to the previous December 31, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                               (DOLLARS IN MILLIONS)
Working capital.............................................  $ 5,412       $ 5,406
Current ratio...............................................   1.76:1        1.88:1
Debt to total capitalization................................     30.9%         29.3%

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

     Also during the quarter, the Financial Accounting Standards Board approved for issuance SFAS No. 142 "Goodwill and Other Intangible Assets". These new rules change the accounting methodology for goodwill from a model which amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of certain other intangibles -- those with indefinite useful lives. These, too, will be subject to the impairment test. The company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 142 as of January 1, 2002.

     On January 1,2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses of non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses of derivatives and certain other instruments can be offset or deferred.

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

PART II -- OTHER INFORMATION

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

     (a) Exhibits -- See the Exhibit Index

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

                                          PHARMACIA CORPORATION
                                          --------------------------------------
                                          (Registrant)

                                          /s/ R. G. THOMPSON
                                          --------------------------------------
                                          R. G. Thompson
                                          Senior Vice President
                                          and Corporate Controller

DATE: August 21, 2001

                                 EXHIBIT INDEX

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
2.        Omitted -- Inapplicable
4.        Omitted -- Inapplicable
10.       Omitted -- Inapplicable
11.       Omitted -- Inapplicable; see Note G of Notes to Financial
          Statements on page 10.
15.       Omitted -- Inapplicable
18.       Omitted -- Inapplicable
19.       Omitted -- Inapplicable
22.       Omitted -- Inapplicable
23.       Omitted -- Inapplicable
24.       Omitted -- Inapplicable
99.       Omitted -- Inapplicable