Form 10-Q
period 2001-09-30
PHARMACIA CORP /DE/
filed 2001-11-13
CIK 67686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                               to

Commission File Number 1-2516

PHARMACIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-0420020
(State of incorporation)	(I.R.S. Employer Identification No.)

Pharmacia Corporation, 100 Route 206 North, Peapack, NJ	07977
(Address of principal executive offices)	(Zip Code)

908/901-8000

Registrant’s telephone number

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes        ☐  No

      The number of shares of Common Stock, $2 Par Value, outstanding as of October 31, 2001 was 1,289,413,209

QUARTERLY REPORT ON FORM 10-Q

PHARMACIA CORPORATION
QUARTER ENDED SEPTEMBER 30, 2001

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three
	Months Ended		For the Nine Months
	September 30,		Ended September 30,

	2001	2000	2001	2000

	(Dollars in millions, except per-share data)

	(Unaudited)
Net sales	$4,466	$4,289	$14,406	$13,648
Cost of products sold	1,255	1,295	4,255	4,212
Research and development	653	662	2,064	2,073
Selling, general and administrative	1,734	1,602	5,237	4,958
Amortization and adjustment of goodwill	54	57	170	259
Merger and restructuring	109	226	460	798
Interest expense	69	102	239	303
Interest income	(13)	(34)	(82)	(88)
All other, net	63	18	76	(13)

Earnings before income taxes and minority interest	542	361	1,987	1,146
Provision for income taxes	121	83	494	361
Minority interest in agricultural subsidiaries, net of tax	(7)	—	59	—

Earnings from continuing operations	428	278	1,434	785
Loss on sale of discontinued operations, net of tax	—	(26)	(8)	(27)

Earnings before extraordinary items and cumulative effect of accounting change	428	252	1,426	758
Extraordinary items, net of tax	—	—	(12)	—
Cumulative effect of accounting change, net of tax	—	—	1	(198)

Net earnings	$428	$252	$1,415	$560

Earnings per common share:
Basic
Earnings from continuing operations	$.32	$.22	$1.09	$.61
Net earnings	.32	.20	1.08	.44
Diluted
Earnings from continuing operations	$.32	$.21	$1.07	$.60
Net earnings	.32	.19	1.06	.43

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2001	2000

	(Dollars in millions)

	(Unaudited)
Net cash provided by continuing operations	$1,168	$643
Net cash (required) by discontinued operations	—	(25)

Net cash provided by operations	1,168	618

Cash flows (required) provided by investment activities:
Proceeds from sales of investments	152	113
Purchases of other acquisitions and investments	(186)	(190)
Purchases of property, plant and equipment	(900)	(960)
Proceeds from sales of interests in subsidiaries	21	75
Purchases of subsidiaries	(65)	(4)
Proceeds from sale of discontinued operations, net	—	1,669
Other	(24)	8

Net cash (required) provided by investment activities	(1,002)	711

Cash flows provided (required) by financing activities:
Proceeds from issuance of debt	53	12
Repayment of debt	(831)	(587)
Payments of ESOP debt	(85)	(31)
Net increase (decrease) in short-term borrowings	1,157	(1,139)
Dividend payments	(497)	(513)
Issuance of stock	158	967
Purchases of treasury stock	(315)	—

Net cash (required) by financing activities	(360)	(1,291)

Effect of exchange rate changes on cash	(93)	(130)

Net change in cash and cash equivalents	(287)	(92)
Cash and cash equivalents, beginning of year	2,166	1,600

Cash and cash equivalents, end of period	$1,879	$1,508

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,879	$2,166
Trade accounts receivable, less allowance of $303 (2000: $292)	5,574	5,025
Inventories	3,018	2,772
Other current assets	1,965	1,604

Total current assets	12,436	11,567
Long-term investments	194	444
Properties, net	7,258	7,171
Goodwill and other intangible assets, net	4,964	5,259
Other noncurrent assets	1,948	2,215

Total assets	$26,800	$26,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1,990	$833
Accounts payable	1,173	1,361
Other current liabilities	3,946	3,967

Total current liabilities	7,109	6,161
Long-term debt and guarantee of ESOP debt	3,723	4,586
Other noncurrent liabilities	2,666	2,904
Minority interest in agricultural subsidiaries	1,077	1,084

Total liabilities	14,575	14,735

Shareholders’ equity:
Preferred stock, one cent par value; at stated value; authorized 10 million shares; issued 6,430 shares (2000: 6,518 shares)	259	263
Common stock, two dollar par value; authorized 3 billion shares; issued 1.468 billion shares	2,937	2,937
Capital in excess of par value	2,769	2,694
Retained earnings	11,668	10,781
ESOP-related accounts	(297)	(307)
Treasury stock	(2,262)	(2,003)
Accumulated other comprehensive loss	(2,849)	(2,444)

Total shareholders’ equity	12,225	11,921

Total liabilities and shareholders’ equity	$26,800	$26,656

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Dollars in millions, except per-share data unless otherwise indicated)

      Trademarks are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.

      The term “the company” is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term “former Monsanto” is used to refer to pre-merger operations of the former Monsanto Company and “Monsanto” refers to the agricultural subsidiary.

A — INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial information presented herein is unaudited, other than the condensed balance sheet at December 31, 2000, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation’s annual report filed on Form 10-K for the year ended December 31, 2000.

      In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

B — NEW ACCOUNTING STANDARDS

Business Combinations

      On July 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” became effective. The new rules require that the purchase method of accounting be used for all business combinations after June 30, 2001. The use of the pooling of interests method is now prohibited. There was no impact on the company’s financial statements due to the adoption of these rules.

Derivative Instruments and Hedging

      On January 1, 2001, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments. This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses on non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses on derivatives and certain other instruments can be offset or deferred.

      In accordance with the transition provisions of SFAS 133, the company recorded a net-of-tax cumulative effect adjustment in earnings as of January 1, 2001 for approximately a $1 gain. This amount was comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in recorded basis to bring derivatives to fair value, both of which were less than $1 on an individual basis. Also included in the $1 gain were offsetting adjustments to the carrying value of a hedged item and the hedging derivative for a fair value hedge each in the amount of $19. A similar cumulative effect adjustment in the amount of $3 (net of tax) has been made on the balance sheet to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges.

      Upon adopting SFAS 133, the company elected to reclassify $52 of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with the reclassification was not material and is recorded in other comprehensive income. Under the provisions of SFAS 133, such a reclassification does not call into question the company’s intent to hold current or future debt securities until their maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

Revenue Recognition

      In connection with the fourth quarter 2000 adoption of the interpretations of Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101), the company recorded a cumulative effect of a change in accounting principle, effective January 1, 2000, and restated the quarterly results of 2000 as if SAB 101 had been applied for each quarter. For a further discussion of this accounting change, see the company’s Form 10-K for the year ended December 31, 2000.

C — ACQUISITION

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

D — EXTRAORDINARY ITEMS

      Through a private transaction completed in July 2001, the company retired debt related to the adjustable conversion-rate equity securities (ACES) in the principal amount of $700. Premium on the debt and other direct costs of $8 (net of taxes of $5) were accrued as an extraordinary item.

      On June 28, 2001, the company retired certain debt obligations relating to one of the employee stock ownership plans. The principal amount of the debt was $65. Certain costs related to the transaction, including a premium to retire the debt and other direct costs, were $4 (net of taxes of $2) and have been classified as an extraordinary item on the company’s consolidated statements of earnings.

E — COMPREHENSIVE INCOME

      Comprehensive income for the three months ended September 30, 2001 and 2000 was $383 and $168, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $1,010 and $591, respectively.

F — MERGER AND RESTRUCTURING CHARGES

      The company recorded an additional $111 of merger and restructuring charges during the third quarter of 2001 in connection with the merger and integration of the former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges in the quarter, $109, comprised of $82 of merger costs and $27 of restructuring expenses was recorded on the merger and restructuring line of the earnings statement and an additional $2 was recorded in cost of products sold.

      For the nine months ended September 30, 2001, the company recorded a total of $473 of merger and restructuring costs. Of this total, $460, comprised of $276 of merger costs and $184 of restructuring expenses was recorded on the merger and restructuring line of the earnings statement and an additional $13 was recorded in cost of products sold.

      The $276 of 2001 merger charges relates primarily to costs incurred to integrate the former companies into a single organization such as consultant and relocation costs. This effort also includes the company’s initiative to exit its Sweden-based metabolic diseases research activities, biopharmaceutical development unit and the company’s plasma business. As a result of this effort, the company entered into a definitive agreement on June 7, 2001 related to the partial divesture of these operations, establishing Biovitrum AB (Biovitrum). As of September 2001, approximately $55 in merger costs were recorded relating to this transaction, including the write-down of the net assets to market value and certain transaction-related expenses. At September 30, 2001, Pharmacia owned approximately 35 percent of Biovitrum with the remaining shares owned by outside

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

investors. In early November 2001, Pharmacia further reduced its holdings in Biovitrum through additional sales of shares to outside investors. These subsequent dispositions reduce the company’s equity in Biovitrum to 19 percent.

      The $29 of aggregate restructuring costs for the quarter comprises $17 related to prescription pharmaceuticals, $1 associated with corporate and administrative functions and $11 in connection with the agricultural subsidiary. On a year-to-date basis, the company has recorded $197 of aggregate restructuring charges as follows: $105 associated with prescription pharmaceuticals, $16 associated with corporate and administrative functions, $2 in connection with other pharmaceutical operations and $74 related to the agricultural subsidiary.

      The $17 relating to prescription pharmaceuticals consists of $9 in connection with the termination of approximately 113 employees, $6 associated with other exit costs and $2 relating to the write-down of assets such as duplicate computer systems and leasehold improvements. For the nine months ended September 30, 2001, the $105 of total restructuring charges associated with prescription pharmaceuticals comprises $72 in connection with the separation of approximately 473 employees, $19 resulting from asset write downs and $14 associated with other exit costs.

      The $1 associated with the corporate and administrative functions represents the separation of approximately 10 employees. The 2001 year-to-date total of $16 for corporate and administrative functions includes $11 relating to the separation of approximately 100 employees and $5 of asset write-offs. Although there are no charges associated with the other pharmaceutical operations during the third quarter 2001, the year-to-date restructuring balance includes $2 associated with the separation of approximately 10 employees.

      The $11 of restructuring charges associated with the agricultural subsidiary is composed of $9 on the merger and restructuring line and $2 on the cost of products sold line of the consolidated statement of earnings. The $2 in cost of products sold relates to the write-off of inventories in connection with Monsanto’s restructuring plan. The $9 in merger and restructuring comprises of $1 relating to workforce reduction costs associated with the involuntary separation of approximately 30 employees, $4 relating to other exit costs including contract termination costs resulting from the exit of certain research programs and non-core activities, and $4 relating to the write-off of assets. For the 2001 year-to-date total of $74 ($13 in cost of products sold and $61 in merger and restructuring), Monsanto recorded $21 in connection with the involuntary separation of approximately 260 employees, $22 relating to facility closures and other exit costs, $18 in connection with the write-down of assets and $13 in cost of products sold in connection with the write-off of inventories.

      During the third quarter 2000, the company recorded aggregate merger and restructuring charges of $226. Of that amount, $52 of merger costs was recorded on the merger and restructuring line for the quarter with total merger-related costs of $525 for the first nine months of 2000. These merger-related costs are comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 during the first quarter that was related to certain employee stock options that were re-priced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these “premium options,” at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

      The $174 of restructuring charges during the third quarter of 2000 was recorded within the merger and restructuring line of the earnings statement. This is comprised of $138 associated with the separation of 630 employees in the pharmaceutical and corporate functions and 215 employees in the agricultural subsidiary and $26 relating to assets to be disposed of and $10 associated with contract terminations and other exit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

      Third quarter 2000 restructuring charges were comprised of $34 relating to corporate functions, $114 for pharmaceutical operations and $26 for agricultural products. The corporate component relates to the separation of 65 employees. Pharmaceutical operations restructuring activities include the separation of approximately 565 employees, assets disposed of $23 and contract terminations and other exit costs of $8. These charges are the result of integrating the former Pharmacia & Upjohn and Monsanto companies into a single organization and the resulting elimination of duplicate positions and facilities. On a year-to-date basis, pharmaceutical and corporate functions have incurred total restructuring charges of $207, all of which was recorded on the merger and restructuring line of the earnings statement. These charges encompass the separation costs for approximately 680 employees, assets to be disposed of $23 and other exit costs of $8.

      The third quarter 2000 restructuring charge of the agricultural subsidiary for $26 includes the separation cost of approximately 215 employees, asset impairments of $3 and contract termination and other exit costs of $2. Year-to-date 2000 restructuring charges for the agricultural subsidiary were $183. These charges are comprised of separation costs for 590 employees, asset impairments of $132 and other exit costs of $3 and were recorded on the earnings statement as cost of products sold of $32, amortization and adjustment of goodwill of $84 and $67 to the merger and restructuring line.

      A rollforward from year-end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations is included in the table below. As of September 30, 2001, the company has paid a total of $385 relating to the separation of approximately 2,869 employees associated with these restructuring plans.

	Workforce	Other
	Reductions	Exit Costs	Total

December 31, 2000	$192	$15	$207
Year-to-date charges	106	36	142
Year-to-date spending	(238)	(35)	(273)

September 30, 2001	$60	$16	$76

G — EARNINGS PER SHARE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,

	2001		2000

	Basic	Diluted	Basic	Diluted

EPS numerator:
Earnings from continuing operations	$428	$428	$278	$278
Less: Preferred stock dividends, net of tax	(4)	—	(4)	—
Less: ESOP contribution, net of tax	—	(2)	—	(2)

Earnings from continuing operations available to common shareholders	$424	$426	$274	$276

EPS denominator:
Average common shares outstanding	1,299	1,299	1,280	1,280
Effect of dilutive securities:
Stock options and stock warrants	—	10	—	25
Convertible instruments and incentive compensation	—	12	—	12

Total shares (in millions)	1,299	1,321	1,280	1,317

Earnings (loss) per share:
Continuing operations	$.32	$.32	$.22	$.21
Discontinued operations	—	—	(.02)	(.02)

Net earnings	$.32	$.32	$.20	$.19

	For the Nine Months Ended September 30,

	2001		2000

	Basic	Diluted	Basic	Diluted

EPS numerator:
Earnings from continuing operations	$1,434	$1,434	$785	$785
Less: Preferred stock dividends, net of tax	(10)	—	(10)	—
Less: ESOP contribution, net of tax	—	(6)	—	(6)

Earnings from continuing operations available to common shareholders	$1,424	$1,428	$775	$779

EPS denominator:
Average common shares outstanding	1,299	1,299	1,269	1,269
Effect of dilutive securities:
Stock options and stock warrants	—	13	—	20
Convertible instruments and incentive compensation	—	12	—	12

Total shares (in millions)	1,299	1,324	1,269	1,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

	For the Nine Months Ended September 30,

	2001		2000

	Basic	Diluted	Basic	Diluted

Earnings (loss) per share:
Continuing operations	$1.09	$1.07	$.61	$.60
Discontinued operations	—	—	(.02)	(.02)
Extraordinary items	(.01)	(.01)	—	—
Cumulative effect of accounting change	—	—	(.15)	(.15)

Net earnings	$1.08	$1.06	$.44	$.43

H — INVENTORIES

	September 30,	December 31,
	2001	2000

Estimated replacement cost (FIFO basis):
Finished products	$975	$1,042
Raw materials, supplies and work-in-process	2,257	1,941

Inventories (FIFO basis)	3,232	2,983
Less reduction to LIFO cost	(214)	(211)

Inventories	$3,018	$2,772

      Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,534 at September 30, 2001, and $1,434 at December 31, 2000.

I — COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

      The consolidated balance sheets include accruals for estimated product, intellectual property and other litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites that, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites. The company’s ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures.

Environmental Matters

      With regard to the company’s discontinued industrial chemical facility in North Haven, Connecticut, the company will be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

Litigation Matters

      On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics, Inc. and Mycogen Plant Science, Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company that Mycogen subsequently purchased. The jury awarded $175 in future damages. This jury award was overturned on appeal by the California Court of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

Appeals. The California Supreme Court has granted Mycogen’s petition requesting further review. Monsanto will continue to vigorously pursue its position on appeal. No provision has been made in the company’s consolidated financial statements with respect to this verdict.

      In April 1999, a jury verdict was returned against DEKALB Genetics Corporation (DEKALB) (which is now a wholly owned subsidiary of Monsanto) in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB’s nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Aventis’s technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 in actual damages for unjust enrichment and $50 in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company’s consolidated financial statements with respect to the award for punitive damages.

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

      The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Pharmacia & Upjohn company, a subsidiary of the company, announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103; and Searle, also a subsidiary of the company, received a favorable verdict in 1999. Eighteen class action lawsuits seeking damages based on the same alleged conduct were filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. All but one of the state cases have been dismissed or settled. All that remain of the federal cases are those brought by plaintiffs who opted out of the federal class and have Robinson-Patman Act and Sherman Antitrust Act claims. The Sherman Act claims have recently been remanded to the courts in which they were originally filed.

      On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the company and certain of its subsidiaries as well as Pfizer, Inc (Pfizer). The plaintiff asserts that its U.S. patent granted on April 11, 2000, is infringed by the sale and use of CELEBREX. The patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The plaintiff has sought injunctive relief, as well as monetary compensation for infringement of the patent. The trial date is tentatively scheduled for September 2002.

      On April 12, 2001, the company was named a defendant in a complaint filed by CP Kelco in the U.S. District Court in Delaware, in which the plaintiff is seeking compensatory and punitive damages for alleged breach of contract, common law fraud and securities law violations arising from the sale of the business. Lehman Brothers Merchant Banking Partners II, L.P. purchased the Kelco biogums business from the company for $592 to form CP Kelco with a combination of the Kelco biogums business and a business purchased from Hercules, Inc. According to the plaintiff, their financial projections for the Kelco biogums business were materially lower than the projections provided by company management before the closing of the transaction, which occurred on September 28, 2000. The original asset purchase agreement was executed between the company and the plaintiff on February 22, 2000 and amended twice: on August 7, 2000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

September 15, 2000. The company believes the allegations of the plaintiff to be without merit and intends to defend them vigorously. The company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff’s obligation under the Asset Purchase Agreement to provide severance benefits to certain transferred employees. The company also has asserted indemnification and other, related claims against Lehman Brothers Merchant Banking Partners II, L.P. Hercules, Inc. and Hercules 2000, LLC in a third-party complaint. Discovery has commenced and a trial is scheduled for June 2002.

      With respect to the matters described above for which no range has been given, the company believes it is not possible to estimate a range of potential losses at this time. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time. The company intends to vigorously defend itself in these matters.

      The company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, management’s belief is that any potential remaining liability from such proceedings that might exceed amounts already accrued will not have a material adverse effect on the company’s consolidated financial position, profitability or liquidity.

J — SEGMENT INFORMATION

      The company’s reportable segments are organized principally by product line. They are: Prescription Pharmaceuticals, Agricultural Productivity, and Seeds and Genomics. The Prescription Pharmaceuticals segment includes general therapeutics, ophthalmology and hospital products including oncology and diversified therapeutics. The Agricultural Productivity segment consists of crop protection products, animal agriculture and environmental technologies business lines. The Seeds and Genomics segment is comprised of global seeds and related trait businesses and genetic technology platforms.

      The company also operates several business units that do not constitute reportable business segments. These operating units include consumer health care, animal health, diagnostics, plasma and pharmaceutical commercial services. Due to the size of these operating units, they have been included in an “Other Pharmaceuticals” category.

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

      The following tables show revenues and earnings for the company’s operating segments and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about interest income and expense, and income taxes are not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-segment revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)

Long-lived assets are not allocated to segments and, accordingly, depreciation is not available on a segment basis. Historical segment information has been restated to conform to the current presentation.

	For the Three Months Ended
	September 30,

	Net Sales		Earnings

	2001	2000	2001	2000

Prescription Pharmaceuticals	$3,075	$2,834	$757	$626
Other Pharmaceuticals	455	449	112	96
Corporate	—	—	(205)	(248)

Total Pharmaceuticals & Corporate	3,530	3,283	664	474

Agricultural Productivity	691	810	91	170
Seeds & Genomics	245	196	(157)	(215)

Total Agricultural	936	1,006	(66)	(45)

Total Pharmacia Sales	$4,466	$4,289

Total Pharmacia EBIT			598	429
Interest expense, net			(56)	(68)
Income tax provision			(121)	(83)
Minority interest in agricultural subsidiaries, net of tax			7	—

Net earnings from continuing operations			$428	$278

	For the Nine Months Ended September 30,

	Net Sales		Earnings

	2001	2000	2001	2000

Prescription Pharmaceuticals	$8,747	$7,940	$1,913	$1,532
Other Pharmaceuticals	1,406	1,374	316	294
Corporate	—	—	(776)	(1,062)

Total Pharmaceuticals & Corporate	10,153	9,314	1,453	764

Agricultural Productivity	3,073	3,104	865	973
Seeds & Genomics	1,180	1,230	(174)	(376)

Total Agricultural	4,253	4,334	691	597

Total Pharmacia Sales	$14,406	$13,648

Total Pharmacia EBIT			2,144	1,361
Interest expense, net			(157)	(215)
Income tax provision			(494)	(361)
Minority interest in agricultural subsidiaries, net of tax			(59)	—

Net earnings from continuing operations			$1,434	$785

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis.

      The term “the company” is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term “former Monsanto” is used to refer to pre-merger operations of the former Monsanto Company and “Monsanto” refers to the agricultural subsidiary.

FINANCIAL REVIEW

     Overview

      The table below provides a comparative overview of consolidated results for the third quarter and first nine-month periods of 2001 and 2000 in millions of dollars, except per-share data.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

Net sales	$4,466	4%	$4,289	$14,406	6%	$13,648
Earnings from continuing operations before interest and income taxes	598	40	429	2,144	58	1,361
Earnings from continuing operations	428	54	278	1,434	83	785
Discontinued operations	—	n.m.	(26)	(8)	n.m.	(27)
Extraordinary Items	—	—	—	(12)	n.m.	—
Cumulative effect of accounting change	—	—	—	1	n.m.	(198)
Net earnings	428	70	252	1,415	152	560
Net earnings per common share:
Continuing operations:
Basic	$.32	45%	$.22	$1.09	79%	$.61
Diluted	.32	52	.21	1.07	78	.60
Net earnings
Basic	$.32	60%	$.20	$1.08	145%	$.44
Diluted	.32	68	.19	1.06	147	.43

n.m. = not meaningful

      Quarter-to-quarter and year-to-year comparisons are complicated by a number of factors, including special charges incurred throughout the first nine months of 2001. Specifically, aggregate merger and restructuring charges total $111 million and $226 million before tax during the third quarter of 2001 and 2000, respectively. Of the third quarter 2001 charges, $109 million ($70 million after tax or $0.05 per share) is recorded within merger and restructuring and $2 million ($1 million after tax or $0.00 per share) is recorded in cost of products sold. Merger and restructuring line charges for the third quarter 2000 was $226 million pretax ($154 million after tax or $0.12 per share).

      Also occurring during the third quarter 2001 was the agreement reached with Orion Corporation regarding the development and commercialization of deramciclane. This resulted in a charge to research and development of $30 million ($19 million after tax or $0.02 per share).

      Year-to-date 2001 aggregate merger and restructuring charges are $473 million before tax, of which $460 million ($285 million after tax or $0.22 per share) is reported as merger and restructuring and $13 million ($8 million after tax or $0.01 per share) is recorded within cost of products sold. Year-to-date 2000 aggregate merger and restructuring charges amounted to $942 million before tax. Of these charges, $798 million ($558 million after tax or $0.42 per share) is recorded within merger and restructuring, $60 million

($38 million after tax or $0.03 per share) is recorded within cost of products sold, and $84 million ($83 million after tax or $0.07 per share) was recorded as adjustments to goodwill relating to the write-down of goodwill in the Monsanto restructuring.

      Year-to-date 2001 also includes charges of $68 million ($42 million after tax or $0.03 per share) which was recorded in research and development (R&D) in association with the Sensus purchase acquisition and $50 million ($31 million after tax or $0.02 per share) of expense in R&D related to an agreement with Celltech Group plc in connection with the compound CDP 870.

      A charge of $100 million ($62 million after tax or $0.05 per share) to selling, general and administrative (SG&A) relates to a charitable contribution and is included in year-to-date 2000.

     Net Sales

      Consolidated net sales rose 4 percent to $4.5 billion for the quarter and 6 percent to $14.4 billion for the first nine months as compared to the same periods of 2000. Sales growth excluding the impact of exchange for the quarter and year-to-date periods was 8 percent and 9 percent, respectively. The impact of exchange is due to the strengthening U.S. dollar against many foreign currencies, particularly the euro, yen and real. The negative effects of exchange on net sales were more than offset by increases in volume and to a lesser extent price for both the quarter and year-to-date periods. Sales volume increases of 4 percent were realized during the quarter and 8 percent year-to-date compared to the comparable prior year periods. Volume increases were led by growth in the pharmaceutical business primarily through sales of CELEBREX, AMBIEN and DETROL/ DETROL LA for both periods as compared to the prior year.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Sales:
Pharmaceuticals
Prescription Pharmaceuticals	$3,075	8%	$2,834	$8,747	10%	$7,940
Other Pharmaceuticals	455	2	449	1,406	2	1,374

Total Pharmaceuticals	$3,530	7%	$3,283	$10,153	9%	$9,314

Agricultural:
Agricultural Productivity	$691	(15)%	$810	$3,073	(1)%	$3,104
Seeds & Genomics	245	25	196	1,180	(4)	1,230

Total Agricultural	936	(7)	1,006	4,253	(2)	4,334

Total sales	$4,466	4%	$4,289	$14,406	6%	$13,648

     Pharmaceutical Net Sales

      Pharmaceutical net sales were $3.5 billion for the third quarter and $10.2 billion for the first nine months of 2001, an increase over the same periods of 2000 of 7 percent and 9 percent, respectively. Excluding the impact of foreign currency exchange, global pharmaceutical sales increased 10 percent for the quarter and 12 percent year to date. Pharmaceutical sales growth was led by CELEBREX, which had improved sales of $164 million, or 24 percent, for the quarter and $368 million, or 20 percent, for the nine-month period ending September 30, 2001.

      In the company’s largest market, the U.S., pharmaceutical sales growth was 11 percent for both the quarter and nine-month periods ended September 30, 2001. Japan, the company’s second largest market, recorded a decline of 8 percent for the quarter and 9 percent for the first nine months relative to the comparative periods of 2000. Excluding the negative impact of foreign currency exchange, Japan had sales growth of 3 percent for both the quarter and first nine months. Sales performance in the following table is based on location of the customer.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

			% Chg.				% Chg.
		Percent	Excl.			Percent	Excl.
	2001	Change	Ex.*	2000	2001	Change	Ex.*	2000

	(Dollars in millions)
United States	$2,117	11%	11%	$1,911	$5,679	11%	11%	$5,105
Japan	207	(8)	3	226	628	(9)	3	687
Italy	128	10	14	117	421	6	12	398
France	113	33	36	85	386	47	55	262
Germany	117	6	8	111	361	10	16	329
United Kingdom	117	18	21	99	339	6	12	321
Rest of world	731	(1)	5	734	2,339	6	13	2,212

Pharmaceutical net sales	$3,530	7%	10%	$3,283	$10,153	9%	12%	$9,314

*	Underlying growth reflects the percentage change excluding currency exchange effects.

      A comparison of the period-to-period consolidated net sales of the company’s major pharmaceutical products (including generic equivalents where applicable) is provided in the table below.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
CELEBREX	$851	24%	$687	$2,210	20%	$1,842
AMBIEN	299	29	233	626	26	498
XALATAN	221	19	185	592	19	497
DETROL LA/ DETROL	189	50	125	482	51	319
CAMPTOSAR	145	7	134	462	42	325
GENOTROPIN	121	17	104	369	7	345
XANAX	75	(9)	82	242	(2)	247
MEDROL	77	18	64	236	13	208
DEPO-PROVERA	80	27	63	224	19	188
CLEOCIN	74	(6)	79	223	(12)	254
NICORETTE Line	75	51	50	204	28	159
PHARMORUBICIN/ ELLENCE	65	25	53	193	27	152
FRAGMIN	58	32	44	169	7	158
ARTHROTEC	42	(46)	79	164	(20)	207
ALDACTONE/ Spiro Line	43	(13)	49	135	(7)	145
CABASER/ DOSTINEX	39	34	29	119	40	85
MIRAPEX	24	42	17	104	34	77
ROGAINE	26	(21)	32	90	(10)	100
ZYVOX	22	99	11	75	148	30
PLETAL	22	112	11	68	95	35

Total	$2,548	20%	$2,131	$6,987	19%	$5,871

     Prescription Pharmaceuticals Segment

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Net sales	$3,075	8%	$2,834	$8,747	10%	$7,940
Cost of products sold	554	4	529	1,628	4	1,564
Research and development	481	(1)	485	1,536	1	1,524
Selling, general and administrative	1,191	5	1,134	3,507	8	3,239
EBIT*	757	21	626	1,913	25	1,532

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical areas have been excluded above and are treated as corporate costs in the determination of EBIT.

      Prescription pharmaceutical net sales, constituted 87 percent and 86 percent of total pharmaceutical sales for the quarter and nine-month period ending September 30, 2001, respectively. In addition, prescription pharmaceutical net sales increased by 8 percent in the third quarter of 2001 and by 10 percent year-to-date as compared to the respective periods of 2000. Sales growth in the prescription pharmaceutical business was driven by CELEBREX, AMBIEN, XALATAN, DETROL LA/ DETROL. Sales of these products for the quarter totaled $1.6 billion, a 27 percent increase from the third quarter of 2000, and represented 51 percent of the quarter’s prescription pharmaceutical sales compared to 43 percent for the same period in 2000. On a year-to-date basis, these products recorded sales of $3.9 billion, a 24 percent increase from prior year, and represented 45 percent of the prescription pharmaceutical sales compared to 40 percent for the same period in 2000.

      CELEBREX, the company’s leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $851 million in the third quarter and $2.2 billion in the first nine months of 2001. Global sales increased 24 percent in the quarter and 20 percent on a year-to-date basis driven by successful launches in Europe. Sales in the U.S. during the first nine months of 2001 increased 6 percent.

      Sales of AMBIEN, the market leading treatment for short-term insomnia in the U.S., were $299 million in the third quarter. On a year-to-date basis, sales of AMBIEN increased 26 percent to $626 million. In accordance with an earlier agreement, Pharmacia is obligated to transfer to Sanofi-Synthelabo all of its rights relating to AMBIEN in mid-April 2002. Pharmacia expects to receive a one-time payment of not less than $500 million in connection with such transfer.

      XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, increased 19 percent in the third quarter to $221 million. In the first nine months of 2001, XALATAN sales also increased 19 percent to $592 million. XALATAN is the number one prescribed glaucoma medication in the U.S., Europe, and Japan. In the U.S., sales in the quarter increased 19 percent to $116 million despite the introduction of two new competitors to XALATAN in the U.S. market earlier in the year. European launches of XALACOM, a fixed combination of XALATAN and timolol, are underway following European Union approval.

      Sales of DETROL LA/ DETROL, the world’s leading treatment for overactive bladder, increased 50 percent to $189 million in the third quarter and 51 percent to $482 million in the first nine months. Sales in the U.S. increased 60 percent to $158 million in the quarter and 62 percent to $389 million on a year to date basis. The growth in the U.S. reflects strong demand for the new, once-daily DETROL LA that Pharmacia introduced in January 2001. During the quarter, DETROL LA also received European Union approval.

Launches of the once-daily version are taking place across Europe under various brand names including DETRUSITOL SR.

      CAMPTOSAR, the leading treatment for colorectal cancer in the U.S., recorded sales of $145 million, an increase of 7 percent. Sales in the quarter were negatively influenced by an increase in trade purchasing during the second quarter. Sales in the first nine months reached $462 million, a 42 percent increase over 2000 when the company received FDA approval for an expanded indication for CAMPTOSAR as a component of first-line treatment of metastatic colorectal cancer.

      GENOTROPIN, the world’s leading growth hormone, recorded sales of $121 million during the third quarter, an increase of 17 percent. In the first nine months, sales of GENOTROPIN were $369 million. U.S. sales growth during the quarter was accentuated due to an adjustment of wholesale inventory levels in the third quarter of 2000, which adversely affected sales at that time. On a year-to-date basis, sales in the U.S. increased 61 percent to $79 million.

      ZYVOX, the company’s new antibiotic for Gram-positive infections, recorded sales of $22 million in the quarter, a doubling of prior year third quarter sales. ZYVOX sales reached $75 million in the first nine months. ZYVOX is the first antibiotic from a completely new class of antibiotics to be developed in over 30 years. Following its successful U.S. launch in the second quarter 2000, ZYVOX launches are underway in Europe and Japan in 2001.

      Meanwhile, the company’s older antibiotic product, CLEOCIN, declined 6 percent in the quarter and 12 percent in the first nine months due to continued generic competition.

      PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, increased 25 percent to $65 million in the quarter and 27 percent to $193 million for the first nine months. Sales of ELLENCE, the trade name for PHARMORUBICIN in the U.S., are growing rapidly as physicians begin to use it more frequently in the early treatment of breast cancer. A regimen containing ELLENCE improves survival in the treatment of early breast cancer following surgery or radiation therapy.

      The company’s Parkinson’s disease drugs, MIRAPEX and CABASER/ DOSTINEX continued to grow at a rapid pace. MIRAPEX increased 42 percent in the third quarter to $24 million and 34 percent to $104 million in the first nine months. Sales of CABASER/ DOSTINEX for Parkinson’s disease and hyperprolactinemia grew 34 percent in the quarter and 40 percent in the year-to-date period.

      Sales of ARTHROTEC, one of the company’s older arthritis medications, and XANAX, for anxiety, decreased in the third quarter following increases in trade purchasing in the second quarter. On a year-to-date basis, XANAX decreased 2 percent and ARTHROTEC decreased 20 percent.

      In the quarter, sales of FRAGMIN for the prevention of blood clots after surgery increased 32 percent to $58 million. The sales growth was driven by performance in the U.S., which has increased 83 percent on a year-to-date basis to $45 million.

      Cost of products sold for the quarter ended September 30, 2001 and 2000 were $554 million and $529 million respectively. The year-to-date total rose 4 percent to $1.6 billion. A favorable shift in the product mix resulted in cost of products sold as a percent of sales dropping one percentage point in the quarter and year-to-date period versus the prior year.

      Research and development (R&D) spending for the quarter decreased by $4 million, or one percent, as compared to the third quarter of 2000. The decrease was due to lower development spending related to recent sNDA and NDA filings for the COX-2 projects (CELEBREX, valdecoxib, and parecoxib) and the cancellation of certain other projects. Spending for the year-to-date period ended September 30, 2001 increased one percent, or $12 million, over the prior year. The increase was largely attributable to several events that occurred during the year. The company announced in August the signing of an agreement with Orion Corporation under which the companies will collaborate in the development and commercialization of deramciclane in the United States. Deramciclane belongs to a class of anti-anxiety medicines known as 5-HT2 receptor antagonists. Under the terms of the agreement, the company recorded a payment to Orion of $30 million during the quarter. During March, the company completed the acquisition of Sensus Drug

Development Corporation and accounted for the transaction as a purchase. In conjunction with this accounting, an expense relating to in-process research and development was incurred for $67 million. Also during the first quarter, the company entered into an agreement with Celltech Group plc for the development and promotion of Celltech’s proprietary compound CDP 870. CDP 870 belongs to a new therapeutic class of medicines, which show promise in certain autoimmune and inflammatory diseases. In connection with the agreement, the company recorded an expense of $50 million related to an up-front R&D payment. Offsetting these amounts were the aforementioned decreases in development spending and project cancellations, which have been realized throughout the first three quarters of 2001.

      Selling, general and administrative (SG&A) expenses increased for the quarterly and year-to-date periods ending September 30, 2001. An increase of $57 million, or 5 percent, was realized for the quarter while the year-to-date period recorded an increase of $268 million, or 8 percent, both compared to the corresponding prior-year periods. Mainly increased co-promotion payments, sales force expansion and promotional spending on strategic products drove the increases.

     Other Pharmaceuticals

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Net sales	$455	2%	$449	$1,406	2%	$1,374
Cost of products sold	177	(16)	212	578	(7)	622
Research and development	32	(5)	34	118	5	112
Selling, general and administrative	142	17	123	422	5	403
EBIT*	112	17	96	316	8	294

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for pharmaceutical areas have been included as part of corporate costs in the determination of EBIT.

      Net sales in the company’s other pharmaceutical businesses are mainly comprised of consumer health care (over-the-counter products), animal health, pharmaceutical commercial services and diagnostics. Sales for the quarterly and year-to-date periods increased by $6 million and $32 million, respectively, in 2001 versus 2000. Within the segment, sales in the consumer health care business increased 18 percent in the quarter, 23 percent excluding currency. Sales in the quarter were driven by NICORETTE, for smoking cessation, which increased 51 percent. The company’s re-acquisition of the rights to Nicorette in Canada aided in the quarterly growth. Meanwhile, ROGAINE, for hair loss, experienced a decline of 21 percent due to the introduction of a generic version of ROGAINE 5% Solution at the end of 2000. On a year to date basis, consumer health care sales increased 9 percent, 14 percent excluding the impact of foreign exchange.

      During the third quarter, the company announced the acquisition of the Luden’s throat drop product and certain related assets from Hershey Foods Corporation. The acquisition, which included manufacturing equipment and other assets, has become part of the consumer health care business.

      The animal health business increased 2 percent in the quarter and 6 percent for the first nine months. Excluding the impact of foreign exchange, sales increased 4 percent in the quarter and 9 percent in the first nine months of 2001.

     Agricultural Net Sales

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Agricultural Sales:
Agricultural Productivity	$691	(15)%	$810	$3,073	(1)%	$3,104
Seeds and Genomics	245	25	196	1,180	(4)	1,230

Agricultural Sales	$936	(7)%	$1,006	$4,253	(2)%	$4,334

Agricultural EBIT*:
Agricultural Productivity	$99	(44)%	$176	$913	(8)%	$988
Seeds and Genomics	(153)	n.m.	(195)	(141)	n.m.	(208)

Agricultural EBIT*	$(54)	n.m.	$(19)	$772	(1)%	$780

n.m. = not meaningful

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for the agricultural segments have been excluded from the above. Special charges deemed immaterial have also been excluded.

      Net sales for the company’s agricultural business decreased for the three months and nine months ended September 30, 2001 compared to the same periods in the prior year. For the three months ended September 30, 2001, foreign currency exchange rates negatively affected sales by approximately 9 percent with the largest effect being in Latin America due to the devaluation of the Brazilian real. Increased sales in the Seeds and Genomics segment were offset by an overall decline in sales from the Agricultural Productivity segment. The increased Seeds and Genomics net sales can be attributed to revenues from the Latin America grain sales program and higher trait revenues. Lower sales of ROUNDUP herbicide in Latin America and the United States contributed to the decrease in Agricultural Productivity sales.

      Year-to-date, conventional corn seed returns in Latin America significantly reduced sales in the Seeds and Genomics segment. Growth was negatively impacted by foreign exchange rates, particularly the Brazilian real, which reduced net sales by 4 percent. Increased revenues from biotechnology traits and increased revenues from certain businesses within the Agricultural Productivity segment partially mitigated the effects of currency fluctuations, the corn seed returns and lower ROUNDUP sales.

     Agricultural Productivity Segment

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Net Sales	$691	(15)%	$810	$3,073	(1)%	$3,104
EBIT*	99	(44)	176	913	(8)	988

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for the agricultural segments have been excluded from the above. Special charges deemed immaterial have also been excluded.

      In the Agricultural Productivity segment, net sales declined 15 percent to $691 million for the third quarter of 2001, compared with $810 million for the third quarter of 2000. The decrease between quarters was primarily due to lower sales of the ROUNDUP family of herbicides in Latin America and the United States markets. Worldwide net sales of ROUNDUP herbicides and other glyphosate products (excluding ROUNDUP lawn and garden) decreased 18 percent for the third quarter of 2001 compared to the same period in 2000. The effects of currency fluctuations, mix of product sales and actions taken in Latin America to reduce inventory levels held by distributors contributed to the overall sales decline.

      Year-to-date sales for the Agricultural Productivity segment decreased one percent compared with the first nine months of 2000. Worldwide net sales of ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden) decreased 5 percent during the same period last year. Volumes of these products increased 5 percent during the period, but were offset by the 10 percent effect of mix and price of products sold. Excluding the effects of currency fluctuations, the worldwide year-to-date price of ROUNDUP has declined more than 6 percent. In the United States, volume growth of 9 percent was driven by product mix and marketing programs. Brazil, Japan, Canada and Australia experienced declines in ROUNDUP net sales, primarily attributable to the effects of currency fluctuations, unfavorable weather conditions in Canada and Australia and price competition.

      EBIT for the Agricultural Productivity segment decreased 44 percent to $99 million for the three months ended September 30, 2001 compared with the same period of 2000. Gross profit as a percent of sales decreased by 3 percentage points and is largely attributable to lower prices, including the effects of product mix and currency fluctuations, of ROUNDUP products. Improved performance in the animal agriculture business slightly mitigated the ROUNDUP gross profit decline. Quarterly operating expenses for the Agricultural Productivity segment decreased one percent, however, as a percentage of sales SG&A and R&D spending increased 4 percentage points.

      EBIT for the Agricultural Productivity segment declined 11 percent for the nine months ended September 30, 2001 compared to the same period in 2000. Overall gross profit for the segment declined 6 percent, while gross profit as a percent of sales dropped 3 percentage points. These gross profit declines resulted primarily from lower ROUNDUP prices, including the effects of currency and the mix of products sold. Operating expenses declined 3 percent of the first nine months of 2001, reflective of continued cost management.

     Seeds and Genomics Segment

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

		Percent			Percent
	2001	Change	2000	2001	Change	2000

	(Dollars in millions)
Net Sales	$245	25%	$196	$1,180	(4)%	$1,230
EBIT*	(153)	n.m.	(195)	(141)	n.m.	(208)

n.m. = not meaningful

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company. Merger and restructuring charges for the agricultural segments have been excluded from the above. Special charges deemed immaterial have also been excluded.

      Net sales for the Seeds and Genomics segment increased 25 percent for the three months ended September 30, 2001 as compared to the same period in 2000. Sales increased due to the grain sales program in

Latin America, higher trait revenues for soybean and cotton technologies and a new royalty pricing structure. These increases were partially offset by decreased seed sales in Latin America, particularly in Brazil.

      Net sales for the Seeds and Genomics segment decreased 4 percent for the first nine months of 2001 versus the same period in 2000. This decline was largely the result of lower conventional corn seed sales in Latin America, in which higher-than-anticipated returns of relatively high-priced corn seed affected sales by approximately $120 million. These seed returns resulted from a strategic move made last year to sell higher performance corn seed. However, farmers chose not to plant that seed which resulted in substantial returns of relatively high-priced corn seed in 2001. In the United States, increased revenues from biotechnology traits and higher soybean seed sales offset lower conventional corn seed sales. Higher soybean trait revenue reflected the increased demand for ROUNDUP READY soybeans while cotton producers purchased more cottonseed stacked with BOLLGUARD and ROUNDUP READY traits. The company estimates that seeds bearing its insect resistant and ROUNDUP READY technologies were used on approximately 84 million acres in the 2001 growing season, an increase of 17 percent over the previous year.

      SG&A and R&D expenses decreased 17 percent and 3 percent respectively for the third quarter of 2001. The decline in SG&A can be attributed to lower employee-related expenses, the absence of amortization expense related to certain seed assets that had become fully amortized during the third quarter of 2000 and continued cost management. Reduced R&D spending reflects the actions taken to focus on core R&D programs. The reduction in operating expenses more than offset lower gross profit margins during the period. SG&A and R&D expenses decreased 16 percent and 7 percent, respectively, for the first nine months of 2001 compared with the first nine months of 2000 primarily due to cost reductions as Monsanto has focused on certain key crops.

      Seeds and Genomics EBIT for the three months ended September 30, 2001 improved to a loss of $153 million versus an EBIT loss of $195 million for the same period in 2000. Seeds and Genomics EBIT for the nine months ended September 30, 2001 improved to a loss of $141 million versus an EBIT loss of $208 million for the same period in 2000.

     Agricultural Outlook

      Due to the seasonal nature of the agricultural business, Monsanto reports a disproportionately large amount of second-quarter sales and earnings. The first half of the year is largely focused on the peak agricultural season in the northern hemisphere. As the company enters the second half of the year, the southern hemisphere becomes increasingly important. As a result, second-half 2001 growth is heavily dependent on the economic and weather conditions in the key Latin American agricultural markets of Argentina and Brazil. Given the recent economic trends in those markets, the company will continue to focus on conditions there. The company has taken several steps to help it manage these businesses for profitability. Importantly, the agricultural markets in Argentina and the soybean market in Brazil are export oriented with grain sales denominated largely in U.S. dollars. However, if the economic conditions, including currency exchange rates and conditions in the agricultural markets, deteriorate further, it could have a material adverse effect on the company’s credit risk profile, financial position and profitability. In addition, unusually wet weather conditions in Argentina and to a lesser extent Brazil, may adversely affect sales during the fourth quarter of 2001.

     Corporate and Other

      Corporate expenses totaled $205 million and $248 million for the third quarters of 2001 and 2000, respectively. Merger costs included in these balances totaled $82 million for 2001 and $52 million in 2000. Additionally, restructuring charges associated with the pharmaceutical and corporate functions are included in the corporate expenses. These charges totaled $18 million and $148 million for the third quarter of 2001 and 2000, respectively. Restructuring charges associated with the agricultural segments are included in the respective segments.

      For the nine-month periods ending September 30, 2001 and 2000, corporate expenses totaled $776 million and $1.1 billion, respectively. Merger costs included in these balances were $276 million in 2001 and approximately $522 million for 2000. Pharmaceutical and corporate restructuring charges included in corporate expense totaled $123 million and $207 million for the first nine months of 2001 and 2000, respectively. Year-to-date 2000 also included a $100 million charitable contribution.

      The net interest expense for the quarter decreased $12 million, or 17 percent, in relation to the comparable quarter of 2000 and decreased $58 million, or 27 percent, when comparing the nine-month periods ending September 30, 2001 and 2000. The decreases are the result of significantly reduced net debt levels and increased cash balances.

      The estimated annual effective tax rate for 2001 is 28 percent, excluding merger and restructuring and certain other costs. This compares with a 30-percent rate for the full year 2000. The estimated annual rate for 2001 was lowered one percentage point in the third quarter.

     Merger and Restructuring Charges

      The company recorded an additional $111 million of merger and restructuring charges during the third quarter of 2001 in connection with the merger and integration of the former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. Of the total charges in the quarter, $109 million, comprised of $82 million of merger costs and $27 million of restructuring expenses was recorded on the merger and restructuring line of the earnings statement and an additional $2 million was recorded in cost of products sold.

      For the nine months ended September 30, 2001, the company recorded a total of $473 million of merger and restructuring costs. Of this total, $460 million, comprised of $276 million of merger costs and $184 million of restructuring expenses was recorded on the merger and restructuring line of the earnings statement and an additional $13 million was recorded in cost of products sold.

      The $276 million of 2001 merger costs relates primarily to costs incurred to integrate the former companies into a single organization such as consultant and relocation costs. This effort also includes the company’s initiative to exit its Sweden-based metabolic diseases research activities, biopharmaceutical development unit and the company’s plasma business. As a result of this effort, the company entered into a definitive agreement on June 7, 2001, related to the partial divesture of these operations, establishing Biovitrum AB (Biovitrum). As of September 2001, approximately $55 million in merger costs were recorded relating to this transaction, including the write-down of the net assets to market value and certain transaction-related expenses. At September 30, 2001, Pharmacia owned approximately 35 percent of Biovitrum with the remaining shares owned by outside investors. In early November 2001, Pharmacia further reduced its holdings in Biovitrum through additional sales of shares to outside investors. These subsequent dispositions reduce the company’s equity in Biovitrum to 19 percent.

      The $29 million of aggregate restructuring costs for the quarter comprises $17 million related to prescription pharmaceuticals, $1 million associated with corporate and administrative functions and $11 million in connection with the agricultural subsidiary. On a year-to-date basis, the company has recorded $197 million of aggregate restructuring charges as follows: $105 million associated with prescription pharmaceuticals, $16 million associated with corporate and administrative functions, $2 million in connection with other pharmaceutical operations and $74 million related to the agricultural subsidiary.

      The $17 million relating to prescription pharmaceuticals consists of $9 million in connection with the termination of approximately 113 employees, $6 million associated with other exit costs and $2 million relating to the write-down of assets such as duplicate computer systems and leasehold improvements. For the nine months ended September 30, 2001, the $105 million of total restructuring charges associated with prescription pharmaceuticals comprises $72 million in connection with the separation of approximately 473 employees, $19 million resulting from asset write-downs and $14 million associated with other exit costs.

      The $1 million associated with the corporate and administrative functions represents the separation of approximately 10 employees. The 2001 year-to-date total of $16 million for corporate and administrative functions includes $11 million relating to the separation of approximately 100 employees and $5 million of asset write-offs. Although there are no charges associated with the other pharmaceutical operations during the third quarter 2001, the year-to-date restructuring balance includes $2 million associated with the separation of approximately 10 employees.

      The $11 million of restructuring charges associated with the agricultural subsidiary is composed of $9 million on the merger and restructuring line and $2 million on the cost of products sold line of the consolidated statement of earnings. The $2 million in cost of products sold relates to the write-off of inventories in connection with Monsanto’s restructuring plan. The $9 million in merger and restructuring comprises $1 million relating to workforce reduction costs associated with the involuntary separation of approximately 30 employees, $4 million relating to other exit costs including contract termination costs resulting from the exit of certain research programs and non-core activities, and $4 million relating to the write-off of assets. For the 2001 year-to-date total of $74 million ($13 million in cost of products sold and $61 million in merger and restructuring), Monsanto recorded $21 million in connection with the involuntary separation of approximately 260 employees, $22 million relating to facility closures and other exit costs, $18 million in connection with the write-down of assets and $13 million in cost of products sold in connection with the write-off of inventories.

      During the third quarter 2000, the company recorded aggregate merger and restructuring charges of $226 million. Of that amount, $52 million of merger costs were recorded on the merger and restructuring line for the quarter with total merger-related costs of $525 million for the first nine months of 2000. These merger-related costs are comprised, in part, of transaction costs including investment bankers, attorneys, registration and regulatory fees and other professional services. In addition, these costs included various employee incentive and change-of-control costs directly associated with the merger. The latter includes a non-cash charge of $232 million during the first quarter that was related to certain employee stock options that were re-priced in conjunction with the merger pursuant to change of control provisions. Pursuant to the terms of these “premium options,” at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

      The $174 million of restructuring charges during the third quarter of 2000 was recorded within the merger and restructuring line of the earnings statement. This is comprised of $138 million associated with the separation of 630 employees in the pharmaceutical and corporate functions and 215 employees in the agricultural subsidiary and $26 million relating to assets to be disposed of and $10 million associated with contract terminations and other exit costs.

      Third quarter 2000 restructuring charges were comprised of $34 million relating to corporate functions, $114 million for pharmaceutical operations and $26 million for agricultural products. The corporate component relates to the separation of 65 employees. Pharmaceutical operations restructuring activities include the separation of approximately 565 employees, assets disposed of $23 million and contract terminations and other exit costs of $8 million. These charges are the result of integrating the former Pharmacia & Upjohn and Monsanto companies into a single organization and the resulting elimination of duplicate positions and facilities. On a year-to-date basis, pharmaceutical and corporate functions have incurred total restructuring charges of $207 million, all of which was recorded on the merger and restructuring line of the earnings statement. These charges encompass the separation costs for approximately 680 employees, assets to be disposed of $23 million and other exit costs of $8 million.

      The third quarter 2000 restructuring charge of the agricultural subsidiary for $26 million includes the separation cost of approximately 215 employees, asset impairments of $3 million and contract termination and other exit costs of $2 million. Year-to-date 2000 restructuring charges for the agricultural subsidiary were $183 million. These charges are comprised of separation costs for 590 employees, asset impairments of $132 million and other exit costs of $3 million and were recorded on the earnings statement as cost of products sold of $32 million, amortization and adjustment of goodwill of $84 million and $67 million to the merger and restructuring line.

      A rollforward from year-end 2000 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies and the restructuring of the agricultural products and other pharmaceutical operations is included in the table below. As of September 30, 2001, the company has paid a total of $385 million relating to the separation of approximately 2,869 employees associated with these restructuring plans.

	Workforce	Other
	Reductions	Exit Costs	Total

December 31, 2000	$192	$15	$207
Year-to-date charges	106	36	142
Year-to-date spending	(238)	(35)	(273)

September 30, 2001	$60	$16	$76

      Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to span multiple years with total merger and restructuring costs equaling $2.0 billion to $2.5 billion with annual savings in excess of $600 million.

     Comprehensive Income

      Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments (CTA), deferred amounts for hedging purposes, unrealized gains and losses on available-for-sale securities (AFS), and minimum pension liability adjustments. Comprehensive income for the three months ended September 30, 2001 and 2000, was $383 million and $168 million, respectively. Increases in unrealized losses on AFS securities offset by changes in CTA account for the principal difference between net earnings and comprehensive income for the quarter ended September 30, 2001. Increases in unrealized gains on AFS securities and CTA account for the difference between net earnings and comprehensive income for the third quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, comprehensive income was $1.0 billion and $591 million, respectively. Increases in unrealized losses on AFS securities coupled with changes in CTA account for the principal difference between net earnings and comprehensive income for the year ended September 30, 2001 while increases in unrealized gains on AFS securities offset by changes in CTA account for the principal difference between net earnings and comprehensive income for the nine months ended in 2000. Fluctuations in CTA reflect the changes in the strength or weakness of the dollar against other currencies in the current year as measured to the comparable periods in the prior year.

     Financial Condition, Liquidity and Capital Resources

	September 30,	December 31,
	2001	2000

	(Dollars in millions)
Working capital	$5,327	$5,406
Current ratio	1.75:1	1.88:1
Debt to total capitalization	29.9%	29.3%

      The company’s working capital position decreased marginally compared to December 31, 2000. Increases in seasonal commercial paper borrowing relating to the agricultural business offset by accounts receivable growth was the main cause for the $79 million change in working capital. The current ratio and debt-to-total-capitalization ratio were similarly less favorable compared to December 31, 2000 due to the aforementioned seasonal activity.

      On September 19, 2001, the company announced the initiation of a stock repurchase program. The program authorizes the repurchase of up to $1 billion in company stock over the next two years. As of September 30, 2001, $335 million of Pharmacia shares had been repurchased. The timing of future transactions and the exact number of shares to be repurchased will be determined by management based on market conditions, share prices and other factors.

      In July 2001, the company retired debt relating to the adjustable conversion-rate equity securities (ACES) in the amount of $700 million. The equity portion of the ACES becomes due during the fourth quarter 2001. On the settlement date, the company will issue shares in accordance with the contract and will receive $700 million in cash. The number of shares issued will not exceed 17.5 million.

      During the second quarter, the company retired certain third party debt pertaining to the Employee Stock Ownership Plan (ESOP). The cash impact of the transaction was $71 million.

      In March 2001, the company acquired Sensus Drug Development Corporation. The cash paid in connection with this transaction was $65 million.

      In accordance with an earlier agreement, the company is obligated to transfer to Sanofi-Synthelabo all of its rights relating to AMBIEN in April 2002. The company currently expects to receive a one-time payment of not less than $500 million in connection with such transfer.

      The company continues to monitor the economic conditions in certain Latin American countries and the impact that an adverse change could have on working capital, liquidity and profitability. While the entire company has exposure to such an adverse event, the effects would be felt most strongly in the agricultural segments as indicated under “Agricultural Outlook” above.

      The company’s future cash provided by operations and borrowing capacity is expected to cover normal operating cash flow needs, planned capital acquisitions and dividend payments as approved by the board of directors for the foreseeable future.

     Contingent Liabilities and Litigation

      Various suits and claims arising in the ordinary course of business, including suits for personal injury alleged to have been caused by the use of the company’s products, are pending against the company and its subsidiaries. The company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency (EPA) and state environmental agencies for remediation.

      In April 1999, a jury verdict was returned against DEKALB Genetics (DEKALB) (which is now a wholly owned subsidiary of Monsanto) in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit claims that a 1994 license agreement was induced by fraud stemming from nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using the plaintiff’s technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in the company’s consolidated financial statements with respect to the award for punitive damages.

      In June 1996, Mycogen Corporation, Mycogen Plant Sciences, Inc. and Agrigenetics filed suit against former Monsanto in California State Superior Court in San Diego alleging that the company failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the company awarding damages totaling $175 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the company’s favor. Mycogen’s subsequent motion for rehearing has been denied. Mycogen’s petition with the California Supreme Court requesting further review was granted on October 25, 2000, and their appeal of the reversal of judgment is continuing. No provision has been made in the company’s consolidated financial statements with respect to this verdict.

      Based on information currently available and the company’s experience with claims of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. While the results of litigation cannot be predicted with certainty, management’s belief is that any potential remaining liability from such proceedings that might exceed amounts already accrued will not have a material adverse effect on the company’s consolidated financial position, profitability or liquidity.

      The company’s estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential clean-up remedies, the estimated cost of clean-up, and the company’s share of a site’s cost. With regard to the company’s discontinued industrial chemical facility in North Haven, Connecticut, the company will be required to submit a corrective measures study report to the EPA. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, exposure exists at this time or when the expenditures might be made.

     Extraordinary Items

      On June 28, 2001, the company retired certain debt obligations relating to one of the employee stock ownership plans. The principal amount of the debt was $65 million. Certain costs related to the transaction, including a premium to retire the debt and other direct costs, were $4 million (net of taxes of $2 million) and have been classified as an extraordinary item on the company’s consolidated statements of earnings.

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

     New Accounting Standards

      During August, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Assets that are to be disposed of by sale have adopted the same measurement approach as for those assets to be held and used. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 144 as of January 1, 2002.

      In July, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its financial statements and expects to adopt SFAS 143 on January 1, 2003.

      On July 1, 2001, SFAS No. 141 “Business Combinations” became effective. The new rules require that the purchase method of accounting be used for all business combinations after June 30, 2001. The use of the pooling of interests method is now prohibited. There was no impact on the company’s financial statements with the adoption of these rules.

      In June, the Financial Accounting Standards Board approved for issuance SFAS No. 142 “Goodwill and Other Intangible Assets.” These new rules change the accounting methodology for goodwill from a model, which amortizes goodwill to one that evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of other intangibles — those with indefinite useful lives. These, too, will be subject to the impairment test. The company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 142 as of January 1, 2002.

      On January 1, 2001, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses of non-hedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses of derivatives and certain other instruments can be offset or deferred.

      Under the new rules, the net consolidated statements of earnings effect of adopting SFAS 133 was presented as a cumulative effect adjustment of an accounting change and was less than $1 million (net of tax). This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in the recorded basis to bring derivatives to fair value, both of which were less than $1 million on an individual basis. There was no net impact to the cumulative effect adjustment required to reflect the fair value of derivatives that are designated as fair value hedges, as the adjustments to recognize the difference between the carrying values and the fair values of hedged items and related derivatives offset. A similar cumulative effect adjustment in the amount of $3 million (net of tax) has been made on the condensed consolidated balance sheets to other comprehensive income. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges. Upon adopting SFAS 133, the company elected, in accordance with the rules, to reclassify $52 million of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with this reclassification was not material and is recorded in shareholders’ equity.

     Euro Conversion

      Effective January 1, 1999, eleven European countries began operating with a new common currency, the euro. This has now increased to twelve with the addition of Greece. The euro will completely replace these countries’ national currencies by January 1, 2002.

      The conversion to the euro requires changes in the company’s operations as systems and commercial arrangements are modified to deal with the new currency. Management created a project team to evaluate the impact of the euro conversion on the company’s operations and develop and execute action plans, as necessary, to successfully effect the change. As of December 31, 2000, the company’s systems were euro compliant. The cost of this effort through 2000 was approximately $9 million with an additional amount of $3 million expected before January 1, 2002. The conversion to the euro may have competitive implications on pricing and marketing strategies. However, any such impact is not known at this time. At this point in its overall assessment, management believes the impact of the euro conversion on the company will not be significant. Still, there is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the company’s business will occur.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      During the third quarter, the company retired $700 million of 6.5 percent fixed-rate debt securities. The effect of this retirement reduces the company’s fair market value of debt and exposure to interest rate risk.

      In the year-to-date period ended September 30, 2001, the fair market value of equity securities classified as long term investments was $255 million. The majority of these investments are listed on a stock exchange or quoted in an over-the-counter market. The change from December 31, 2000 is mainly the result of unrealized losses due to declining equity prices. If the market price of the traded securities were to further decrease ten percent, the fair value of the equities would decrease $25 million.

      There are no other material changes related to market risk from the disclosures in Pharmacia Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

      On June 7, 2001, the company, along with Pfizer and Merck, was named in a purported class action complaint in United States District Court in Brooklyn, New York, styled Cain & Watkins v. Pharmacia et al., alleging cardiovascular safety issues associated with VIOXX and CELEBREX. Plaintiffs filed an amended complaint on August 1, 2001, alleging, among other things, that the named plaintiffs have suffered “cardiac illness”. The suit claims that the millions of patients in the U.S. who took VIOXX and CELEBREX are entitled to a refund for all amounts paid for the purchase of these drugs, their medical expenses and attorneys’ fees. The complaint also makes numerous claims for injunctive and equitable relief, including emergency notice to class members, revised labeling and a court-ordered and supervised medical monitoring program funded by defendants. The company believes the suit is without merit and will defend it vigorously. On September 21, 2001, the company filed an Answer and a Motion to Dismiss on a number of grounds.

      On August 27, 2001, the company, G.D. Searle and Pfizer were also named as defendants in a purported class action complaint filed in State Court in New Jersey, Astin v. Pharmacia, et al. Plaintiffs allege, among other claims, that the defendants misrepresented and over-promoted CELEBREX in violation of the New Jersey Consumer Fraud Act. The complaint also alleges that the defendants have misled and defrauded the FDA to gain approval of CELEBREX. The complaint seeks economic damages only and claims no specific medical injury. The company believes the suit is without merit and will defend it vigorously.

      On September 28, 2001, the company, G.D. Searle and Pfizer were named as defendants in a purported class action complaint filed in Federal District Court in New Jersey styled, Leonard v. Pharmacia, et al., alleging the same set of facts and seeking the same relief as the purported class action filed in New Jersey State Court. The company believes the suit is without merit and will defend it vigorously.

      As described in Pharmacia’s annual report on Form 10-K for the year ended December 21, 2000, on November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A. (“Aventis”)) filed suit in the U.S. District Court in North Carolina against the former Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis’ technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis’ claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB’s inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB has filed an appeal of the jury verdict to the Court of Appeals for the Federal Circuit. On March 8, 2000, Aventis filed with the Court of Appeals for the Federal Circuit its notice to appeal certain district court rulings that denied claims for further equitable relief against the company, including the court’s ruling that former Monsanto was a bona fide licensee. If the company loses, new Monsanto could be precluded from marketing its current product. However, new Monsanto and DEKALB Genetics expect to replace this specific type of herbicide-tolerant corn with new technology not associated with Aventis’ claims in this litigation. The new technology has been approved in the United States and Canada, and if approval to import into Japan is received as anticipated, new Monsanto expects to make this new technology available in the United States for the Spring, 2001 planting season. Pending the conclusion of this litigation, new Monsanto, its licensees and DEKALB Genetics (to the extent permitted under the district court’s order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as “co-inventor” on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as “co-inventor” on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, new Monsanto’s wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from the company or DEKALB pursuant to these proceedings. Calgene LLC’s claim was denied by the arbitration panel and Aventis has applied to the United States District Court in Delaware to confirm the decision.

      As described in Pharmacia’s annual report on From 10-K from the year ended December 31, 2000, on December 14, 1999, a class action lawsuit claiming unspecified damages was filed against former Monsanto in the U.S. District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that the company violated various antitrust laws and unspecified international laws through the company’s patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys’ fees.

      On February 14, 2000, a class action lawsuit claiming unspecified damages was filed against former Monsanto in the U.S. District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case.

      Both of these lawsuits have been transferred to and consolidated in the United States District Court for the Eastern District of Missouri. In March 2001, plaintiffs amended their complaint to add Pioneer Hi-Bred International, Syngenta Seeds, Inc., Syngenta Crop Protection, and Aventis Crop Science as defendants, and to allege a conspiracy among all defendants to fix seed prices in the United States in violation of federal antitrust laws.

Item 5.      Other Information

Cautionary Statements Regarding Forward-Looking Information

      Certain statements contained in this Report, as well as in other documents incorporating by reference all or part of this Report, are “forward-looking statements” provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of the company’s business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance, future research and development results, anticipated regulatory filings and approvals, and other future matters.

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

      Among the many factors that may cause or contribute to actual results or events being materially different from those expressed or implied by such forward-looking statements are acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the company’s structure or business; competitive effects from current and new products, including generic products, sold by other companies; price constraints imposed by managed care groups, institutions and government agencies; governmental actions which result in lower prices for the company’s products; the company’s ability to discover and license new compounds, develop product candidates, obtain regulatory approvals and market new products; the company’s ability to secure and defend its intellectual property rights; the company’s ability to attract and retain management and other key employees; product developments, including adverse reactions or regulatory actions; social, legal, political and governmental developments, especially those relating to health care reform, pharmaceutical pricing and agricultural biotechnology; seasonal and weather conditions affecting agricultural markets; new product, antitrust, intellectual property or environmental liabilities; changes in foreign currency exchange rates or in general economic or business conditions; changes in applicable laws and regulations; changes in accounting standards or practices; and such other factors that may be described elsewhere in this Report or in other company filings with the U.S. Securities and Exchange Commission (“SEC”).

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits — See Exhibit Index

      (b)  Reports on Form 8-K during the quarter ended September 30, 2001: Report on Form 8-K dated September 20, 2001, was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

      (c)  SIGNATURE:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACIA CORPORATION

(Registrant)

/s/ R. G. THOMPSON

R. G. Thompson
Senior Vice President
and Corporate Controller

DATE:

EXHIBIT INDEX

      These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number		Description

2.	—	Omitted — Inapplicable
4.	—	Omitted — Inapplicable
10.	—	Omitted — Inapplicable
11.	—	Omitted — Inapplicable; see Note G of Notes to Financial Statements on page 8
15.	—	Omitted — Inapplicable
18.	—	Omitted — Inapplicable
19.	—	Omitted — Inapplicable
22.	—	Omitted — Inapplicable
23.	—	Omitted — Inapplicable
24.	—	Omitted — Inapplicable
99.	—	Omitted — Inapplicable