Form 10-K405
period 2001-12-31
PHARMACIA CORP /DE/
filed 2002-03-05
CIK 67686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE -- Composite Transactions closing price on February 28, 2002 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $52 billion.

The number of shares of Common Stock, $2.00 par value, outstanding as of February 28, 2002 is 1,297,258,928 shares.



                              Page -1- of 23
              The exhibit index is set forth on page 19

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Proxy Statement are incorporated into Part III of this Report.

Portions of the 2001 Annual Report to shareholders are incorporated into Parts I, II and IV of this Report.

                           FORWARD-LOOKING INFORMATION

Certain statements contained in this Report, as well as in other documents incorporating by reference all or part of this Report, are "forward-looking statements" provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of the Company's business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance, future research and development results, anticipated regulatory filings and approvals, and other matters that are not historical facts. Such statements often include words such as: "believes", "expects", "anticipates", "intends", "plans", "estimates", or similar expressions.

These forward-looking statements are based on the information that was currently available to the Company, and the expectations and assumptions that were deemed reasonable by the Company, at the time when the statements were made. The Company does not undertake any obligation to update any forward-looking statements in this Report or in any other communications of the Company, whether as a result of new information, future events, changed assumptions or otherwise, and all such forward-looking statements should be read as of the time when the statements were made, and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Many factors may cause or contribute to actual results or events being materially different from those expressed or implied by such forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following factors discussed below:

Competition for our products: Competitive effects from current and new products, including generic products, sold by other companies; competition and loss of patent protection could lead to significant loss of sales.

Pharmaceutical pricing: Price constraints and other restrictions on the marketing of products imposed by governmental agencies or by managed care groups, institutions and other purchasing agencies result in lower prices for the Company's products.

Product discovery and approval: Company's ability to discover and license new compounds, develop product candidates, obtain regulatory approvals and market new products is risky and uncertain.

Product recalls or withdrawals: Efficacy or safety concerns raised in the scientific literature, increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

Manufacturing facilities: Failure to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines; could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing.

Restrictions on marketing: Restrictions on promotion in patient populations as a result of United States Food and Drug Administration (FDA) warning letters on promotional materials could affect sales of the Company's products and could lead to holds on current and future New Drug Applications and supplements filed with the FDA.

Legal Claims: The Company's ability to secure and defend its intellectual property rights; the Company's involvement in numerous lawsuits including product liability claims, antitrust litigation, environmental concerns, and commercial disputes, any of which could affect the Company's profits or ability to sell and market its products. In addition, in connection with the separation of the agricultural business from the pharmaceutical business on September 1, 2000, Monsanto assumed, and agreed to indemnify the Company for, any liabilities primarily related to the Company's former agricultural or chemical businesses, including any liabilities that Solutia had assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This includes among other things, litigation and environmental liabilities that were assumed by Solutia.

Employees: The Company's ability to attract and retain management and other key employees.

External pressures: Social, legal, political and governmental developments, especially those relating to healthcare reform, pharmaceutical pricing and reimbursement, patent privacy, tax laws and agricultural biotechnology; seasonal and weather conditions affecting agricultural markets.

Economic conditions: Changes in foreign currency exchange rates or in general economic or business conditions including inflation and interest rates.

Business combinations: Acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the Company's structure; business combinations among the Company's competitors and major customers could affect our competitive position.

Accounting policies and estimates: Changes to accounting standards or generally accepted accounting principles, which may require adjustments to financial statements and may affect future results.

Other: Such other factors that may be described elsewhere in this Report or in other Company filings with the U.S. Securities and Exchange Commission.

                                     PART I

Item 1. Business

                                CORPORATE HISTORY

         Pharmacia Corporation (the "Company", which may be referred to as "Pharmacia", "we", "us" or "our"), a Delaware corporation, was created through the merger (the "Merger") of Monsanto Company ("former Monsanto") and Pharmacia & Upjohn, Inc. ("P&U") on March 31, 2000. In the Merger, former Monsanto was renamed Pharmacia Corporation and is the public company, while P&U became a subsidiary of Pharmacia. However, the corporate structure has no material effect on the operation of the Company's business. References to the Company or Pharmacia prior to March 31, 2000 refer to former Monsanto.

         After the Merger, the agricultural operations of former Monsanto were transferred to a newly created subsidiary of Pharmacia. The subsidiary was named Monsanto Company ("Monsanto") in order to facilitate recognition of the continuing business by the Company's agricultural customers. On October 23, 2000, 14.74% of the shares of Monsanto were sold to the public in an initial public offering and listed on the New York Stock Exchange.

         At the completion of the initial public offering, the Company continued to own approximately 85 percent of Monsanto. Since that time, Monsanto has been operated as a separate business. On November 28, 2001, Pharmacia announced a plan to spin-off its shares of Monsanto stock. The spin-off would allow both Pharmacia and Monsanto to devote management time and efforts to the core strategies of each business. Under the plan, Pharmacia plans to distribute its entire ownership of Monsanto stock to its shareholders by means of a tax-free dividend during the fourth quarter of 2002. As a result, Monsanto has been reclassified as discontinued operations in the consolidated financial statements and notes of Pharmacia and is referred to in this report as "Discontinued Operations". Results reported by Monsanto to its shareholders are on a stand-alone basis. See the discussion of Discontinued Operations, on page 42 of our 2001 Annual Report, and in Note 6 to our financial statements, Discontinued Operations, on pages 58 through 60 in our 2001 Annual Report.
That discussion is incorporated by reference. Our 2001 Annual Report is filed as Exhibit 13 hereto.

                              SEGMENT DESCRIPTION

         The Company's core business is the development, manufacturing and sale of pharmaceutical products. Prescription pharmaceuticals is the Company's only reportable segment and includes general therapeutics, ophthalmology and hospital products, including oncology and diversified therapeutics. The Company also operates several business units that do not constitute reportable business segments. These operating units include, among others, consumer health care, animal health, diagnostics and contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these operating units, they have been grouped into the Other Pharmaceuticals category.

         Comparative segment sales and the percentage change in sales and sales by business segment for 2001, 2000 and 1999 are given in the table entitled Sales by Segment on page 31 of the Company's 2001 Annual Report. A comparison of the sales and percentage change in sales of our major products for 2001, 2000 and 1999 are given in the table entitled Sales of Top Products on page 32 of the Company's 2001 Annual Report. The information from those sections of our Annual Report is considered to be incorporated by reference in this 2001 Form 10-K report.

         All product names, indicated in CAPS throughout this document, are trademarks owned by, or licensed to, the Company, except that AMBIEN is a registered trademark of Sanofi-Synthelabo, Inc.; CAMPTOSAR is a registered trademark of Yakult Honsha Co., Ltd.; and Vioxx is a registered trademark of Merck & Co.

Prescription Pharmaceuticals

         The Company's leading prescription products, include CELEBREX, XALATAN, GENOTROPIN, CAMPTOSAR, DETROL / DETROL LA and ZYVOX.

         CELEBREX, is the first cyclooxygenase-2 (COX-2) specific inhibitor, a nonsteroidal anti-inflammatory drug, is the world's top selling prescription arthritis medication. CELEBREX is used for the treatment of osteoarthritis, adult rheumatoid arthritis, acute pain and primary dysmenorrhea. CELEBREX is now available in over 70 countries. CELEBREX is co-promoted (or, where required by law, co-marketed) by Pfizer, Inc. in the U.S. and Europe, and will be co-promoted by Yamanouchi when approved in Japan. The principal competitor to CELEBREX is Vioxx, another COX-2 specific inhibitor, sold by Merck & Co., which competes by claiming faster onset. In 2001, the United States Food and Drug Administration (FDA) issued an approval letter for revised labeling for CELEBREX in response to a supplemental New Drug Application (NDA) seeking labeling changes based on a study comparing CELEBREX to other nonsteriodal anti-inflammatory drugs. In 2001, the FDA issued a "Not Approvable" letter for parecoxib sodium, the first injectable COX-2 specific inhibitor. During 2002, parecoxib will be launched in the EU and other countries under the name DYNASTAT. On November 16, 2001, the FDA approved valdecoxib, an oral, second-generation COX-2 specific inhibitor, for use in the treatment of the signs and symptoms of osteoarthritis and adult rheumatoid arthritis, as well as primary dysmenorrhea. Valdecoxib will be launched in the United States in the first half of 2002 and will be marketed in the United States under the trade name BEXTRA. Approval of BEXTRA for acute pain is being sought. In 2001, the Company entered into an agreement with Celltech Group plc for the development and promotion of Celltech's proprietary compound CDP 870. CDP 870 belongs to a new therapeutic class of medicines that show promise in certain autoimmune and inflammatory diseases. CDP 870 is being developed as a new treatment for rheumatoid arthritis and Crohn's disease.

         XALATAN, the world's number one branded intraocular pressure (IOP) lowering agent, is used in the treatment of open-angle glaucoma and ocular hypertension in patients insufficiently controlled on other medications. During 2001, XALACOM a fixed combination of XALATAN and the beta-blocker timolol, was approved in Sweden and the EU, where it is marketed under the name XALACOM. The Company continues to seek approval of XALCOM in the United States after receiving a third approvable letter from the FDA. XALCOM provides a greater reduction in intraocular pressure.

         GENOTROPIN, a leading recombinant human growth hormone, is used to treat adults with growth hormone deficiency and to treat growth failure in children with growth hormone deficiency. In 2000, GENOTROPIN was also approved for the treatment of growth failure in children with Prader-Willi Syndrome (PWS), and in 2001 it was approved for use with children who were born small for gestational age (SGA) who have not caught up in growth by age two. GENOTROPIN has been granted orphan drug status by the FDA for both PWS and SGA. Adding to the Company's endocrine treatment business, in early 2001, the Company completed its acquisition of Sensus Drug Development Corporation, which has filed a New Drug Application with the FDA for pegvisomant, a growth hormone receptor antagonist. Pegvisomant is being reviewed for the treatment of acromegaly, a life-threatening disorder caused by overproduction of growth hormone. In 2001, FDA issued an approvable letter for pegvisomant as a second-line therapy. In 1997, pegvisomant was granted orphan drug status by the FDA.

         CAMPTOSAR, a first-line therapy in metastatic colorectal cancer, is the leading treatment for colorectal cancer in the U.S. The product was in-licensed from Yakult Honsha Co. for marketing in the U.S. In addition to CAMPTOSAR, the Company markets several other oncology drugs. PHARMORUBICIN is one of the most commonly used treatments for breast cancer in Europe, and is marketed under the trade name ELLENCE in the U.S. for the adjuvant treatment of patients with breast cancer. AROMASIN, an oral hormonal drug that blocks the production of estrogen, was launched during 2000 in the U.S. and in key markets in Europe and Latin America as a second-line breast cancer treatment. The Company's subsidiary, Sugen, Inc., has developed proprietary technology platforms to identify small molecule drugs that target specific cellular signal transduction pathways and may have oncological or other therapeutic uses. Pharmacia announced on February 8, 2002 that it was closing its SU5416 clinical trial program in colorectal cancer. Sugen continues to explore growth factor receptor targets and anti-angiogenic therapy for the treatment of cancer.

         DETROL/DETRUSITOL is the world's leading branded therapy for overactive bladder. DETROL LA, a once-daily therapy for the treatment of overactive bladder, was launched in the U.S. in January 2001, and received initial European Union approval in Sweden, where it will be marketed as DETRUSITOL SR.

         ZYVOX, launched in the U.S. in 2000, in the U.K. in early 2001, and throughout Europe later in 2001, is indicated for the treatment of patients with severe gram-positive infections. ZYVOX is the lead compound in the oxazolidinone class of antibiotics, the first of a completely new class of antibiotics to be introduced in more than 30 years. ZYVOX augments the Company's existing line of antibiotics, including the CLEOCIN/DALACIN line.

         AMBIEN, the leading short-term treatment for insomnia in the U.S., was in-licensed from Sanofi-Synthelabo under terms that allow Sanofi-Synthelabo to reacquire all rights to the product in April 2002. Commencing January 1, 2002, Sanofi-Synthelabo assumed sales and marketing responsibility for AMBIEN. The Company will retain its 51 percent interest in AMBIEN until April 16, 2002, at which time the Company is obligated to transfer the rights to AMBIEN to Sanofi-Synthelabo. In connection with the sale of the Company's interest to Sanofi-Synthelabo, the Company will receive a one-time payment of approximately $670 million.

         The FDA recently accepted an NDA for EPLERENONE for the treatment of hypertension. EPLERENONE is being developed as a once-daily therapy designed to specifically block the effects of the hormone aldosterone. Aldosterone is a key component within the RAAS (renin angiotensin aldosterone system) and plays a significant role in the body's regulation of the cardiovascular system. The Company anticipates filing a supplemental NDA for the treatment of congestive heart failure late in 2003.

Other Pharmaceuticals

Consumer Health Care

         The consumer health care business consists of self-medication products that are available to consumers over-the-counter without a prescription, including the NICORETTE line of products to treat tobacco dependency, and ROGAINE (REGAINE outside the U.S.) products for the treatment of hereditary hair loss.

         During the third quarter of 2001, the Company announced the acquisition of the Luden's throat drop product and certain related assets from Hershey Foods Corporation. The acquisition included manufacturing equipment and other assets.

Animal Health

         The animal health business produces and markets both pharmaceuticals and feed additives for livestock and pets, including NAXCEL/EXCENEL, an antibiotic used to treat a variety of infections, and LINOCOMIX/LINCO-SPECTIN, an antibiotic used to treat swine and poultry infections.

Diagnostics and Contract Manufacturing

         The diagnostics business is the world leader in the sale of in vitro allergy diagnostic equipment.

Bulk Pharmaceutical Chemicals

         The pharmaceutical commercial services business develops, manufactures and markets certain bulk pharmaceutical chemicals and selected specialty chemicals to third parties.

Biotechnology Investments

         The Company's biotechnology investments include the Company's 45% ownership of Amersham Biosciences, one of the world's leading suppliers of biotechnology equipment and supplies for life science research, and the Company's 41% ownership of Biacore International AB, which develops, manufactures and markets advanced scientific instruments employing affinity-based biosensor technology.

         During 2001, the Company exited the plasma business. This was accomplished through the contribution of the plasma operations Biovitrum AB in which the Company retains a minority interest.

Discontinued Operations

         The agriculture business conducted by Monsanto consists of two principal business units: agricultural productivity and seeds and genomics. Monsanto is currently reported as discontinued operations. The Company has announced its intention to completely divest itself of Monsanto during the fourth quarter of 2002.


Agricultural Productivity

         The Agricultural Productivity unit consists of crop protection products, animal agriculture and the environmental technologies business lines. Monsanto's leading crop protection product is the ROUNDUP brand family of herbicides. The U.S. patent on glyphosate, the active ingredient in ROUNDUP herbicide, expired in September of 2000. To meet increased competition from generic and other branded glyphosate products, Monsanto selectively reduced prices for glyphosate products to encourage new uses and increase sales volumes. Sales of glyphosate products will be affected by the extent conservation tillage is used and the number of acres planted with products with ROUNDUP READY traits. Monsanto also markets selective chemistry products, including HARNESS, a corn herbicide, and a new wheat herbicide.

         Animal agriculture includes the POSILAC brand of bovine somatotropin, which is an injectable protein-based productivity enhancer for lactating dairy cows, and DEKALB Swine, which supplies premium genetics to the pork industry. The environmental technologies business provides engineering and construction management services for processing plants using sulfuric acid and designs air pollution control systems.

Seed and Genomics

         The Seeds and Genomics unit is comprised of the global seeds and related trait businesses and genetic technology platforms. The Company breeds, grows and sells both conventional seeds, particularly corn, soybeans, wheat, canola and sunflowers, and seeds with biotechnology traits, including ROUNDUP READY soybeans, cotton, canola and corn; YIELDGARD insect-protected corn; and BOLLGARD and ROUNDUP READY traits in cotton.

                            RESEARCH AND DEVELOPMENT

         The Company's pharmaceutical R&D efforts focus on discovering or licensing and developing new innovative pharmaceuticals offering high therapeutic benefits in areas where the Company believes it can establish a leading global position.

         The Company's total expenses for research and development in all pharmaceutical businesses were: $2.3 billion in 2001; $2.2 billion in 2000; and $2.1 billion in 1999.

         Expenses for research and development related to Discontinued Operations were: $560 million in 2001; $588 million in 2000; and $695 million in 1999.

                                   COMPETITION

         The pharmaceutical industry is highly competitive. The Company's principal pharmaceutical competitors consist of major international corporations with substantial resources. Other competitors include smaller research companies and generic drug manufacturers. A drug may be subject to competition from alternative therapies during the period of patent protection and thereafter it will be subject to further competition from generic products. Generic competitors do not have to bear the same level of R&D and other expenses associated with bringing a new branded product to market. As a result, they can charge much less for a competing version of the Company's product. Managed care organizations typically favor generics over brand name drugs, and governments encourage, or under some circumstances mandate, the use of generic products, thereby reducing the sales of branded products that are no longer patent protected. The Company is also subject to competition from over-the-counter products.

         The Company's competitive position depends, in part, upon its continuing ability to discover, acquire and develop innovative, cost-effective new products, as well as new indications and product improvements protected by patents and other intellectual property rights. The Company also competes on the basis of price and product differentiation and through its pharmaceutical sales and marketing organization that provides information to medical professionals and launches new products.

         Other Companies manufacture and sell one or more products in competition with our consumer products. The Company competes through high product quality, brand identity, advertising and promotion, among other factors.

         The global markets for Monsanto's agricultural products are highly competitive. Monsanto expects competition to intensify as the result of continuing industry consolidation, the expiration in 2001 of their patent for glyphosate herbicide in the United States, and continued expenditures by its competitors on the development and commercialization of biotechnology traits. Competitive success in crop protection products is dependent upon price, product performance, the quality of solutions offered to growers, market coverage, and the quality of service to distributors and growers. Monanto has between five and ten major global competitors in agricultural chemical markets. Monsanto is a primary supplier of glyphosate to many of the largest competitors. Significant competition for ROUNDUP and other glyphosate herbicides comes from glyphosate producers in China that sell to both local and export markets.

         Within the seeds business there are relatively few global competitors; however, Monsanto competes with hundreds of local and regional companies, to many of which supply base germplasm and/or access to our biotechnology traits. In certain countries they also compete with government-owned seed companies, and may also compete with saved seed practices of growers. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success, a well as, strong distributor and grower relationships.

         Monsanto's traits compete directly with agricultural chemicals as well as with traits developed by other companies. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, and also from academic researchers, biotechnology boutiques and numerous firms that are investigating gene function with principal focus on human applications. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value, governmental approvals, public acceptance, and environmental impact.

                              GOVERNMENT REGULATION

         The pharmaceutical industry is subject globally to significant regulation by state, local and national and international government agencies. In the U.S., the FDA regulates the testing, safety, approval, manufacturing, labeling, marketing and promotion of our products including prescription products, consumer products and medical devices. The FDA also has the authority to recall products and impose significant penalties for violations of these laws.

         The U.S. Congress is considering several major proposals that could affect the current pricing structure for our products. Key initiatives in the legislative arena which could materially affect our business include Medicare reform to expand prescription drug coverage, reforms to the patent laws to allow more competition by generic manufacturers, possible reimportation of drugs from other countries, and possible reforms to the reimbursement system for drugs currently covered by

Medicare.

         Under the current law, the Company must provide rebates to state Medicaid agencies for prescriptions reimbursed by Medicaid in order to allow the states the benefit of the lowest price at which the Company sold the product. In the past few years, several states have adopted programs to reduce the drug component of the state's health costs by increasing the amount of the rebate required by federal law, and through various programs including imposing constraints on patient's ability to obtain higher cost branded pharmaceutical products without obtaining prior authorization by the physician. While the industry is currently challenging certain aspects of these programs, the programs could decrease or restrict the usage of the Company's products. Similarly, supplemental rebates could lead to significantly lower reimbursement for our products and potentially lower drug utilization.

         Outside the U.S., the pharmaceutical industry is also heavily regulated and subject to similar regulatory and legislative issues. The EU has a central approval process for all member states governed by the European Medicines Evaluation Agency. Because the legislative and regulatory environment continues to evolve in the U.S. and abroad, it is difficult to predict the impact on the Company.

         The Company is also subject to the jurisdiction of several other agencies including the U.S. Department of Justice and the Office of Inspector General, which have the ability to impose civil and criminal sanctions. Among other things, these agencies have jurisdiction over antitrust and anti-kickback laws that impose additional regulation on the pharmaceutical industry.

                                    EMPLOYEES

         The Company has approximately 45,000 employees worldwide, with an additional approximately 14,600 supporting Monsanto. The number of employees is continually changing based on realignment of operations and workforce needs.

         The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.


                     CUSTOMERS AND DISTRIBUTION OF PRODUCTS

         The Company's products are sold throughout the world to a wide range of customers including pharmacies, hospitals, chain warehouses, governments, physicians, wholesalers and other distributors. Although the majority of the Company's customers contribute individually immaterial amounts of sales volume, two U.S. wholesalers individually constitute more than 10 percent of the Company's total sales.

         Monsanto sells to a variety of customers in the agricultural industry, including individual growers, seed companies, distributors, independent retailers and agricultural cooperatives, as well as other major agricultural chemical producers. While no single customer represents more than 10% of Monsanto's consolidated revenues, its three largest U.S. agricultural distributors represented, in aggregate, approximately 18% of its worldwide net sales in 2001, and over one-third of its net sales in the U.S.


                         SEASONALITY AND WORKING CAPITAL

         Sales of pharmaceutical products are not materially affected by seasonality or fluctuations in working capital.

         Sales of the Monsanto's products fluctuate based on the local planting and growing seasons. North America, the largest market, records substantially all of its sales in the first half of the year, while South America, a much smaller market, records substantially all of its sales in the second half of the year. Consistent with industry practice, Monsanto regularly extend credit to customers to enable them to acquire agricultural chemicals and seeds at the beginning of the growing season, which requires Monsanto to borrow funds to finance accounts receivable and inventories. Short-term debt is the primary source to fund Monsanto's working capital.

                       RAW MATERIALS AND ENERGY RESOURCES

         The Company and Monsanto are significant purchasers of a variety of basic and intermediate raw materials. The Company and its Monsanto are not dependent on any one supplier for raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. However, additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations.

         Monsanto purchases all of its North American supply of elemental phosphorus from a joint venture owned 99% by the Monsanto. Alternate sources of elemental phosphorus are available from other suppliers based in the United States, the Netherlands and China.

                             PATENTS AND TRADEMARKS

         The Company believes that the patents, trademarks and other intellectual property owned or licensed by the Company, taken as a whole, are material to its business.

         The Company's major pharmaceutical products are protected by patents with substantial remaining life. CELEBREX is protected by a U.S. patent until 2013; XALATAN until 2011; CAMPTOSAR until 2007; DETROL until 2012; ZYVOX until 2014; and BEXTRA until 2015. The U.S. patent on AMBIEN expires in 2006, but the Company will lose marketing rights to the product in April 2002. GENOTROPIN is no longer protected by a compound patent, but the Company has patented proprietary delivery devices.

         Monsanto's insect resistant seed traits (including YIELDGARD trait in corn seed and BOLLGARD trait in cotton seed) are protected by U.S. patents until 2013. The Company's herbicide resistant seed traits (ROUNDUP Ready traits in cotton seed, corn seed, canola seed and soybean seed) are protected by U.S. patents until 2014. The gene transformation technology used for ROUNDUP READY soybean, corn, canola and cotton products is protected by U.S. patents until 2007.

         See the discussion in Item 3 "Legal Proceedings" below for a description of litigation relating to the patents for the Company's and Monsanto's products.

                            INTERNATIONAL OPERATIONS

         The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 2001 amounted to 42% of the Company's total worldwide sales, including Discontinued Operations.

         For a geographic breakdown of sales and long-lived assets, see the tables in Note 20 to our financial statements, Segment Information, on page 67 of our 2001 Annual Report filed as Exhibit 13 hereto. That information is incorporated by reference.

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

         For a more detailed discussion of the risks relating to the effects of changes in foreign-currency exchange rates and interest rates and the way we monitor and manage these risks as an integral part of our overall risk-management program, please see Note 8 to our financial statements, Derivative Instruments and Hedging Activities, on pages 59 and 60 in our 2001 Annual Report filed as Exhibit 13 hereto. That discussion is incorporated by reference.

                              ENVIRONMENTAL MATTERS

         The Company is subject to extensive environmental legislation and regulation, requiring substantial environmental compliance costs, including capital expenditures related to future production. Projects related to the prevention, mitigation and elimination of environmental effects are implemented worldwide.

         Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, estimated capital expenditures for environmental protection in 2001 in the pharmaceutical segment were $15.9 million and are estimated to be approximately $26.5 million in 2002. Operating expenses for compliance with environmental protection laws and regulations in 2001 are estimated to have been in excess of $1.4 million. Management estimates that such operating expenses will be in excess of $1.6 million in each of years 2002 and 2003.

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

         Under the terms of the Separation Agreement between the Company and Monsanto, Monsanto is responsible for remediation liabilities at existing and former manufacturing locations and certain off-site disposal and formulation facilities primarily related to the agricultural business or former chemical businesses. This includes, but is not limited to environmental liabilities that Solutia, Inc., the former chemical business of Pharmacia assumed from Pharmacia in connection with its spinoff on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those facilities.

Item 2. Properties

         The Company's pharmaceutical businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Skokie, Illinois; St. Louis, Missouri; South San Francisco, California; Stockholm and Helsingborg, Sweden; Milan, Italy; Puurs, Belgium; Japan and Puerto Rico.

         The Discontinued Operations operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in St. Louis County, Missouri; Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Fayetteville, North Carolina; Luling, Louisiana; Muscatine, Iowa; Rock Springs, Wyoming; Sao dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas; Zarate, Argentina and Camacari, Brazil.

         The Company's pharmaceutical headquarters is located in Peapack, New Jersey and the headquarters for the Discontinued Operations is located in St. Louis, Missouri. The Company believes its properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs. Note 11 to the Company's financial statements, Properties, Net, on page 61 in our 2001 Annual Report filed as Exhibit 13 hereto, which discloses amounts invested in land, buildings and equipment, is incorporated by reference.

Item 3. Legal Proceedings

         Pursuant to the Separation Agreement between Pharmacia and Monsanto ("Separation Agreement"), Monsanto assumed and agreed to indemnify Pharmacia for liabilities related to the agricultural business. In addition, in the proceedings where the Company is the defendant, Monsanto will indemnify the Company for costs, expenses and any judgments or settlements; and in the proceedings where the Company is the plaintiff, Monsanto will pay the fees and costs of, and receive any benefits from, the litigation. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation including indemnifying Pharmacia for costs, expenses and any judgments or settlements.

         In connection with the spin-off of Solutia Inc. on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the chemical businesses. As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgements or settlements.

Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former chemical businesses, including any liabilities that Solutia Inc. has assumed from Pharmacia in connection with the spin, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia, which are not discussed herein. For example, pursuant to the Distribution Agreement entered into in connection with the spin-off (the "Distribution Agreement"), Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the spin-off. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation. Pursuant to the terms of the Separation Agreement, Monsanto would be required to indemnify Pharmacia in the event that Solutia failed to pay or discharge such liabilities or to indemnify Pharmacia therefor.

         On June 7, 2001, the Company, along with Pfizer, Inc. and Merck, was named in a purported class action complaint in United States District Court in Brooklyn, New York, styled Cain & Watkins v. Pharmacia, et al., alleging cardiovascular safety issues associated with Vioxx and CELEBREX. Plaintiffs filed an amended complaint on August 1, 2001, alleging, among other things, that the named plaintiffs have suffered "cardiac illness". The suit claims that the millions of patients in the U.S. who took Vioxx and CELEBREX are entitled to a refund for all amounts paid for the purchase of these drugs, their medical expenses and attorneys' fees. The complaint also makes numerous claims for injunctive and equitable relief, including emergency notice to class members, revised labeling and a court-ordered and supervised medical monitoring program funded by defendants. On September 21, 2001, the Company filed an Answer and a Motion to Dismiss on a number of grounds.

         On August 27, 2001, the Company, G.D. Searle and Pfizer, Inc. were also named as defendants in a purported class action complaint filed in State Court in New Jersey, Astin v. Pharmacia, et al. Plaintiffs allege, among other claims, that the defendants misrepresented and over-promoted CELEBREX in violation of the New Jersey Consumer Fraud Act. The complaint also alleges that the defendants have misled and defrauded the FDA to gain approval of CELEBREX. The complaint seeks economic damages only and claims no specific medical injury. Though this case was recently dismissed, a similar state action was filed January 10, 2002, Plumbers and Pipefitters Local Health and Welfare Fund v. Pharmacia.

         On September 28, 2001, the Company, G.D. Searle and Pfizer, Inc. were named as defendants in a purported class action complaint filed in Federal District Court in New Jersey styled, Leonard v. Pharmacia, et al., alleging the same set of facts and seeking the same relief as the purported class action filed in New Jersey State Court.

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

         On May 19, 1995, Mycogen Plant Sciences, Inc. (hereinafter referred to as "MPS") filed suit against former Monsanto in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. On November 10, 1999, the court granted summary judgment in the Company's favor and dismissed all of Mycogen's patent claims, finding Mycogen's patent invalid on the basis of the Company's prior invention, as determined in the Delaware Bt action described below. Previously, the court had also held that products containing Bt genes made prior to January 1995 did not infringe on the MPS patent. On May 30, 2001, the United States Court of Appeals for the Federal Circuit affirmed the summary judgement finding that current products of Monsanto do not infringe the MPS patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto and remanded the matter to District Court. Monsanto has moved for summary judgment on all remaining claims on the basis that a prior judgment won by Monsanto against MPS in United States District Court in Delaware, is dispositive of all claims asserted by MPS.

         In June 1996, Mycogen Corporation, MPS and Agrigenetics, Inc. filed suit against former Monsanto in California State Superior Court in San Diego alleging that former Monsanto failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the Company awarding damages totaling approximately $175 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in the Company's favor. Mycogen's petition with the California Supreme Court requesting further review was accepted on October 25, 2000, and their appeal of the reversal of judgment is continuing. The Company believes that its position is correct and that the decision of the appellate court should be upheld, and will continue to vigorously defend its position. In the event that Mycogen were to prevail in the California Supreme Court, further proceedings would be required to consider issues not yet addressed in the lower court, including the speculative nature of the damages for future lost profits.

         Former Monsanto is also a party in interference proceedings against MPS in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. Under U.S. law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with the Monsanto's Bt technology, the U.S. Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology.

         On October 22, 1996, Mycogen Corporation filed suit against former Monsanto, DEKALB Genetics (subsequently acquired by former Monsanto) and Delta and Pine Land in the U.S. District Court in Delaware alleging infringement of two Bt-related patents (the "Delaware Bt Action"). The jury trial concluded on February 3, 1998, with a verdict in favor of all defendants. Mycogen's patents were invalidated on the basis that Monsanto was a prior inventor. On September 8, 1999, the district court issued a revised order that upheld the jury verdict and ruled that Mycogen's patents were invalid due to their prior invention and lack of enablement. On March 12, 2001, the Court of Appeals for the Federal Circuit affirmed the verdict that had invalidated Mycogen's patents on the basis of prior invention. Mycogen has applied for a writ of certiorari to the United States Supreme Court in this matter.

         On November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A. ("Aventis") filed suit in the U.S. District Court in North Carolina against the former Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis' technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis' claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. In the fourth quarter 2001, Monsanto established a reserve for the $50 million judgment entered on the verdict. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB's inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics appealed the jury verdict and damage award, and Aventis appealed the finding that Monsanto was a bona fide licensee. On November 22, 2001 the United States Court of Appeals for the Federal Circuit upheld the prior judgments. Both parties have requested rehearing en banc on the appellate decisions. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, Monsanto and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis' claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB will appeal any adverse final decision or judgement.

         On December 14, 1999, a class action lawsuit claiming unspecified damages was filed against former Monsanto in the U.S. District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that the Company violated various antitrust laws and unspecified international laws through the Company's patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On February 14, 2000, a class action lawsuit claiming unspecified damages was filed against Monsanto in the United States District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case. Both of these suits have been transferred to and consolidated in the United States District Court for the Eastern District of Missouri. In March 2001, plaintiffs amended their complaint to add Pioneer Hi-Bred International, Syngenta Seeds, Inc., Syngenta Crop Production, and Aventis Crop Science as defendants, and to allege a conspiracy among all defendants to fix seed prices in the United States in violation of federal antitrust laws.

         On March 27, 2000, E.I. DuPont DeNemours and Company ("DuPont") filed a suit against former Monsanto in the U.S. District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a DuPont herbicide product has not been successfully introduced into the marketplace due to alleged anti-competitive practices that have enhanced Monsanto sales of ROUNDUP herbicide and ROUNDUP READY cotton. DuPont amended its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of former Monsanto's advertising campaigns. On September 28, 2001, Monsanto filed a counterclaim, alleging that DuPont had violated the Lanham Act in connection with its advertising of DuPont's herbicides. The case has been reassigned to a new judge and is tentatively scheduled for trial in September 2002. Monsanto denies that it has engaged in any anti-competitive activities.

         On March 30, 2000, DuPont filed a suit against former Monsanto and Asgrow in the U.S. District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by former Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations and that former Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated former Monsanto's development of glyphosate tolerant soybeans. In September 2000, DuPont amended its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of former Monsanto's advertising campaigns. Former Monsanto has moved to dismiss the lawsuit based on statute of limitations and estoppel. On February 14, 2001, the court ruled that all claims accruing prior to March 30, 1997, were time-barred. On June 15, 2001, Asgrow obtained leave to file a counterclaim asserting that it is a co-owner of certain intellectual property rights asserted by DuPont in this lawsuit. On June 22, 2001, DuPont filed a further amended complaint, alleging that it was defrauded by Monsanto and/or Asgrow into entering into certain business arrangements, and asserting certain other state law claims. The Company denies that it has engaged in any anti-competitive activities.

         On January 18, 2000, Delta and Pine Land reinstituted a suit against former Monsanto in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from former Monsanto's alleged failure to exercise reasonable efforts to complete the merger. The parties have agreed that following the dismissal of certain shareholder litigation initiated against Delta and Pine Land and former Monsanto in Delaware, all remaining litigation between the companies will proceed in Mississippi. On February 14, 2001, Delta and Pine Land moved for leave to file an amended complaint, to add an allegation that former Monsanto tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On November 11, 2001, the court denied Monsanto's motions for summary judgment and dismissal.

         Since the 1984 termination of the class action litigation against various manufacturers, including former Monsanto, of the herbicide Agent Orange used in the Vietnam war, former Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, filed against former Monsanto and The Dow Chemical Company in Seoul, Korea in October 1999. Approximately 13,760 Korean veterans of the Vietnam war allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. The Company is also subject to ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. The Korean trial court has announced its intent to proceed with the closure of the formal hearings in the matter and the parties are now tendering final briefs and evidence. A decision in the trial court is expected in the second quarter followed by de novo appeal on behalf of the non-prevailing parties. On December 2, 1999, plaintiffs filed a class action lawsuit against former Monsanto and five other herbicide manufacturers in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 U.S. service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the U.S. District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. Two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation, and were dismissed by the District Court. In an opinion dated November 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal of the claims and remanded the cases to the District Court for further proceedings. On December 14, 2001 defendants filed with the Court of Appeals a Petition for Rehearing and Rehearing En Banc.

         On March 7, 2000, the U.S. Department of Justice filed suit on behalf of the EPA in U.S. District Court for the District of Wyoming against former Monsanto, Solutia (the former Monsanto's chemical business spun-off in 1997) and P4 Production, seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgement on the grounds of claim preclusion, including the doctrines of res judicata and release. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

         On November 13, 2001, Chemical Products Technologies, Inc. ("CPT") initiated a lawsuit in the United States District Court for the District of South Carolina, Florence Division, against Monsanto. In its Complaint, CPT seeks damages arising out of alleged violations of Section 1 of the Sherman Act (antitrust), the Lanham Act and the South Carolina Unfair Trade Practices Act. CPT claims that Monsanto has violated the Sherman Act in several respects in connection with glyphosate-related business matters, and has violated the Lanham Act by unfairly disparaging CPT's ClearOut herbicide product, thereby interfering with CPT's customer relationships. Monsanto denies CPT's allegations and filed an Answer and Affirmative Defenses on December 31, 2001. On February 8, 2002, the CPT matter was consolidated with the DuPont litigation pending in the South Carolina court. On March 1, 2002, Zetachem USA, Inc. ("Zetachem") applied for leave to be added as an additional plaintiff in the South
Carolina action. Monsanto denies that it has any liability to CPT or Zetachem.

         On November 13, 2001, Monsanto filed a lawsuit in the United States District Court for the Eastern District of Missouri against Chemical Products Technologies, LLC, Zetachem, Zetachem Pty, Ltd., and The Hide Group,
LLC alleging infringement of Monsanto's "process patents," which cover unique two-step processes for making glyphosate herbicide from glyphosate intermediate. Glyphosate is the active ingredient in Monsanto's ROUNDUP brand herbicide. Monsanto claims that Chemical Products Technologies, LLC infringed on these patents when it used one or more of the covered two-step processes to manufacture glyphosate for use in its ClearOut 41 Plus herbicide product - a generic competitor with Monsanto's ROUNDUP brand herbicide; and that other defendants aided the infringement. Monsanto also alleges violations of the Lanham Act for falsely representing that defendants' products were "replacements" for Monsanto's ROUNDUP brand of herbicides. Monsanto seeks a judgment for actual and treble damages, for an injunction permanently enjoining the defendants from further infringement of any of the referenced patents and violations of the Lanham Act, plus an injunction enjoining CPT Technologies, LLC from offering for sale or importing an infringing product.

         The Company may soon be required to submit a corrective measures study report to the EPA with regard to the Company's discontinued industrial chemical facility in North Haven, Connecticut. While the Company has existing reserves designated for remediation in the light of changing circumstances, it is reasonably possible that a material increase in accrued liabilities will be required. However, it is not possible to determine what, if any, additional exposure exists at this time. Please see the discussion in Item 1, Environmental Matters, above.

         The Company is involved in other legal proceedings arising in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, the Company does not believe that the resolution of these proceedings, either individually or taken as a whole, will have a material adverse effect on its financial position, profitability or liquidity. The Company believes it has valid defenses to these matters and intends to vigorously contest them.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

Executive Officers of the Registrant

         Information regarding executive officers is contained in Item 10 of
Part III of this Report and is incorporated herein by reference.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock is listed and traded on the New York Stock Exchange under the symbol PHA. As of February 28, 2002, there were 72,007 holders of record of the Common Stock.

         Information regarding dividends and related shareholder matters appearing in Note 16 "Shareholders' Equity" on page 63 and market prices for the Company's Common Stock appearing under the caption "Quarterly Data" on page 69 of our 2001 Annual Report are incorporated herein by reference.

Item 6.  Selected Financial Data

         Incorporated by reference from the Six Year Summary of Financial Information on page 70 of the Registrant's 2001 Annual Report filed as
         Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from the Financial Review on page 31 through 44 of the Registrant's 2001 Annual Report filed as Exhibit 13 hereto.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks.

         Incorporated by reference from the discussion under the heading Market Risk on page 39 of the Registrant's 2001 Annual Report filed as Exhibit 13 hereto.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference from the Report of Independent Accountants found on page 45 of our 2001 Annual Report and from the consolidated financial statement, related notes and supplementary data on page 50 to 70 of the Registrant's 2001 Annual Report filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Background information for the Board of Directors, including Fred Hassan, the Company's Chairman and Chief Executive Officer, is incorporated by reference from the Company's 2002 Proxy Statement, which will be filed with the

Securities and Exchange Commission prior to April 30, 2002, on pages __ through __. In addition to Fred Hassan, the following are the Company's executive officers:

              Goran A. Ando, M.D., age 52, Executive Vice President and President, Research and Development since March 2000; Executive Vice President and President, Research & Development of P&U from November 1997 to March 2000; Executive Vice President, Science & Technology from 1995 to 1997; and Executive Vice President and Deputy CEO in 1995.

              Hakan Astrom, age 54, Senior Vice President, Strategy and Corporate Affairs since March 2000; and Senior Vice President, Corporate Strategy and Investor Relations of P&U from November 1995 to March 2000.

              Richard T. Collier, age 48, Senior Vice President and General Counsel since March 2000; Senior Vice President and General Counsel of P&U from December 1997 to March 2000; and Senior Vice President and General Counsel of Rhone-Poulenc Rorer from December 1994 to December 1997.

              Christopher J. Coughlin, age 49, Executive Vice President and Chief Financial Officer since March 2000; Executive Vice President and Chief Financial Officer of P&U from March 1998 to March 2000; President, Nabisco International from 1997 to March 1998; and Executive Vice President and Chief Financial Officer of Nabisco from 1996 to 1997. He is also a director of Monsanto.

              Carrie Smith Cox, age 44, Executive Vice President and President, Global Prescription Business since February 2001; Executive Vice President and President, Global Business Management from March 2000 to February 2001; Senior Vice President and Head, Global Business Management of P&U from 1997 to March 2000; and prior to 1997 she was Vice President, Women's Health Care at Wyeth-Ayerst Laboratories, a division of Wyeth (formerly American Home Products).

              Stephen P. MacMillan, age 38, Sector Vice President, Global Specialty Operations since March 2000; Sector Vice President, Global Specialty Operations of P&U from December 1999 to March 2000; President of Johnson & Johnson-Merck Consumer Pharmaceuticals from December 1998 to December 1999; Vice President of Marketing and Professional Sales at McNeil Consumer Products, a division of Johnson & Johnson, from March 1997 to December 1998; and other positions at Johnson & Johnson before that.

              Philip Needleman, age 63, Senior Executive Vice President, Chief Scientific Officer, and Chairman, Research & Development since March 2000; and Senior Vice President, Research and Development and Chief Scientist of former Monsanto and Co-President of G. D. Searle & Co. from 1996 to March 2000. He is also Science Advisor to the Company's Board of Directors and is a director of Monsanto.

              Timothy G. Rothwell, age 51, Executive Vice President, and President, Global Prescription Business since February 2001; Executive Vice President, and President, Global Pharmaceutical Operations from March 2000 to February 2001; Executive Vice President and President, Global Pharmaceutical Operations of P&U from 1998 to March 2000; President of Rhone-Poulenc Rorer; and Executive Vice President and President, Pharmaceutical Operations of Rhone-Poulenc Rorer from 1995 to 1997.

              Hendrik A. Verfaillie, age 55, Executive Vice President and Chief Executive Officer, Monsanto Agricultural Operations of Pharmacia since March 2000 and President and Chief Executive Officer of Monsanto since October 2000; President of former Monsanto from 1997 to 1999; and Vice President, former Monsanto from 1995 to 1997.

Item 11. Executive Compensation

         The following information from the Company's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission prior to April 30, 2002, is incorporated by reference: "Directors' Fees and Other Arrangements" and "Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following information from the Company's 2002 Proxy
         Statement which will be filed with the Securities and Exchange Commission prior to April 30, 2002; "Information Concerning Securities Ownership".

Item 13. Certain Relationships and Related Transactions

         The following information from the Company's 2002 Proxy Statement which will filed with the Securities and Exchange Commission prior to April 30, 2002 is incorporated by reference: Transactions and Relationships with Directors"; and "Other
         Information Regarding Management -- Indebtedness".

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this Report

(a)(1)   Financial Statements

         The following are included in the 2001 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8.

              Report of Independent Accountants -- PricewaterhouseCoopers LLP.

              Consolidated Statements of Earnings, Years ended December 31, 2001, 2000 and 1999.

              Consolidated Balance Sheets, December 31, 2001 and 2000.

              Consolidated Statements of Shareholders' Equity, Years ended December 31, 2001, 2000 and 1999.

              Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000 and 1999.

              Notes to Consolidated Financial Statements.

              The Reports of Independent Auditors, Deloitte & Touche LLP, regarding the audit of former Monsanto Company for year ended December 31, 1999 and of Monsanto Company as of and for the year ended December 31, 2001 and 2000, and for each of the years then ended. Refer to Exhibit 99.

(a)(2.)  Financial Statement Schedules

         Schedules are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein. Financial statements of 50 percent-or-less-owned affiliated persons are omitted because such persons, in the aggregate, do not constitute a significant subsidiary.

(a)(3) Exhibits -- See the Exhibit Index beginning on page 21 of this Report. For a listing of all management contracts and compensatory plans or arrangements to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 1 through 23 on pages 21 through 23 of the Exhibit Index. The following Exhibits listed in the
         Exhibit Index are filed with this Report:

(10) (24) Amended Employment Agreement with Philip Needlemen, PhD. dated February 6, 2002. Certain portions of this exhibit, which are
         identified by the symbol "[*    *]", have been omitted and filed
         separately with the Commission pursuant to an application for confidential treatment pursuant to 24b-2 under the Securities Exchange Act of 1934.

         (25) Employment Agreement with Carrie Cox dated October 29, 2000.

         (26) Pharmacia Corporation Long-Term Performance Share Unit Incentive Plan, effective January 1, 2002.

         (27) Standard Executive Employment Agreement.

(11) Omitted -- Inapplicable; see "Note 8 of Notes to Financial Statements" of the Registrant's 2001 Annual Report filed as Exhibit 13 hereto.

(13)     2001 Annual Report to Shareholders

(21)     Subsidiaries of the Registrant

(23)     (1) Consent of Independent Accountants -- PricewaterhouseCoopers LLP

         (2) Independent Auditor's Consent -- Deloitte & Touche LLP

(24)     Certified copy of Board resolution authorizing Form 10-K filing

(99)     Independent Auditor's Report -- Deloitte & Touche LLP

(b)      Reports on Form 8-K during the quarter ended December 31, 2001:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

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

                    (2) Indenture dated as of February 1, 1990, with respect to debt securities issued by the Upjohn Employee Stock
                         Ownership Trust and 9.79% Amortizing Notes, Series A,
                         Due February 1, 2004, issued by the Upjohn Employee
                         Stock Ownership Trust and guaranteed by the Registrant
                         (not filed pursuant to Regulation S-K, Item
                         601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange
                         Commission upon request)

                    (3)  Indenture dated as of August 1, 1991 between Pharmacia
                         & Upjohn, Inc. and The Bank of New York, as trustee, with respect to Debt Securities issued thereunder from time to time (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request)

    (10)            (1)  The Pharmacia & Upjohn, Inc. Long-Term Incentive Plan
                         (as Amended and Restated as of June 1, 2000)
                         (incorporated herein by reference to Exhibit (10)(1) to the Registrant's Form 10-Q for the quarter ended
                         September 30, 2000)

Exhibit No.      Description
-----------      -----------
                    (2)  Pharmacia Corporation Management Incentive Plan (as
                         Amended and Restated as of June 1, 2000) (incorporated
                         herein by reference to Exhibit (10)(2) to the
                         Registrant's Form 10-Q for the quarter ended September
                         30, 2000)

                    (3)  2000 Operations Committee Incentive Plan (as amended
                         November 2000) (incorporated herein by reference to Exhibit (10)(3) to the Registrant's Form 10-Q for the quarter ended September 30, 2000)

                    (4)  Employment Agreement with Fred Hassan dated November
                         15, 1999 (incorporated herein by reference to Exhibit
                         (10)(e) to Pharmacia & Upjohn's Form 10-K for the year ended December 31, 1999)

                    (5)  Employment Agreement with Timothy G. Rothwell dated
                         July 31, 2000 (incorporated herein by reference to Exhibit (10)(6) to the Registrant's Form 10-Q for the quarter ended September 30, 2000)

                    (6)  Employment Agreement with Philip Needleman, Ph.D. dated
                         October 29, 2000 (incorporated herein by reference to Exhibit (10)(7) to the Registrant's Form 10-Q for the quarter ended September 30, 2000)

                    (7)  Phantom Share Agreement with Hendrik Verfaillie dated
                         September 1, 2000 (incorporated herein by reference to Exhibit (10)(8) to the Registrant's Form 10-Q for the quarter ended September 30, 2000)

                    (8)  Tax Sharing Agreement by and between Pharmacia
                         Corporation and Monsanto Company dated as of September
                         1, 2000 (incorporated herein by reference to Exhibit
                         10.5 of Monsanto Company's Form S-1 filed on September
                         22, 2000, File No. 333-36956)

                    (9) Employee Benefits and Compensation Allocation Agreement by and between Pharmacia Corporation and Monsanto
                         Company dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.6 of Monsanto
                         Company's Form S-1 filed on September 22, 2000, File
                         No. 333-36956)

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

                    (13) Agreement with Robert B. Shapiro dated December 19,
                         1999 (incorporated herein by reference to Exhibit 10(1) to the Registrant's Form S-4 filed on February 22,
                         2000, File No. 333-30824)

                    (14) Annual Incentive Program for certain executive officers
                         (incorporated herein by reference to the description appearing under "Annual Incentive Program" on pages 10 through 11 of the Monsanto Company Notice of Annual
                         Meeting and Proxy Statement dated March 16, 2001)

                    (15) Employment Agreement with Goran Ando dated September 7,
                         2000 (incorporated herein by reference to Exhibit 10
                         (15) of the Registrant's Form 10-K filed on March 26,
                         2001)

Exhibit No.      Description
-----------      -----------
                    (16) Executive Life Insurance Plan of the Registrant
                         (incorporated herein by reference to Exhibit 10 of the
                         Registrant's Form 10-K filed on March 26, 2001)

                    (17) Amendment No. 1 dated January 25, 2001 to Agreement
                         with Robert B. Shapiro dated December 19, 1999
                         (incorporated herein by reference to Exhibit 10 (17) of the Registrant's Form 10-K filed on March 26, 2001)

                    (18) 2001 Annual Incentive Plan Summary, as approved by the
                         Monsanto Company Board of Directors on December 7, 2000
                         (incorporated herein by reference to Exhibit 10 (16) of the Registrant's Form 10-K filed on March 26, 2001)

                    (19) 2001 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10 (19) of the Registrant's Form
                         10-Q for the quarter ended March 31, 2001)

                    (20) The Operations Committee Incentive Plan 2001 Long Term
                         Incentive Plan (incorporated herein by reference to Exhibit 10 (20) of the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                    (21) Employee Stock Purchase Plan 2001 Long Term Incentive
                         Plan (incorporated herein by reference to Exhibit 10
                         (19) of the Registrant's Form 10-Q for the quarter ended March 31, 2001)

                    (22) Amendment No. 2001-1 to 2001 Long Term Incentive Plan
                         2001 Long Term Incentive Plan herein by reference to
                         Exhibit 10 (19) of the Registrant's Form 10-Q for the quarter ended March 31, 2001 )

                    (23) Form of Change-of-Control Employment Security Agreement
                         with Hendrik Verfaillie (incorporated by reference herein to Exhibit 10.3 of Monsanto's Registration
                         Statement on Form S-1, filed August 30, 2000 (File No.
                         333-36956)

                  (23.1) Distribution Agreement by and between Monsanto
                         Company and Solutia Inc., as of September 1,
                         1997, plus identification of contents of omitted schedules and exhibits and agreement to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated herein by reference to Exhibit 2.1 of former Monsanto's Form 8-K filed
                         September 16, 1997)

    (11)                 Omitted -- Inapplicable; see "Note 8 of Notes to Financial
                         Statements" appearing in Exhibit 13 and incorporated
                         herein by reference

    (13)                 2001 Annual Report to Shareholders

    (21)                 Subsidiaries of the Registrant

    (23)            (1)  Consent of Independent Accountants -- PricewaterhouseCoopers LLP

                    (2)  Independent Auditor's Consent -- Deloitte & Touche LLP

    (24)                 Certified copy of Board resolution authorizing Form 10-K filing

    (99)                 Reports of Independent Auditors -- Deloitte & Touche LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHARMACIA CORPORATION

                                       By: /s/ Fred Hassan
                                       ------------------------
                                          Fred Hassan
                                          Chairman and Chief Executive
                                          Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                Power of Attorney

We, the undersigned, hereby appoint Christopher J. Coughlin and Robert G. Thompson, and each of them singly, as our true and lawful attorneys to sign for us, in our names and in the capacities indicated below, and file with the Securities and Exchange Commission any and all amendments ad supplements to this Annual Report on Form 10-K.

           Signature                                  Title                     Date
           ---------                                  -----                     ----
  /s/ Fred Hassan                   Chairman and Chief Executive Officer        February 20, 2002
-------------------------------              and Director
      Fred Hassan

  /s/ Christopher J. Coughlin       Executive Vice President                    February 20, 2002
-------------------------------              and Chief Financial Officer
      Christopher J. Coughlin

  /s/ Robert G. Thompson            Senior Vice President                       February 20, 2002
-------------------------------              (Chief Accounting Officer)
      Robert G. Thompson

  /s/ Frank C. Carlucci             Director                                    February 20, 2002
-------------------------------
      Frank C. Carlucci

  /s/ M. Kathryn Eickhoff           Director                                    February 20, 2002
-------------------------------
      M. Kathryn Eickhoff

  /s/ Michael Kantor                Director                                    February 20, 2002
-------------------------------
      Michael Kantor

  /s/ Gwendolyn S. King             Director                                    February 20, 2002
-------------------------------
      Gwendolyn S. King

  /s/  Philip Leder                 Director                                    February 20, 2002
-------------------------------
       Philip Leder

  /s/ Berthold Lindqvist            Director                                    February 20, 2002
-------------------------------
      Berthold Lindqvist

  /s/ Olof Lund                     Director                                    February 20, 2002
-------------------------------
      Olof Lund

           Signature                                  Title                     Date
           ---------                                  -----                     ----
                                    Director                                    February 20, 2002
-------------------------------
      C. Steven McMillan

  /s/ William U. Parfet             Director                                    February 20, 2002
-------------------------------
      William U. Parfet

  /s/ Jacobus F.M. Peters           Director                                    February 20, 2002
-------------------------------
      Jacobus F.M. Peters

  /s/ Ulla B. Reinius               Director                                    February 20, 2002
-------------------------------
      Ulla B. Reinius

  /s/ William D. Ruckelshaus        Director                                    February 20, 2002
-------------------------------
      William D. Ruckelshaus

  /s/ Bengt Samuelsson              Director                                    February 20, 2002
-------------------------------
      Bengt Samuelsson

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as ................................. 'SS'