Form 10-Q
period 2002-03-31
PHARMACIA CORP /DE/
filed 2002-05-15
CIK 67686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                            [X] YES        [ ] NO

The number of shares of Common Stock, $2 Par Value, outstanding as of May 9, 2002 was 1,293,119,029.

                               Page 1 of 36 pages

                   The exhibit index is set forth on page 36

                          QUARTERLY REPORT ON FORM 10-Q

                              PHARMACIA CORPORATION

                          QUARTER ENDED MARCH 31, 2002

                     INDEX OF INFORMATION INCLUDED IN REPORT


                                                                                             Page
                                                                                             ----

PART I - FINANCIAL INFORMATION................................................................3

Item 1. Financial Statements..................................................................3
  Consolidated Statements of Earnings.........................................................3
  Condensed Consolidated Statements of Cash Flows.............................................4
  Condensed Consolidated Balance Sheets ......................................................5
  Notes to Consolidated Financial Statements .................................................6
Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................16
Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........................28


PART II - OTHER INFORMATION .................................................................29

Item 1. Legal Proceedings....................................................................29

Item 4. Submission of Matters to a Vote of Security Holders .................................32

Item 5. Other Information ...................................................................32

Item 6. Exhibits and Reports on Form 8-K ....................................................34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in millions, except per-share data)
                                   (Unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           -------------------
                                                                             2002         2001
                                                                             ----         ----
Net sales                                                                 $ 3,127      $ 3,210
Cost of products sold                                                         697          750
Research and development                                                      548          638
Selling, general and administrative                                         1,395        1,380
Amortization of goodwill                                                       --           30
Merger and restructuring                                                       20          124
Interest expense                                                               55           68
Interest income                                                               (19)         (44)
All other, net                                                                (87)          11
------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                       518          253
Provision for income taxes                                                    125           45
------------------------------------------------------------------------------------------------
Earnings from continuing operations                                           393          208
Income from discontinued operations, net of tax                                --           46
Gain (loss) on disposal of discontinued operations, net of tax                 64           (5)
------------------------------------------------------------------------------------------------
Earnings before extraordinary item and cumulative
    effect of accounting change                                               457          249
Extraordinary item, net of tax                                                649           --
Cumulative effect of accounting change, net of tax                             --            1
------------------------------------------------------------------------------------------------
Net earnings                                                              $ 1,106      $   250
================================================================================================
Net earnings per common share:
Basic
     Earnings from continuing operations                                  $   .30      $   .16
     Net earnings                                                             .85          .19
Diluted
     Earnings from continuing operations                                  $   .30      $   .16
     Net earnings                                                             .84          .19
================================================================================================


                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)



                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             --------------------
                                                                               2002         2001
                                                                               ----         ----
Net cash (required) provided by continuing operations                        $  (94)      $  163
Net cash provided by discontinued operations                                     26           20
--------------------------------------------------------------------------------------------------
Net cash (required) provided by operations                                      (68)         183
--------------------------------------------------------------------------------------------------
Cash flows provided (required) by investment activities:
Purchases of property, plant and equipment                                     (182)        (162)
Other acquisitions and investments                                             (141)         (97)
Investment and property disposal proceeds                                        30           31
Proceeds from sale of equity investment                                       1,000           --
Discontinued operations, net                                                   (358)        (195)
--------------------------------------------------------------------------------------------------
Net cash provided (required) by investment activities                           349         (423)
--------------------------------------------------------------------------------------------------
Cash flows provided (required) by financing activities:
Repayment of long-term debt                                                     (23)          (8)
Net increase in short-term borrowings                                           869           12
Issuance of stock                                                                48           96
Treasury stock purchases                                                       (254)          --
Dividend payments                                                              (179)        (137)
Other financing activities                                                      (43)         (44)
--------------------------------------------------------------------------------------------------
Net cash provided (required) by financing activities                            418          (81)
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          17          (42)
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                716         (363)
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                  1,276        2,035
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $1,992       $1,672
==================================================================================================


                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                        March 31,       December 31,
                                                                          2002             2001
                                                                          ----             ----
ASSETS
Current Assets:
Cash and cash equivalents                                               $ 1,992          $ 1,276
Short-term notes receivable-Monsanto                                        592              254
Trade accounts receivable, less allowance
     of $137 (2001: $132)                                                 2,387            2,434
Inventories                                                               1,768            1,684
Receivables-Monsanto                                                         20               87
Other current assets                                                      2,102            1,931
--------------------------------------------------------------------------------------------------
Total Current Assets                                                      8,861            7,666
Long-term investments                                                       282              288
Properties, net                                                           4,923            4,875
Goodwill, net                                                             1,035            1,059
Other intangible assets, net                                                413              425
Other noncurrent assets                                                   1,526            1,748
Net assets of discontinued operations                                     6,342            6,316
--------------------------------------------------------------------------------------------------
Total Assets                                                            $23,382          $22,377
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                                         $ 1,344          $   484
Short-term notes payable-Monsanto                                            11               30
Trade accounts payable                                                      789            1,048
Payables-Monsanto                                                            26               44
Other current liabilities                                                 3,076            3,397
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 5,246            5,003
Long-term debt and guarantee of ESOP debt                                 2,641            2,731
Other noncurrent liabilities                                              2,359            2,253
--------------------------------------------------------------------------------------------------
Total Liabilities                                                        10,246            9,987
--------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, one cent par value; at stated value;
       authorized 10 million shares;
       issued 6,356 shares (2001: 6,401 shares)                             256              258
   Common stock, two dollar par value; authorized
       3 billion shares; issued 1.485 billion shares                      2,970            2,970
   Capital in excess of par value                                         3,514            3,499
   Retained earnings                                                     12,514           11,586
   ESOP-related accounts                                                   (246)            (294)
   Treasury stock                                                        (2,984)          (2,789)
   Accumulated other comprehensive loss                                  (2,888)          (2,840)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               13,136           12,390
--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                              $23,382          $22,377
==================================================================================================

                             See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                  (Dollars in millions, except per-share data)

The term "the company" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" will be used to refer to pre-merger operations of the former Monsanto Company and "Monsanto" will refer to the agricultural subsidiary.

As outlined in Note F, beginning in the fourth quarter 2001, the company began treating it's agricultural subsidiary, Monsanto Company, as a discontinued operation. Accordingly, the focus of these financial statements and related notes is on the company's pharmaceutical businesses unless otherwise indicated. The results of operations and net assets of Monsanto are reflected on one line of the consolidated statements of earnings and the condensed consolidated balance sheets, respectively. Similar adjustments were made to the consolidated statements of cash flows.

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis.


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, however the condensed consolidated balance sheet at December 31, 2001 is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation's annual report filed on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Prior year data have been reclassified for discontinued operations treatment of Monsanto and certain other reclassifications were made to conform the prior period's data to the current presentation.


B - NEW ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING PRINCIPLE

Classification of the Extinguishment of Debt

On May 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". Under the current rules, SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" requires that all gains and losses from the extinguishment of debt are to be classified as extraordinary on the company's consolidated statements of earnings net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The company expects to adopt SFAS No. 145 on January 1, 2003.

Asset Impairments

On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale will now be considered assets to be held and used until the disposal date, at which time an impairment will be recognized. There was no material impact on the company's consolidated financial statements due to the adoption of these rules.

Asset Retirements

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 143 on January 1, 2003 in accordance with the rules.

Business Combinations, Goodwill and Intangibles

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and set out specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, unamortized negative goodwill be written off immediately as a change in accounting principle instead of being deferred and amortized, and that certain intangible assets be reclassified into or out of goodwill. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. If the book value of goodwill or an indefinite-lived intangible is greater than its fair value, an impairment loss is recognized for the difference. In addition, SFAS No. 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

The company adopted the provisions of SFAS No. 141 on January 1, 2002 with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. The transition and disclosure provisions of SFAS No. 142 were implemented with first quarter 2002 reporting and the company expects to adopt the remaining provisions in the second quarter. The company does not expect to record an impairment loss upon the adoption of SFAS No. 142 related to its continuing operations.

Monsanto has completed the first step of the transitional goodwill impairment test and has identified two reporting units that may be impaired. Any resulting impairment charge will be specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from the 1998 and, to a lesser extent, 1997 seed company acquisitions. The second step of the transitional goodwill impairment test, which will determine the actual impairment charge, if any, is expected to be completed in the second quarter of 2002.

Any transitional impairment charge will be recorded as a change in accounting principle net of applicable taxes effective as of January 1, 2002.

The following tables reflect information pertaining to the continuing operations of the company.


                                        March 31, 2002                      December 31, 2001
                     ----------------------------------------  -----------------------------------------
                                         Amortized                                 Amortized
                                     ------------------                        ------------------
                     Not Subject to         Accumulated         Not Subject to        Accumulated
                      Amortization  Gross  Amortization    Net   Amortization  Gross  Amortization  Net
--------------------------------------------------------------------------------------------------------
Patents and trademarks  $   58      $ 410    $ (268)     $ 200     $  58      $ 413    $ (263)     $ 208
Rights and licenses         --        487      (284)       203        --        441      (256)       185
Other                       --         35       (25)        10        --         74       (42)        32
--------------------------------------------------------------------------------------------------------
Total                     $ 58      $ 932    $ (577)     $ 413      $ 58      $ 928    $ (561)     $ 425
========================================================================================================


Intangible Assets Amortization Expense
--------------------------------------

Year ended December 31, 2001        $ 59

Quarter ended March 31, 2002        $ 15

Annual amortization expense for the years 2002 through 2006 is estimated to be $71, $68, $58, $52 and $32, respectively.

Goodwill
--------

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

                                                                          Prescription
                                                              Total      Pharmaceuticals     All Other
--------------------------------------------------------------------------------------------------------
Balance December 31, 2001                                   $1,059         $   954           $  105
Net intangible reclassifications                                (6)             (6)              --
Foreign exchange                                               (18)            (19)               1
--------------------------------------------------------------------------------------------------------
Balance March 31, 2002                                      $1,035         $   929           $  106

Earnings Excluding Goodwill Amortization
----------------------------------------

                                                       March 31, 2002              March 31, 2001
                                                 -------------------------   -------------------------
                                                   Earnings                     Earnings
                                                    Before          Net          Before         Net
                                                    Items*       Earnings        Items*      Earnings
--------------------------------------------------------------------------------------------------------
Earnings as reported                               $   457      $ 1,106         $  249       $  250
Goodwill amortization, net of tax                       --           --             28           28
--------------------------------------------------------------------------------------------------------
Adjusted earnings                                  $   457      $ 1,106         $  277       $  278

Basic earnings per share:
     Earnings as reported                          $  0.35      $  0.85         $ 0.19       $ 0.19
     Goodwill amortization, net of tax                  --           --           0.02         0.02
--------------------------------------------------------------------------------------------------------
     Adjusted earnings                             $  0.35      $  0.85         $ 0.21       $ 0.21

Diluted earnings per share:
     Earnings as reported                          $  0.35      $  0.84         $ 0.19       $ 0.19
     Goodwill amortization, net of tax                  --           --           0.02         0.02
--------------------------------------------------------------------------------------------------------
     Adjusted earnings                             $  0.35      $  0.84         $ 0.21       $ 0.21


* Excludes extraordinary items and cumulative effect of accounting change.

C - MERGER AND RESTRUCTURING CHARGES

The company recorded $20 of merger and restructuring charges during the first quarter of 2002 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000.

The $20 recorded on the merger and restructuring line of the consolidated statement of earnings was comprised of $10 of merger costs related to information technology projects necessary to integrate the former companies into a single organization and $10 of aggregate restructuring costs comprised of $7 associated with prescription pharmaceuticals and $3 relating to other pharmaceuticals. The $7 relating to prescription pharmaceuticals consists of $5 associated with the involuntary separation of approximately 45 employees and $2 relating to other exit costs. The $3 associated with other pharmaceuticals relates to the involuntary separation of 35 employees.

During the first quarter of 2001, the company recorded $124 in merger and restructuring charges. The $124 in total charges recorded on the merger and restructuring line of the consolidated statement of earnings was made up of $56 in merger costs and $68 in restructuring charges. The $56 in merger costs relates to costs incurred to integrate the former companies into a single organization such as consultant, relocation and information technology integration costs. The $68 of restructuring charges is comprised of $60 associated with prescription pharmaceuticals, $6 in connection with corporate and administrative functions and $2 relating to other pharmaceuticals.

The $60 relating to prescription pharmaceuticals consists of $46 associated with the involuntary separation of approximately 290 employees, $5 resulting from the termination of contracts, $3 relating to other exit costs and $6 resulting from the write-down of assets such as duplicate computer systems and leasehold improvements. The $6 associated with corporate and administrative functions is the result of the involuntary separation of approximately 60 employees and the $2 associated with other pharmaceutical operations is the result of the involuntary separation of approximately 10 employees.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of March 31, 2002, the company has paid a total of $391 relating to the separation of approximately 2,740 employees associated with these restructuring plans.


                                                        Workforce          Other
                                                       Reductions       Exit Costs        Total
-------------------------------------------------------------------------------------------------
December 31, 2001                                      $   115           $    10        $   125
First quarter 2002 charges                                   8                 2             10
First quarter 2002 spending                                (51)               (2)           (53)
-------------------------------------------------------------------------------------------------
March 31, 2002                                         $    72           $    10        $    82
-------------------------------------------------------------------------------------------------


D - EXTRAORDINARY ITEM

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1,000. The investment basis as of March 2002 was $227. The sale resulted in a gain of $649 (net of taxes of $124). The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 because the sale of this investment took place within the two-year period following the merger of Pharmacia & Upjohn and former Monsanto which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.


E - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2002 and 2001 was $1,058 and $55, respectively.


F - DISCONTINUED OPERATIONS

Monsanto

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto, the company's agricultural subsidiary, in a tax-free spin-off transaction. The distribution of spin-off shares is planned to occur in the fourth quarter of 2002.

The results of operations, financial position and cash flows of Monsanto have been reclassified in the consolidated financial statements as discontinued operations. Income from discontinued operations has been reduced for amounts allocable to the minority interest. The company estimates that net income will be realized from Monsanto operations during the disposal period, net of seasonal net operating losses expected in the fourth quarter of 2002 and transaction costs. Income from the date of the decision to dispose of Monsanto through March 31, 2002 has been reduced by the estimated amount of seasonal losses and transaction costs. During the first quarter 2002, the accumulated net income of Monsanto exceeded anticipated seasonal net losses and transaction costs and therefore, amounts above this estimate have been recognized in discontinued operations as realized. Through March 2002, the net gain realized was $64, net of income taxes of $29.

On September 1, 2000, the company entered into a Transition Services Agreement with Monsanto Company, the company's agricultural subsidiary. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. In addition, the two companies pay various payroll charges, taxes, and travel costs that are associated with the business activities of the other. Pharmacia and Monsanto also rent research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. At March 31, 2002 and December 31, 2001 the company had receivable balances of $20 and $87 reported on the consolidated balance sheets, respectively. Similarly, a payable of $26 and $44 was recorded at March 31, 2002 and December 31, 2001 respectively. Balances for both are largely associated with transactions related to the separation agreement.

Since October 23, 2000, Pharmacia Treasury Services AB, a wholly-owned subsidiary of Pharmacia, has managed the loans and deposits of Monsanto. Interest rates and fees are comparable to the Commercial Paper (CP) rate and fees that Monsanto would have incurred with an independent CP dealer. Net interest income recorded by the company was $4 and $7 for the quarters ended March 31, 2002 and 2001, respectively.

As of March 31, 2002 and December 31, 2001, a related-party note receivable of $592 and $254 is separately stated on the company's consolidated balance sheets, respectively. Additionally, the company had recorded balances of $11 and $30 in short-term debt at March 31, 2002 and December 31, 2001, respectively.


Net Assets of Monsanto:                                                     March 31,     December 31,
                                                                              2002             2001
--------------------------------------------------------------------------------------------------------
Current assets                                                             $   5,314      $   4,797
Noncurrent assets                                                              6,554          6,676
--------------------------------------------------------------------------------------------------------
Total assets                                                                  11,868         11,473
--------------------------------------------------------------------------------------------------------
Current liabilities                                                            2,722          2,367
Noncurrent liabilities                                                         1,652          1,695
--------------------------------------------------------------------------------------------------------
Total liabilities                                                              4,374          4,062
--------------------------------------------------------------------------------------------------------
Net assets of Monsanto before minority interest                                7,494          7,411
Minority interest                                                              1,152          1,095
--------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                      $   6,342      $   6,316
========================================================================================================


Other

The majority of the $5 loss from other discontinued operations recorded in the first quarter of 2001 consisted of legal and related costs in connection with the sale of the artificial sweetener ingredient business that occurred in 2000. There were no net sales included in the company's consolidated financial statements during the quarters ended March 31, 2002 and 2001 related to other discontinued businesses.

                                                           For The Three Months Ended March 31,
                                                   ------------------------------------------------
                                                            2002                      2001
                                                   ----------------------     ---------------------
                                                      Monsanto      Other       Monsanto      Other
---------------------------------------------------------------------------------------------------
Net sales                                             $  1,221    $     -     $  1,306       $    -
Income (loss) from discontinued
   operations, before tax                                   93          -           74           (9)
Income tax expense (benefit)                                29          -           28           (4)
---------------------------------------------------------------------------------------------------
Net income (loss) from discontinued operations        $     64    $     -     $     46       $   (5)
===================================================================================================


G - EARNINGS PER SHARE

Basic earnings per share is computed by dividing the earnings measure by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of stock options, conversion of preferred stock and the issuance of stock as incentive compensation to certain employees. Also in the diluted computation, earnings from continuing operations and net earnings are reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income that the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:


                                                         For the Three Months Ended March 31,
                                                   ------------------------------------------------
                                                   2002         2002            2001         2001
                                                   Basic       Diluted          Basic       Diluted
---------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations              $  393       $   393        $   208      $   208
Less: Preferred stock dividends, net of tax          (3)           --             (3)          --
Less: ESOP contribution, net of tax                  --            (2)            --           (2)
---------------------------------------------------------------------------------------------------
Earnings from continuing operations
   available to common shareholders              $  390       $   391        $   205      $   206
===================================================================================================
EPS denominator:
Average common shares outstanding                 1,297         1,297          1,298        1,298
Effect of dilutive securities:
   Stock options                                     --             8             --           18
   Convertible instruments and
      incentive compensation                         --            12             --           12
---------------------------------------------------------------------------------------------------
Total shares (in millions)                        1,297         1,317          1,298        1,328
===================================================================================================
Earnings per share:
   Continuing operations                         $  .30       $   .30        $   .16      $   .16
   Discontinued operations                          .05           .05            .03          .03
   Extraordinary item                               .50           .49             --           --
---------------------------------------------------------------------------------------------------
   Net earnings                                  $  .85       $   .84        $   .19      $   .19
===================================================================================================

See Note B-New Accounting Standards and Changes in Accounting Principle for the effect of goodwill on earnings per share.


H - INVENTORIES

                                                                              March 31,    December 31,
                                                                                2002           2001
--------------------------------------------------------------------------------------------------------
Estimated replacement cost (FIFO basis):
Finished products                                                          $     190      $     202
Raw materials, supplies and work in process                                    1,816          1,662
--------------------------------------------------------------------------------------------------------
Inventories (FIFO basis)                                                       2,006          1,864
Less reduction to LIFO cost                                                     (238)          (180)
--------------------------------------------------------------------------------------------------------
Total                                                                      $   1,768      $   1,684
========================================================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,217 at March 31, 2002, and $1,060 at December 31, 2001.


I - COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

The consolidated balance sheets include accruals for estimated product, intellectual property and other litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites that, under the Comprehensive Environmental Response, Compensation and Liability Act, are commonly known as Superfund sites. The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures.


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


Litigation Matters

The company has been a defendant, along with a number of other manufacturers and wholesalers, in several civil antitrust lawsuits, including a federal class action, brought by retail pharmacies alleging that the defendants violated the law by providing discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations that were not offered on equal terms to retail pharmacies. Pharmacia & Upjohn, a subsidiary of the company, settled the federal class action for $103, and G.D. Searle & Co. (Searle), another subsidiary of the company, received a favorable verdict in the federal class action in 1999. State class action lawsuits seeking damages based on the same alleged conduct were filed in 14 states and the District of Columbia, all but one of which have been settled or dismissed. A number of the federal cases brought by plaintiffs who opted out of the federal class action are still pending.

The company and Pfizer, Inc. (Pfizer) are defendants in a lawsuit brought by the University of Rochester in Federal Court in New York alleging infringement of the University's U.S. patent by the sale and use of CELEBREX. The University's patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The case, which seeks injunctive relief and monetary damages, is expected to be tried in the first half of 2003.

The company is a defendant in a lawsuit brought by CP Kelco in Federal Court in Delaware seeking compensatory and punitive damages for alleged breach of contract, fraud and securities law violations arising out of the purchase of the company's Kelco biogums business in 2000 by Lehman Brothers Merchant Bank Partners II, L.P. (Lehman), which combined the company's Kelco biogums business with a business purchased from Hercules, Inc. to form CP Kelco. The company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff's contractual obligation to provide severance benefits to certain employees of the company who were transferred to CP Kelco. The company has also asserted indemnification claims against Lehman and Hercules in a third-party complaint. Discovery has been completed in the lawsuit. A trial date has not been set.

The company, Searle and Pfizer are defendants in a purported class action complaint filed in Federal Court in New Jersey seeking damages based on the claim that the defendants misrepresented and over-promoted CELEBREX in violation of state law and misled and defrauded the FDA during the CELEBREX approval process. The complaint seeks economic damages and claims no specific medical injury. The company, G.D. Searle and Pfizer were also sued in State Court in New Jersey by a purported class alleging the same set of facts and seeking the same relief as the federal case.

The company, Pfizer and Merck & Co., Inc. are defendants in a purported class action complaint filed in Federal Court in New York alleging medical concerns related to Vioxx and CELEBREX and seeking reimbursement of the purchase price for the Vioxx and CELEBREX used by the plaintiffs, medical expenses and attorneys' fees. The complaint also seeks revised labeling for the products, emergency notice to the class and a medical monitoring program funded by defendants.

Pursuant to the Separation Agreement between Monsanto and Pharmacia, Monsanto assumed and agreed to indemnify Pharmacia for liabilities primarily related to the agriculture business. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation, including indemnifying Pharmacia for costs, expenses and any judgments or settlements. In addition, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to old Monsanto's former chemical businesses, including any liabilities that Solutia Inc. has assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent Solutia fails to pay, perform or discharge these liabilities. This includes litigation and environmental liabilities assumed by Solutia, which are not discussed herein.

With respect to the matters described above, the company cannot estimate a range of potential losses or what, if any, additional exposure exists at this time. The company believes it has valid defenses to these matters and intends to vigorously contest them.

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


J - ACQUISITION

During March 2001, the company completed the acquisition of Sensus Drug Development Corporation by purchasing the remaining 80.1 percent of its stock. The assets purchased were valued at $117, which includes $67 allocated to in-process research and development.


K - SEGMENT INFORMATION

The company's core business is the development, manufacture and sale of pharmaceutical products. Prescription pharmaceuticals is the company's only reportable segment and includes primary care, hospital care, cancer care, ophthalmology and endocrine care products.

The company also operates several business units that do not constitute reportable business segments. These operating units include consumer health care, animal health, diagnostics, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these operating units, they have been grouped into the other pharmaceuticals category.

Corporate amounts represent general and administrative expenses of corporate support functions, restructuring charges and other corporate items such as litigation accruals, merger costs and non-operating income and expense. Certain goodwill (prior year) and intangible assets and associated amortization are not allocated to segments.

The following table shows revenues and earnings by category and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about segment interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-category revenues. Long-lived assets are not allocated to categories and accordingly, depreciation is not available.

                                                           For The Three Months Ended March 31,
                                                      -------------------------------------------
                                                           Sales                      EBIT*
                                                      -----------------         -----------------
                                                      2002         2001         2002         2001
---------------------------------------------------------------------------------------------------
Prescription Pharmaceuticals                      $  2,653     $  2,729     $    558     $    399
Other Pharmaceuticals                                  474          481          118          102
Corporate                                               --           --         (122)        (224)
---------------------------------------------------------------------------------------------------
Total Pharmacia                                   $  3,127     $  3,210          554          277
---------------------------------------------------------------------------------------------------
Interest expense, net                                                            (36)         (24)
Income tax provision                                                            (125)         (45)
---------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                     $    393     $    208
===================================================================================================

* Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

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

On November 28, 2001, Pharmacia Corporation announced a plan to spin-off its Monsanto agricultural subsidiary. Under the plan, Pharmacia plans to distribute its entire ownership of Monsanto stock to its shareholders by means of a tax-free dividend during the fourth quarter of 2002.

As such, the results of operations and net assets of Monsanto are reported as discontinued operations in one line in the consolidated statements of earnings and balance sheets. Similar adjustments have been made to the consolidated statements of cash flows.

Prior year data have been reclassified accordingly. Unless otherwise indicated, the following discussion and analysis relates to the company's pharmaceutical operations.

Trademarks of Pharmacia Corporation and its subsidiaries are indicated in all upper case letters. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis.


FINANCIAL REVIEW

Overview

The table below provides a comparative overview of consolidated results for the first quarters of 2002 and 2001.

                                                                                     %
                                                                       2002       Change         2001
-----------------------------------------------------------------------------------------------------
Dollars in millions, except per-share data
Sales                                                             $   3,127         (3)%     $  3,210
Earnings from continuing operations before income taxes                 518        104            253
Earnings from continuing operations                                     393         88            208
Net earnings                                                          1,106        342            250
Net earnings per common share (EPS):
     --  Basic                                                    $     .85        347       $    .19
     --  Diluted                                                  $     .84        342       $    .19
======================================================================================================

The company's key growth products now number six: CELEBREX, XALATAN, DETROL LA/DETROL, CAMPTOSAR, ZYVOX and recently added BEXTRA. Sales for these key prescription products increased 6 percent in the first quarter of 2002 as compared with the prior year. Overall, sales for the company decreased in the first quarter of 2002 by 3 percent as compared to the first quarter of 2001.

At December 31, 2001, the Company relinquished control over Ambien to Sanofi~Synthelabo, Inc. (Sanofi) and ceased recording sales and expenses of AMBIEN as of January 1, 2002. In the first quarter of 2001, Ambien results were included in sales and the company reported related payments to Sanofi as an expense. In the first quarter of 2002, the company no longer recorded the results in consolidated sales but received a profit sharing payment for its share of Ambien earnings and recorded the payment in all other, net in the amount of $73 million. Excluding Ambien from prior year data, sales of continuing products rose 4 percent over the prior year period and by 7 percent when also excluding the impact from currency exchange.

Earnings from continuing operations increased 88 percent to $393 million or $0.30 per share. Year-to-year comparisons are affected by a number of factors, including reduced merger and restructuring charges of $20 million ($13 million net of tax or $0.01 per share) in the first quarter of 2002 as compared to $124 million ($80 million net of tax or $0.07 per share) in the first quarter of 2001. Certain other charges recorded in the first quarter of 2001 also may affect comparability. A charge of $67 million before tax ($42 million net of tax or $0.03 per share) was recorded in research and development (R&D) in association with the acquisition of Sensus Drug Development Corp. (Sensus), a privately held company focused on developing drugs to treat endocrine disorders. An additional $50 million ($31 million net of tax or $0.02 per share) expense in R&D relates to an agreement with Celltech Group plc (Celltech) in connection with the compound CDP 870. This compound is being developed to treat certain autoimmune and inflammatory diseases. Excluding merger and restructuring charges and the 2001 R&D items referred to above, a growth rate of 11 percent is indicated for earnings from continuing operations.

Net earnings increased by 342 percent to $1.1 billion for the first quarter of 2002. This significant increase for the first quarter of 2002 primarily results from an extraordinary gain of $649 million net of tax or $0.49 per share from the sale of Pharmacia's minority stake in Amersham Biosciences. Further affecting the year-to-year growth rate analysis are the items noted above and discontinued operations. First-quarter results of operations of the company's discontinued Monsanto agricultural business, net of minority interest, certain accruals and taxes amounted to $64 million ($0.05 per share) and are reflected as gain on disposal of discontinued operations. This exceeds the income from discontinued operations recorded in the prior year by $23 million.

Further details regarding period-to-period sales comparisons by segment, by country and by major product are provided in the tables that follow:

Net Sales
-----------------------------------------------------------------------------------------------------
                                                                                  %
Sales by Segment                                                   2002        Change        2001
-----------------------------------------------------------------------------------------------------
Dollars in millions
Prescription pharmaceuticals                                   $  2,653          (3)%    $  2,729
Other pharmaceuticals                                               474          (2)          481
-----------------------------------------------------------------------------------------------------
Total consolidated sales                                       $  3,127          (3)%    $  3,210
=====================================================================================================

                                                                 For The Three Months Ended March 31,
                                                                ----------------------------------------
                                                                                  % Change
                                                                         %        Excluding
Dollars in millions                                           2002    Change      Exchange*      2001
--------------------------------------------------------------------------------------------------------
United States                                             $  1,667       --%         --%     $  1,671
Japan                                                          184      (6)          5            194
Italy                                                          151       7          13            142
Germany                                                        126      --           6            126
United Kingdom                                                 121       2           4            119
France                                                         119     (16)        (11)           141
Rest of world                                                  759      (7)         (3)           817
--------------------------------------------------------------------------------------------------------
Net sales                                                 $  3,127      (3)%       --%       $  3,210
========================================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.


                                                                For The Three Months Ended March 31,
                                                                                  %
Sales of Top Products                                              2002        Change        2001
-----------------------------------------------------------------------------------------------------
Dollars in millions
CELEBREX                                                       $    607         (7)%       $  649
BEXTRA                                                               58       n.m.             --
XALATAN                                                             220         10            200
DETROL LA/DETROL                                                    174         29            135
GENOTROPIN                                                          117         --            117
CAMPTOSAR                                                            91        (34)           137
XANAX                                                                86         14             76
NICORETTE Line                                                       80         21             66
DEPO-PROVERA                                                         80         23             65
CLEOCIN/DALACIN                                                      74         (2)            75
PHARMORUBICIN/ELLENCE                                                71         19             60
MEDROL                                                               66         (7)            72
ARTHROTEC                                                            64         43             45
FRAGMIN                                                              61         15             53
ZYVOX                                                                57        154             23
CABASER/DOSTINEX                                                     52         39             37
COVERA/CALAN                                                         52        110             25
MIRAPEX                                                              51         30             39
PLETAL                                                               44         70             26
ALDACTONE/Spiro Line                                                 43          4             42
-----------------------------------------------------------------------------------------------------
Total                                                           $ 2,148         11%       $ 1,942
=====================================================================================================

n.m. = not meaningful


Costs and Expenses


                                                                For The Three Months Ended March 31,
                                                                         % of                    % of
Dollars in millions                                           2002       Sales        2001       Sales
-----------------------------------------------------------------------------------------------------
Cost of products sold                                      $   697       22.3%     $   750       23.4%
Research and development                                       548       17.5          638       19.9
Selling, general and administrative                          1,395       44.6        1,380       43.0
Merger and restructuring                                        20        0.7          124        3.9

Consolidated cost of products sold decreased 7 percent to $697 million in the first quarter of 2002 versus prior year partly due to the elimination of Ambien sales and a more favorable product mix. The one-percentage point improvement in cost of products sold as a percent of sales from 23 percent to 22 percent, was also attributable to product mix including the launch of BEXTRA.

Research and development spending decreased by $90 million to $548 million in the first quarter of 2002 compared to $638 million in the first quarter of 2001. This decrease was largely due to prior year payments of $67 million for the completion of the Sensus acquisition and $50 million to Celltech for the development and promotion of the new compound CDP 870.

Selling, general and administrative spending of $1.4 billion in the first quarter of 2002 increased marginally compared to the first quarter of 2001, but increased as a percent of sales to almost 45 percent due largely to the previously mentioned decrease in sales.


Prescription Pharmaceuticals

                                                                 For The Three Months Ended March 31,
                                                                                  %
Dollars in millions                                                2002        Change        2001
-----------------------------------------------------------------------------------------------------

Sales                                                          $  2,653          (3)%    $  2,729
Cost of products sold                                               518          (5)          547
Research and development                                            520         (13)          595
Selling, general and administrative                               1,134          (1)        1,143
EBIT, before merger and restructuring*                              558          40           399

* Earnings before interest and taxes (EBIT) and before merger and restructuring is presented here to provide additional information about the company's operations and is in keeping with the manner in which the company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

Prescription pharmaceutical net sales, constitute 85 percent of total sales for the quarter ended March 31, 2002. Prescription sales decreased 3 percent in the first quarter of 2002 as compared with the first quarter of the prior year. Excluding the effects from foreign currency exchange and the impact of the transfer of AMBIEN, worldwide prescription pharmaceutical sales increased 8 percent in the first quarter of 2002 driven by a 16 percent increase in the U.S. CELEBREX, XALATAN, DETROL LA/DETROL, CAMPTOSAR, BEXTRA and ZYVOX drove the overall sales growth in the prescription pharmaceutical business. Sales of these products for the quarter totaled $1.2 billion, a 6 percent increase from the first quarter of 2001, and represented 46 percent of the quarter's prescription pharmaceutical sales compared to 42 percent for the same period in 2001.

CELEBREX, the company's leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $607 million in the first quarter, down 7 percent versus the prior year period. CELEBREX is a member of a class of drugs known as selective COX-2 inhibitors. Sales reflect a reduction in U.S. trade inventory during the first quarter following a fourth quarter 2001 price increase. Unfavorable comparisons in France and Australia, where the company had exclusive reimbursement during the first half of 2001 also impacted sales results in the first quarter of 2002.

BEXTRA, the company's new selective COX-2 inhibitor, was approved by the U.S. Food and Drug Administration (FDA) in November 2001 for the treatment of osteoarthritis, rheumatoid arthritis and dysmenorrhea (menstrual pain). During the first quarter, BEXTRA was shipped to distributors and a limited early experience program was initiated with targeted physicians. The full launch of BEXTRA began in April 2002.

Sales of XALATAN, the top-selling glaucoma medication in the U.S. and worldwide, increased 10 percent in the first quarter to $220 million. XALATAN is the number-one prescribed glaucoma medication in the U.S., Europe and Japan. Increasing market penetration in Japan and Europe and the early launch of XALACOM, a fixed combination of XALATAN and timolol, in Europe, drove sales growth in the quarter. In addition, the company received European approval for XALATAN to be used as first-line therapy for patients with glaucoma. In the U.S., sales increased 8 percent, in part due to trade buying patterns in advance of an anticipated price increase.

Sales of DETROL LA/DETROL, the world's leading treatment for overactive bladder, increased 29 percent to $174 million in the first quarter. U.S. sales of DETROL LA/DETROL increased 31 percent to $137 million in the quarter, reflecting strong demand for the once-daily DETROL LA, which Pharmacia introduced in January 2001, and some trade buying in advance of an anticipated price increase.

GENOTROPIN, the world's leading growth hormone, recorded sales of $117 million during the first quarter, in line with sales in the prior year period. Sales in the U.S. increased 22 percent, as the company continues to increase market share. Sales outside the U.S. were negatively impacted by foreign exchange rates. Excluding the impact of foreign exchange, global GENOTROPIN sales increased 6 percent.

CAMPTOSAR, the leading treatment for colorectal cancer in the U.S., recorded sales of $91 million, a decrease of 34 percent. Sales reflect a reduction in U.S. trade inventory during the first quarter following a fourth quarter 2001 price increase.

PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, experienced sales growth of 19 percent to $71 million in the quarter. Sales of ELLENCE, the trade name for PHARMORUBICIN in the U.S. more than doubled to $23 million in the quarter, driving the overall increase in sales of the PHARMORUBICIN brand.

Sales of ZYVOX, the company's antibiotic for Gram-positive infections, more than doubled to $57 million in the quarter, reflecting increased demand and some trade purchasing. ZYVOX is the first antibiotic from a completely new class of antibiotics in over 30 years. Following its successful U.S. launch in 2000, ZYVOX was launched in Europe and Japan in 2001.

The company's Parkinson's disease drugs, MIRAPEX and CABASER continued to grow during the first quarter 2001. MIRAPEX sales increased 30 percent in the first quarter to $51 million. Meanwhile, sales of CABASER/DOSTINEX for Parkinson's disease and hyperprolactinemia grew 39 percent to $52 million.

Sales of ARTHROTEC, one of the company's older arthritis medications, increased 43 percent in the quarter, primarily due to a U.S. trade inventory reduction in the first quarter 2001.

Among the company's older products, sales of XANAX, for anxiety, increased 14 percent in the quarter and DEPO-PROVERA, a hormonal product for women increased 23 percent, while the antibiotic CLEOCIN, decreased 2 percent and the anti-inflammatory steroid MEDROL deceased 7 percent in the quarter due to continued generic competition.

Sales of FRAGMIN, for the prevention of blood clots after surgery, increased 15 percent in the first quarter as sales grew 42 percent in the U.S.

Key prescription pharmaceutical segment operating expenses, stated as a percentage of net prescription pharmaceutical sales, are provided in the table below.

                                                                                 For The Three Months
                                                                                    Ended March 31,
                                                                                  2002           2001
-------------------------------------------------------------------------------------------------------
Cost of products sold                                                             19.5%          20.0%
Research and development                                                          19.6           21.8
Selling, general and administrative                                               42.7           41.9
EBIT, before merger and restructuring *                                           21.1           14.6

* Earnings before interest and taxes (EBIT) and before merger and restructuring is presented here to provide additional information about the company's operations and is in keeping with the manner in which the company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

Cost of products sold as a percent to sales was less than 20 percent for the first quarter ended March 31, 2002 and was essentially unchanged versus the prior year quarter. In dollars, cost of products sold decreased versus the prior year quarter by $29 million due mainly to the cessation of Ambien sales, a favorable shift in product mix and the launch of the company's new product BEXTRA.

Research and development expense (R&D) decreased $75 million or 13 percent for the quarter ended March 31, 2002 versus the same period in the prior year. The decline in comparative spending between the periods was mainly attributable to two large payments in the first quarter of 2001. In the prior year quarter, the company completed the acquisition of Sensus and incurred an expense of $67 million to complete the transaction. Additionally, the company entered into an agreement with Celltech for the development and promotion of the new compound CDP 870. In connection with this multi-year agreement, the company recorded an R&D expense of $50 million. Excluding these items, quarter-to-quarter spending increased $42 million or 9 percent. The increase in spending is mainly attributable to Phase IV expenses and development costs. Increased expenditures relative to the prior year for oncology compounds and BEXTRA largely account for the quarter-to-quarter trend in Phase IV related costs. Development spending for CDP 870 and to a lesser degree CELEBREX and DEPO-PROVERA led the increase in this area of R&D versus the prior year quarter. Lower spending on eplerenone related costs partially offset other development spending increases.

Selling, general and administrative expense (SG&A) decreased $9 million or one percent during the first quarter ended March 31, 2002 versus the same prior year quarter. SG&A expense stated as a percent to sales increased over the prior year quarter by one percentage point to 43 percent. The dollar spending decrease is mainly due to the timing of sales training costs and lower overall promotional costs.

Other Pharmaceuticals

                                                                   For The Three Months Ended March 31
                                                                                    %
Dollars in millions                                                  2002         Change         2001
-------------------------------------------------------------------------------------------------------
Sales                                                             $   474          (2)%       $   481
Cost of products sold                                                 190          (5)            201
Research and development                                               28         (34)             43
Selling, general and administrative                                   142          (2)            145

Sales in the company's other pharmaceuticals businesses are comprised of consumer health care (over the counter products), animal health, contract manufacturing, bulk pharmaceutical chemicals and diagnostics. Sales for the first quarter 2002 decreased by 2 percent overall, but increased by 3 percent in the U.S. The primary reason for the overall decrease in sales is the partial divestiture of the plasma business during the second half of 2001.

Sales in the consumer health care business increased for the first quarter of 2002 over the prior year by 2 percent, and 5 percent excluding the impact from foreign currency. The business' leading products are for the treatment of tobacco dependency and hereditary hair loss. Sales growth was driven primarily from the September 2001 launch of NICORETTE in Japan, market share growth of NICORETTE in Canada and the U.S. acquisition of LUDEN'S in September of 2001. This favorable impact more than offset the decrease in U.S. sales of ROGAINE as generic competition continued.

Sales in the animal health business increased for the first quarter of 2002 over the prior year by 5 percent, and 7 percent excluding the impact from foreign currency. NAXCEL/EXCENEL, an antibiotic used to treat a variety of infections in animals, was the main driver of sales growth with an increase in the first quarter of 2002 of 25 percent over the prior year period.

Corporate and Other

Corporate related expenses were $122 million in the first quarter of 2002, a decrease of $102 million versus the first quarter of 2001. The 46 percent decrease was mainly due to reduced merger and restructuring costs.

Net interest expense increased $12 million to $36 million compared to $24 million net expense in the first quarter of the prior year. The change is mainly attributable to lower interest income received on excess cash balances due to lower U.S. interest rates partially offset by reduced long-term debt balances.

The estimated annual effective tax rate for 2002 is 24.5 percent excluding merger and restructuring costs. This compares with a tax rate of 25 percent for the full year 2001. The effective tax rate for continuing operations was 24 percent and 18 percent for the first quarters ended March 31, 2002 and 2001, respectively.

Merger and Restructuring Charges

The company recorded $20 million of merger and restructuring charges during the first quarter of 2002 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. The $20 million recorded on the merger and restructuring line of the consolidated statement of earnings was comprised of $10 million of merger costs related to costs incurred for information technology projects necessary to integrate the former companies into a single organization and $10 million of aggregate restructuring costs comprised of $7 million associated with prescription pharmaceuticals and $3 million relating to other pharmaceuticals. The $7 million relating to prescription pharmaceuticals consisted of $5 million associated with the involuntary separation of approximately 45 employees and $2 million relating to other exit costs. The $3 million associated with other pharmaceuticals related to the involuntary separation of 35 employees.

During the first quarter of 2001, the company recorded $124 million in merger and restructuring charges. The $124 million in total charges recorded on the merger and restructuring line of the consolidated statement of earnings was made up of $56 million in merger costs and $68 million in restructuring charges. The $56 million in merger costs relates to costs incurred to integrate the former companies into a single organization such as consultant, relocation and information technology integration costs. The $68 million of restructuring charges is comprised of $60 million associated with prescription pharmaceuticals, $6 million in connection with corporate and administrative functions and $2 million relating to other pharmaceuticals.

The $60 million relating to prescription pharmaceuticals consists of $46 million associated with the involuntary separation of approximately 290 employees, $5 million resulting from the termination of contracts, $3 million relating to other exit costs and $6 million resulting from the write-down of assets such as duplicate computer systems and leasehold improvements. The $6 million associated with corporate and administrative functions is the result of the involuntary separation of approximately 60 employees and the $2 million associated with other pharmaceutical operations is the result of the involuntary separation of approximately 10 employees.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of March 31, 2002, the company has paid a total of $391 million relating to the separation of approximately 2,740 employees associated with these restructuring plans.

                                                        Workforce          Other
Dollars in millions                                    Reductions       Exit Costs        Total
-------------------------------------------------------------------------------------------------
December 31, 2001                                      $   115           $    10        $   125
First quarter 2002 charges                                   8                 2             10
First quarter 2002 spending                                (51)               (2)           (53)
-------------------------------------------------------------------------------------------------
March 31, 2002                                         $    72           $    10        $    82
-------------------------------------------------------------------------------------------------

Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to continue into 2003 as Pharmacia continues to streamline operations. Total remaining pretax changes from this plan are expected to be $50 million to $75 million. The company expects to have fully implemented these actions by the end of 2003. The company's aggregate merger and restructuring charges relating to the Pharmacia merger have been approximately $1.7 billion and the restructuring plan is expected to yield savings of approximately $600 million that will be reinvested into the company's operations.

Comprehensive Income

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments (CTA), deferred amounts for hedging purposes, unrealized holding gains and losses on available-for-sale (AFS) securities, and minimum pension liability adjustments. Comprehensive income for the three months ended March 31, 2002 and 2001, was $1.1 billion and $55 million, respectively. Changes in CTA account for the principal difference between net earnings and comprehensive income for the quarter ended March 31, 2002. Increases in unrealized losses on AFS securities and changes in CTA offset by a decrease in the minimum pension liability account for the principal difference between net earnings and comprehensive income for the quarter ended March 31, 2001. Fluctuations in CTA reflect the changes in the strength or weakness of the dollar against other currencies in the current year as measured to the comparable periods in the prior year.

Financial Condition, Liquidity, and Capital Resources

The company has no off-balance-sheet special purpose entities used for financing.

                                                                           March 31,    December 31,
Dollars in millions                                                          2002           2001
--------------------------------------------------------------------------------------------------------
Working capital                                                             $  3,615       $  2,663
Current ratio                                                                 1.69:1         1.53:1
Debt to total capitalization                                                    23.3%          20.1%

Working capital for the quarter ended March 31, 2002 increased $1.0 billion or 36 percent versus the prior year end. Similarly, the current ratio also improved during the first quarter increasing 10 percent over prior year-end levels. Increases in cash and short-term investments coupled with declines in accounts payable and other accrued expenses are the main factors contributing to the improvement. Cash received from the closing of the Amersham Biosciences transaction (See "Extraordinary Item" under this Item number) and seasonal lending to Monsanto resulted in the increased cash and short-term investments at March 31, 2002. Accounts payable and accrued liabilities decreased mainly due to timing differences of actual payments. Increases in short-term debt due to seasonal funding requirements was the main contributor to the 3 percent unfavorable change in the debt-to-total-capitalization ratio and also partially offset the favorable trend in working capital and current ratio.

The company completed the sale of its minority interest in Amersham Biosciences during the first quarter of 2002. Proceeds received from the sale of these shares were $1.0 billion. The company will use the funds for general corporate purposes. Prior to the disposition, the investment was accounted for on the equity method of accounting and its contribution to Pharmacia's liquidity was immaterial.

During 2001, the company announced the initiation of a stock buy-back program. The program authorized the repurchase of up to $3.0 billion in company stock over the next three years. For the quarter ended March 31, 2002, $254 million of Pharmacia shares were repurchased. Since inception of the program, $1.1 billion of company shares have been acquired. The shares acquired through the buy-back program will be used principally to fund employee benefit programs. The timing of future transactions and the exact number of shares to be repurchased will be determined by management based on market conditions, share prices and other factors.

In accordance with an earlier agreement, the company transferred to Sanofi all of its rights relating to Ambien in April 2002. On April 16, 2002, the company completed the transaction and received a one-time payment of $671 million from Sanofi in connection with the transfer.

On April 25, 2002, the company announced its intention to acquire land and buildings located in New Jersey from AT&T Corp. The acquisition price of the facilities is approximately $200 million and is planned to be funded out of existing current assets.

The company is currently in the process of assessing whether or not funding contributions will be required for the qualified U.S. pension plans. Although a final determination of funding requirements has not been completed, it is possible that from zero to $60 million may be required to be contributed to the plans during the remainder of 2002. Additionally, the company may choose to make contributions in excess of the minimum required contributions.

The company's future cash provided by operations and borrowing capacity is expected to cover normal operating cash flow needs, planned capital acquisitions, dividend payments and stock repurchases as approved by the board of directors for the foreseeable future.

Contingent Liabilities and Litigation

The consolidated balance sheets include accruals for estimated product, intellectual property and other litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites that, under the Comprehensive Environmental Response, Compensation and Liability Act, are commonly known as Superfund sites. The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures.

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

Litigation Matters

The company has been a defendant, along with a number of other manufacturers and wholesalers, in several civil antitrust lawsuits, including a federal class action, brought by retail pharmacies alleging that the defendants violated the law by providing discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations that were not offered on equal terms to retail pharmacies. Pharmacia & Upjohn, a subsidiary of the company, settled the federal class action for $103 million, and G.D. Searle & Co. (Searle), another subsidiary of the company, received a favorable verdict in the federal class action in 1999. State class action lawsuits seeking damages based on the same alleged conduct were filed in 14 states and the District of Columbia, all but one of which have been settled or dismissed. A number of the federal cases brought by plaintiffs who opted out of the federal class action are still pending.

The company and Pfizer, Inc. (Pfizer) are defendants in a lawsuit brought by the University of Rochester in Federal Court in New York alleging infringement of the University's U.S. patent by the sale and use of CELEBREX. The University's patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The case, which seeks injunctive relief and monetary damages, is expected to be tried in the first half of 2003.

The company is a defendant in a lawsuit brought by CP Kelco in Federal Court in Delaware seeking compensatory and punitive damages for alleged breach of contract, fraud and securities law violations arising out of the purchase of the company's Kelco biogums business in 2000 by Lehman Brothers Merchant Bank Partners II, L.P. (Lehman), which combined the company's Kelco biogums business with a business purchased from Hercules, Inc. to form CP Kelco. The company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff's contractual obligation to provide severance benefits to certain employees of the company who were transferred to CP Kelco. The company has also asserted indemnification claims against Lehman and Hercules in a third-party complaint. Discovery has been completed in the lawsuit. A trial date has not been set.

The company, Searle and Pfizer are defendants in a purported class action complaint filed in Federal Court in New Jersey seeking damages based on the claim that the defendants misrepresented and over-promoted CELEBREX in violation of state law and misled and defrauded the FDA during the CELEBREX approval process. The complaint seeks economic damages and claims no specific medical injury. The company, G.D. Searle and Pfizer were also sued in State Court in New Jersey by a purported class alleging the same set of facts and seeking the same relief as the federal case.

The company, Pfizer and Merck & Co., Inc. are defendants in a purported class action complaint filed in Federal Court in New York alleging medical concerns related to Vioxx and CELEBREX and seeking reimbursement of the purchase price for the Vioxx and CELEBREX used by the plaintiffs, medical expenses and attorneys' fees. The complaint also seeks revised labeling for the products, emergency notice to the class and a medical monitoring program funded by defendants.

Pursuant to the Separation Agreement between Monsanto and Pharmacia, Monsanto assumed and agreed to indemnify Pharmacia for liabilities primarily related to the agriculture business.

Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation, including indemnifying Pharmacia for costs, expenses and any judgments or settlements. In addition, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to old Monsanto's former chemical businesses, including any liabilities that Solutia Inc. (Solutia) has assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent Solutia fails to pay, perform or discharge these liabilities. This includes litigation and environmental liabilities assumed by Solutia, which are not discussed herein.

With respect to the matters described above, the company cannot estimate a range of potential losses or what, if any, additional exposure exists at this time. The company believes it has valid defenses to these matters and intends to vigorously contest them.

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

Extraordinary Item

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc. The investment basis as of March 2002 was $227 million. The sale resulted in a gain of $649 million (net of taxes of $124 million) and has been classified as an extraordinary on the company's consolidated statements of earnings. The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 because the sale of this investment took place within the two year period following the merger of Pharmacia & Upjohn and former Monsanto which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

Discontinued Operations

Monsanto

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto, the company's agricultural subsidiary, in a tax-free spin-off transaction. The distribution of spin-off shares is planned to occur in the fourth quarter of 2002.

The results of operations, financial position and cash flows of Monsanto have been reclassified in the consolidated financial statements as discontinued operations. Income from discontinued operations has been reduced for amounts allocable to the minority interest. The company estimates that net income will be realized from Monsanto operations during the disposal period, net of seasonal net operating losses expected in the fourth quarter of 2002 and transaction costs. Income from the date of the decision to dispose of Monsanto through March 31, 2002 has been reduced by the estimated amount of seasonal losses and transaction costs. During the first quarter 2002, the accumulated net income of Monsanto exceeded anticipated seasonal net losses and transaction costs and therefore amounts above this estimate will be recognized in discontinued operations as realized.

Since the method of disposition of Monsanto is a spin-off of its shares to holders of Pharmacia stock, there will be no gain or loss on the transaction. There will be certain transaction costs, however, and for accounting purposes, the net results of operations of Monsanto for the period November 29, 2001 through to the actual disposal, net of minority interest and transaction costs, will be shown as gain on disposal. Through March 2002, the net gain realized was $64 million, net of income taxes of $29 million.

Other

The majority of the $5 million loss from other discontinued operations recorded in the first quarter of 2001 consisted of legal related costs in connection with the sale of the sweetner ingredient business that occurred in 2000. There were no net sales included in the company's consolidated financial statements during the quarters ended March 31, 2002 and 2001 related to this business.

Agreements with Sanofi~Synthelabo

Pursuant to existing agreements, the company had rights from Sanofi to manufacture, sell and market two products in North America: Ambien and Kerlone. Ambien is a prescription medicine used in the treatment of sleep disorders including insomnia. Kerlone, also a prescription medicine, is used in the treatment of hypertension and cardiovascular disease.

At December 31, 2001, the company relinquished control over the products to Sanofi and ceased recording sales and expenses of Ambien and Kerlone as of January 1, 2002. In the first quarter 2002, the company received a profit-sharing payment for its share of Ambien earnings of $73 million that was recorded in all other, net on the consolidated statements of earnings. No such payment was received for Kerlone.

On April 16, 2002, Sanofi exercised its right to acquire all rights to the products in North America in accordance with the agreements. In connection with such acquisition, the company received a payment of $671 million for its interest that will be recorded in the second fiscal quarter of 2002. See Pharmacia Corporation Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

New Accounting Standards

Classification of the Extinguishment of Debt

On May 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". Under the current rules, SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" requires that all gains and losses from the extinguishment of debt are to be classified as extraordinary on the company's consolidated statements of earnings net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The company expects to adopt SFAS No. 145 on January 1, 2003.

Asset Retirements

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 143 on January 1, 2003 in accordance with the rules.

Business Combinations, Goodwill and Intangibles

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and set out specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, unamortized negative goodwill be written off immediately as a change in accounting principle instead of being deferred and amortized, and that certain intangible assets be reclassified into or out of goodwill. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. If the book value of goodwill or an indefinite-lived intangible is greater than its fair value, an impairment loss is recognized for the difference. In addition, SFAS No. 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

The company adopted the provisions of SFAS No. 141 on January 1, 2002 with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. The transition and disclosure provisions of SFAS No. 142 were implemented with first quarter 2002 reporting, and the company expects to adopt the remaining provisions in the second quarter. The company does not expect to record an impairment loss upon the adoption of SFAS No. 142 related to its pharmaceutical operations.

Monsanto has completed the first step of the transitional goodwill impairment test and has identified two reporting units that may be impaired. Any resulting impairment charge will be specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from the 1998 and, to a lesser extent, 1997 seed company acquisitions. The second step of the transitional goodwill impairment test, which will determine the actual impairment charge, if any, is expected to be completed in the second quarter of 2002. Any transitional impairment charge will be recorded as a change in accounting principle net of applicable taxes.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the disclosures in Pharmacia Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

References to Pharmacia throughout Part II, Item I will include "former Monsanto" when referring to the pre-merger activities of the former Monsanto Company. References to "Monsanto" or "new Monsanto" refers to the company's agricultural subsidiary.

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

In connection with the spin-off of Solutia Inc. ("Solutia") on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the chemical businesses. As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgements or settlements.

Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia Inc. has assumed from Pharmacia in connection with the spin, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia, which are not discussed herein. For example, pursuant to the Distribution Agreement entered into in connection with the spin-off (the "Distribution Agreement"), Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the spin-off. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation. Pursuant to the terms of the Separation Agreement, Monsanto would be required to indemnify Pharmacia in the event that Solutia failed to pay or discharge such liabilities or to indemnify Pharmacia therefor.

On April 19, 2002, NeoPharm filed a Demand for Arbitration with the company pursuant to the terms of the February 19, 1999 License Agreement. A contractual dispute has arisen between NeoPharm and Pharmacia involving our partnership to develop LEP (Liposomal Encapsulated Paclitaxel) and LED (Liposomal Encapsulated Doxorubicin). NeoPharm claims that Pharmacia failed to use "reasonable efforts" to develop, market and sell LEP/LED. NeoPharm is seeking specific performance and monetary damages.

On November 20, 1997, Aventis CropScience S.A., formerly Rhone Poulenc Agrochimie S.A. (Aventis) filed suit in the U.S. District Court in North Carolina against former Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis' technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis' claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. In the fourth quarter 2001, new Monsanto established a reserve for the $50 million judgment entered on the verdict. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against

DEKALB Genetics. The district court had dismissed the former Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB's inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics appealed the jury verdict and damage award, and Aventis appealed the finding that former Monsanto was a bona fide licensee. On November 22, 2001 the United States Court of Appeals for the Federal Circuit upheld the prior judgments. On March 26, 2002, the Court of Appeals for the Federal Circuit reversed its decision regarding the bona fide licensee issue and declined rehearing on the petition of DEKALB Genetics regarding the monetary awards. Subsequent to those appellate rulings, DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics will file certiorari petitions with the United States Supreme Court to overturn the appellate rulings. Monsanto, its licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, Monsanto and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis' claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB will appeal any adverse final decision or judgement.

As described in Pharmacia's annual report on Form 10-K for the year ending December 31, 2001, on March 27, 2000, E.I. DuPont DeNemours and Company (DuPont) filed a suit against former Monsanto in the U.S. District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. On April 1, 2002, Monsanto entered into a Master Settlement Agreement with DuPont and its subsidiary, Pioneer Hi-Bred International Inc. (Pioneer). Pursuant to this agreement (the
"Dupont/Pioneer Settlement"), the parties resolved a number of important business and patent disputes, and also agreed to new business arrangements, including the granting of licenses.

As described in Pharmacia's annual report on Form 10-K for the year ending December 31, 2001, on March 30, 2000, DuPont filed a suit against former Monsanto and Asgrow in the U.S. District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by former Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate tolerant soybean business matters.

On April 1, 2002, Monsanto entered into a Master Settlement Agreement with DuPont and its subsidiary, Pioneer. Pursuant to this agreement (the "Dupont/Pioneer Settlement"), the parties resolved a number of important business and patent disputes, and also agreed to new business arrangements, including the granting of licenses.

On March 7, 2000, the U.S. Department of Justice filed suit on behalf of the EPA in U.S. District Court for the District of Wyoming against former Monsanto, Solutia (the former Monsanto's chemical business spun-off in 1997) and P4 Production, seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgement on the grounds of claim preclusion, including the doctrines of res judicata and release. In an opinion dated March 29, 2002, the court denied the companies' motion for summary judgment. On April 19, 2002, the companies filed a motion for certification of an appeal of the order denying the motion for summary judgment. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

On November 13, 2001, Chemical Products Technologies, Inc. (CPT) initiated a lawsuit in the United States District Court for the District of South Carolina, Florence Division, against Monsanto. In its Complaint, CPT seeks damages arising out of alleged violations of Section 1 of the Sherman Act (antitrust), the Lanham Act and the South Carolina Unfair Trade Practices Act. CPT claims that Monsanto has violated the Sherman Act in several respects in connection with glyphosate-related business matters, and has violated the Lanham Act by unfairly disparaging CPT's ClearOut herbicide product, thereby interfering with CPT's customer relationships. Monsanto denies CPT's allegations and filed an Answer and Affirmative Defenses on December 31, 2001. On February 8, 2002, the CPT matter was consolidated with the DuPont litigation pending in the South Carolina court. On March 1, 2002, Zetachem USA, Inc. ("Zetachem USA") applied for leave to be added as an additional plaintiff in the South Carolina action. Monsanto denies that it has any liability to CPT or Zetachem USA. In May 2002, in light of the settlement of the DuPont litigation pursuant to the DuPont/Pioneer Settlement, Monsanto requested a transfer of this litigation to the United States District Court for the Southern District of Missouri, where, as described in its annual report on Form 10-K for the year ended December 31, 2001, Monsanto has sued CPT, Inc., for patent infringement.

Since the 1984 termination of the class action litigation against various manufacturers, including former Monsanto, of the herbicide Agent Orange used in the Vietnam War, former Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, initially filed against former Monsanto and The Dow Chemical Company in Seoul, Korea in October 1999. Approximately 13,760 Korean veterans of the Vietnam war allege they were exposed to, and suffered from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. Monsanto is defending ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. The trial court has advised that a ruling in the main lawsuit will be announced in court on May 23, 2002 at 1:30 pm local time. After the ruling, the non-prevailing parties are expected to file a de novo appeal on behalf of the non-prevailing parties. On December 2, 1999, plaintiffs filed a class action lawsuit against former Monsanto and five other herbicide manufacturers in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 U.S. service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the U.S. District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. Two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation, and were dismissed by the District Court. In an opinion dated November 30, 2001, the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal of the claims and remanded the cases to the District Court for further proceedings. On December 14, 2001 defendants filed with the Court of Appeals a Petition for Rehearing and Rehearing En Banc. On May 8, 2002, the appeals court denied the request for rehearing.

Pharmacia will be required to submit a corrective measures study report to the EPA with regard to the company's discontinued industrial chemical facility in North Haven, Connecticut. While the company has existing reserves designated for remediation in the light of changing circumstances, it is reasonably possible that a material increase in accrued liabilities will be required. However, it is not possible to determine what, if any, additional exposure exists at this time. Please see the discussion in Item 1, Environmental Matters, above.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the company's Annual Meeting of Shareholders on April 30, 2002, three matters were submitted to a vote of shareholders. Pursuant to the company's By-Laws, abstentions and votes withheld by brokers in the absence of instructions from beneficial holders (broker nonvotes) have the same effect as votes cast against a management or shareholder proposal.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2005 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:


                                   Name Votes "For"           Votes "Withhold Authority"
                                  ----------------            --------------------------
Gwendolyn S. King                   1,054,959,671                      9,074,472
C. Steven McMillan                  1,055,784,475                      8,249,668
William U. Parfet                   1,047,553,501                     16,480,642
Jacobus F.M. Peters                 1,042,135,614                     21,898,529
Ulla Reinius                        1,047,636,552                     16,397,591

The following directors have continuing current terms expiring at the 2003 Annual Meeting: Frank C. Carlucci, Michael Kantor, Olof Lund and Bengt Samuelsson. The following directors have continuing current terms expiring at the 2004 Annual Meeting: M. Kathryn Eickhoff, Fred Hassan, Philip Leder, Berthold Lindqvist and William D. Ruckelshaus.

2. A proposal by a certain shareholder requiring the Board to get shareholders' approval prior to adopting a "poison pill" and also to require the Board to redeem any "poison pill" now in effect was submitted to a vote of shareholders. The Board recommended a vote against the proposal. A total of 674,162,140 votes were cast in favor of this proposal, a total of 250,527,489 votes were cast against it, 7,363,930 votes were counted as abstentions, and 131,980,584 votes were counted as broker non-votes. The proposal received an affirmative vote of a majority of the votes represented at the meeting in person or by proxy.

3. A proposal by a certain shareholder to change the current "classified" Board to an annually elected Board was submitted to a vote of shareholders. The Board recommended a vote against the proposal. A total of 668,807,187 votes were cast in favor of this proposal, a total of 262,533,613 votes were cast against it, 6,601,151 votes were counted as abstentions, and 126,092,192 votes were counted as broker non-votes. The proposal received an affirmative vote of a majority of the votes represented at the meeting in person or by proxy.

Item 5. Other Information Cautionary Statements Regarding Forward-Looking Information

Forward-Looking Statements

Certain statements contained in this Report, as well as in other documents incorporating by reference all or part of this Report, are "forward-looking statements" provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of the company's business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance, future research and development results, anticipated regulatory filings and approvals and other matters that are not historical facts. Such statements often include words such as: believes, expects, anticipates, intends, plans, estimates or similar expressions.

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

Pharmaceutical pricing: Price constraints and other restrictions on the marketing of products imposed by governmental agencies or by managed care groups, institutions and other purchasing agencies could result in lower prices for the company's products.

Product discovery and approval: The company's ability to discover and license new compounds, develop product candidates, obtain regulatory approvals and market new products is risky and uncertain.

Product recalls or withdrawals: Efficacy or safety concerns raised in the scientific literature, increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products, could lead to product recalls, withdrawals or declining sales.

Manufacturing facilities: Failure to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing.

Restrictions on marketing: Restrictions on promotion in patient populations as a result of FDA warning letters on promotional materials could effect sales of the company's products and could lead to holds on current and future New Drug Applications and supplements filed with the FDA.

Legal claims: The company's ability to secure and defend its intellectual property rights; the company's involvement in numerous lawsuits including product liability claims, antitrust litigation, environmental concerns, commercial disputes, any of which could affect the company's profits or ability to sell and market its products. In addition, in connection with the separation of the agricultural business from the pharmaceutical business on September 1, 2000, Monsanto assumed, and agreed to indemnify Pharmacia Corporation for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses, including any liabilities that Solutia had assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This includes among other things, litigation and environmental liabilities that were assumed by Solutia.

Employees: The company's ability to attract and retain management and other key employees.

External pressures: Social, legal, political and governmental developments, especially those relating to health care reform, pharmaceutical pricing and reimbursement, patient privacy, tax laws and agricultural biotechnology; seasonal and weather conditions affecting agricultural markets.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - See the Exhibit Index

(b) There were no reports on Form 8-K filed during the three-month period ending March 31, 2002.

                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PHARMACIA CORPORATION
                                               ---------------------------------
                                               (Registrant)


                                               /s/  R.G. THOMPSON
                                               ---------------------------------
                                               R.G. Thompson
                                               Senior Vice President
                                               and Corporate Controller


DATE: May 15, 2002

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                                                                 Description
--------                                                               -----------
2.       Omitted - Inapplicable

4.       Omitted - Inapplicable

10.      Long-Term Performance Share Unit Incentive Plan

11.      Omitted - Inapplicable; see Note G  of Notes to Financial Statements on page 11

15.      Omitted - Inapplicable

18.      Omitted - Inapplicable

19.      Omitted - Inapplicable

22.      Omitted - Inapplicable

23.      Omitted - Inapplicable

24.      Omitted - Inapplicable

99.      Omitted - Inapplicable