Form 10-Q
period 2002-06-30
PHARMACIA CORP /DE/
filed 2002-08-13
CIK 67686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 1-2516

PHARMACIA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	43-0420020 (I. R. S. Employer Identification No.)

Pharmacia Corporation, 100 Route 206 North, Peapack, NJ 07977
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number 908/901-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, $2 Par Value, outstanding as of August 6, 2002 was 1,290,198,878.

PHARMACIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$3,553	$3,413	$6,680	$6,623
Cost of products sold	779	746	1,476	1,496
Research and development	618	553	1,166	1,191
Selling, general and administrative	1,590	1,428	2,985	2,808
Amortization of goodwill	—	25	—	55
Merger and restructuring	11	175	31	299
Interest expense	40	72	95	140
Interest income	(18)	(39)	(37)	(83)
All other, net	(719)	(27)	(806)	(16)

Earnings from continuing operations before income taxes	1,252	480	1,770	733
Provision for income taxes	370	62	495	107

Earnings from continuing operations	882	418	1,275	626
Income from discontinued operations, net of tax	—	334	—	380
Gain (loss) on disposal of discontinued operations, net of tax	25	(3)	89	(8)

Earnings before extraordinary items and cumulative effect of accounting change	907	749	1,364	998
Extraordinary items, net of tax	—	(12)	649	(12)
Cumulative effect of accounting change, net of tax	—	—	(1,541)	1

Net earnings	$907	$737	$472	$987

Net earnings per common share:

Basic
Earnings from continuing operations	$.68	$.32	$.98	$.48
Net earnings	.70	.57	.36	.76

Diluted
Earnings from continuing operations	$.67	$.31	$.97	$.47
Net earnings	.69	.55	.36	.74

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,

	2002	2001

Net cash provided by continuing operations	$338	$470
Net cash provided by discontinued operations	53	46

Net cash provided by operations	391	516

Cash flows provided (required) by investment activities:
Purchases of property, plant and equipment	(410)	(348)
Other acquisitions and investments	(615)	(97)
Investment and property disposal proceeds	56	81
Proceeds from sale of equity investments	1,671	—
Discontinued operations, net	45	(186)

Net cash provided (required) by investment activities	747	(550)

Cash flows provided (required) by financing activities:
Repayment of long-term debt	(47)	(7)
Repayment of ESOP debt	(47)	(62)
Net increase in short-term borrowings	93	79
Issuance of stock	70	124
Treasury stock purchases	(620)	—
Dividend payments	(358)	(301)

Net cash (required) by financing activities	(909)	(167)

Effect of exchange rate changes on cash	140	(70)

Increase (decrease) in cash and cash equivalents	369	(271)

Cash and cash equivalents, beginning of year	1,276	2,035

Cash and cash equivalents, end of period	$1,645	$1,764

See accompanying notes.

PHARMACIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,645	$1,276
Short-term investments	621	119
Short-term notes receivable-Monsanto	194	254
Trade accounts receivable, less allowance of $142 (2001: $132)	2,753	2,434
Inventories	1,929	1,684
Receivables-Monsanto	19	87
Other current assets	1,948	1,812

Total Current Assets	9,109	7,666
Long-term investments	206	288
Properties, net	5,159	4,875
Goodwill, net	1,116	1,059
Other intangible assets, net	429	425
Other noncurrent assets	1,555	1,748
Net assets of discontinued operations	4,717	6,316

Total Assets	$22,291	$22,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$559	$484
Short-term notes payable-Monsanto	16	30
Trade accounts payable	847	1,048
Income taxes payable	1,130	685
Payables-Monsanto	13	44
Other accrued liabilities	2,561	2,712

Total Current Liabilities	5,126	5,003
Long-term debt and guarantee of ESOP debt	2,642	2,731
Other noncurrent liabilities	2,371	2,253

Total Liabilities	10,139	9,987

Shareholders’ Equity:
Preferred stock, one cent par value; at stated value; authorized 10 million shares; issued 6,305 shares (2001: 6,401 shares)	254	258
Common stock, two dollar par value; authorized 3 billion shares; issued 1.485 billion shares	2,970	2,970
Capital in excess of par value	3,585	3,499
Retained earnings	11,703	11,586
ESOP-related accounts	(242)	(294)
Treasury stock, at cost	(3,330)	(2,789)
Accumulated other comprehensive loss	(2,788)	(2,840)

Total Shareholders’ Equity	12,152	12,390

Total Liabilities and Shareholders’ Equity	$22,291	$22,377

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

As outlined in Note E, beginning in the fourth quarter of 2001, the company began treating its agricultural subsidiary, Monsanto, as a discontinued operation. Accordingly, the focus of these financial statements and related notes is on the company’s pharmaceutical businesses unless otherwise indicated. The results of operations and net assets of Monsanto are reflected on one line of the consolidated statements of earnings and the condensed consolidated balance sheets, respectively. Similar adjustments were made to the consolidated statements of cash flows.

As outlined in Note K, Pharmacia has entered into a merger agreement with Pfizer Inc. (Pfizer) expected to be effective in the fourth quarter of 2002, pending necessary approvals.

Trademarks owned by, or licensed to, Pharmacia Corporation are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis, unless otherwise indicated.

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, other than the condensed balance sheet at December 31, 2001, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by U. S. generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation’s annual report filed on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Prior year data have been reclassified for discontinued operations treatment of Monsanto and certain other reclassifications were made to conform the prior period’s data to the current presentation.

B - NEW ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING PRINCIPLE

Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized when future settlement was probable. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 146 on January 1, 2003.

Classification of the Extinguishment of Debt

On May 1, 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections”. Under the current rules, SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the company’s consolidated statements of earnings net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions”. The company is evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 145 on January 1, 2003.

Asset Impairments

On January 1, 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date, at which time an impairment will be recognized. There was no material impact on the company’s consolidated financial statements due to the adoption of these rules.

Asset Retirements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 143 on January 1, 2003 in accordance with these rules.

Business Combinations, Goodwill and Intangibles

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and set out specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, unamortized negative goodwill be written off immediately as a change in accounting principle instead of being deferred and amortized, and that certain intangible assets be reclassified into or out of goodwill. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. If the book value of goodwill or an indefinite-lived intangible is greater tha n its fair value, an impairment loss is recognized for the difference. In addition, SFAS No. 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

The company adopted the provisions of SFAS No. 141 on January 1, 2002 (requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001 became effective with the issuance of the standard). The provisions of SFAS No. 142 were adopted effective as of January 1, 2002 with no impairment losses recognized related to its continuing operations.

Monsanto also adopted SFAS No. 142 as of January 1, 2002, and an impairment analysis resulted in the recognition of a $1,822 net-of-tax loss related to the corn and wheat reporting units. As required by the accounting pronouncement, the loss was recorded as a cumulative effect of accounting change, net of tax effective as of January 1, 2002. Earnings results for Pharmacia have been restated for the first quarter of 2002 to reflect its $1,541 portion of the loss. The impairment charge had no effect on Pharmacia’s or Monsanto’s liquidity or cash flow.

The following tables reflect information pertaining to other intangible assets relating to the continuing operations of the company.

	June 30, 2002				December 31, 2001

		Amortized				Amortized

	Not Subject to Amortization	Gross	Accumulated Amortization	Net	Not Subject to Amortization	Gross	Accumulated Amortization	Net

Patents and trademarks	$58	$422	$(285)	$195	$58	$413	$(263)	$208
Rights and licenses	—	503	(279)	224	—	441	(256)	185
Other	—	38	(28)	10	—	74	(42)	32

Total	$58	$963	$(592)	$429	$58	$928	$(561)	$425

Intangible assets acquired during the six months ended June 30, 2002 totaled $10, and consisted of rights and licenses.

Intangible Assets Amortization Expense

Year ended December 31, 2001	$59
Three months ended June 30, 2002	$16
Six months ended June 30, 2002	$31

Annual amortization expense for the years ending 2002 through 2006 is estimated to be $67, $68, $61, $53 and $34, respectively.

Goodwill

The changes in the carrying amount of goodwill relating to continuing operations for the six months ended June 30, 2002, are as follows:

	Total	Prescription Pharmaceuticals	All Other

Balance December 31, 2001	$1,059	$954	$105
Net intangible reclassifications	(6)	(6)	—
Purchase acquisitions	14	—	14
Foreign exchange	49	51	(2)

Balance June 30, 2002	$1,116	$999	$117

Earnings Excluding Goodwill Amortization

	For the Three Months Ended June 30,

	2002		2001

	Earnings Before Items*	Net Earnings	Earnings Before Items*	Net Earnings

Earnings as reported	$907	$907	$749	$737
Adjust for goodwill, net of tax	—	—	24	24

Adjusted earnings	$907	$907	$773	$761

Basic earnings per share:
Earnings as reported	$0.70	$0.70	$0.58	$0.57
Adjust for goodwill	—	—	0.02	0.02

Adjusted earnings	$0.70	$0.70	$0.60	$0.59

Diluted earnings per share:
Earnings as reported	$0.69	$0.69	$0.56	$0.55
Adjust for goodwill	—	—	0.02	0.02

Adjusted earnings	$0.69	$0.69	$0.58	$0.57

	For the Six Months Ended June 30,

	2002		2001

	Earnings Before Items*	Net Earnings	Earnings Before Items*	Net Earnings

Earnings as reported	$1,364	$472	$998	$987
Adjust for goodwill, net of tax	—	—	52	52

Adjusted earnings	$1,364	$472	$1,050	$1,039

Basic earnings per share:
Earnings as reported	$1.05	$0.36	$0.77	$0.76
Adjust for goodwill	—	—	0.04	0.04

Adjusted earnings	$1.05	$0.36	$0.81	$0.80

Diluted earnings per share:
Earnings as reported	$1.04	$0.36	$0.75	$0.74
Adjust for goodwill	—	—	0.04	0.04

Adjusted earnings	$1.04	$0.36	$0.79	$0.78

*	Excludes extraordinary items and cumulative effect of accounting change as applicable.

Other

The Emerging Issues Task Force Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer” codified several individual issues regarding the recognition and classification of payments between a vendor and a customer. Of the codified issues, only two topics were applicable to the company: sales incentives and payments to resellers. The company adopted the guidance for sales incentives (coupons) prospectively, as allowed under the rules on January 1, 2001 and for payments to resellers on January 1, 2002. In both cases, the impact of adoption to the company was insignificant and, accordingly, prior period financial statements were not reclassified.

The following does not constitute a change in Pharmacia accounting policies. Rather, it is an expansion and clarification of existing policies and should be read in conjunction with Note 1—Significant Accounting Policies and Other—Research and Development as disclosed in the company’s annual report on Form 10-K for the year ended December 31, 2001. Upfront and milestone payments made to third parties that constitute the acquisition of in-process research and development (R&D) are expensed as incurred. Generally, the intangibles being acquired have not been approved by the U.S. Food and Drug Administration or comparable regulatory body and, as such, are not complete. Once the intangible has been approved, it is considered an asset resulting from R&D and is capitalized subject to impairment testing.

C - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2002 and 2001 was $1,007 and $608, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $524 and $663, respectively.

D - EXTRAORDINARY ITEMS

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1,000. The investment basis as of March 2002 was $227. The sale resulted in a gain of $649 (net of taxes of $124). The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 “Business Combinations” because the sale of this investment took place within the two-year period following the merger of Pharmacia & Upjohn and former Monsanto, which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

On June 28, 2001, the company retired certain debt obligations relating to one of the employee stock ownership plans. The principal amount of the debt was $65. Certain costs related to the transaction, including a premium to retire the debt and other direct costs, were $4 (net of taxes of $2) and have been classified as an extraordinary item on the company’s consolidated statements of earnings.

Through a private transaction entered into on June 29, 2001, the company retired debt related to adjustable conversion-rate equity securities in the principal amount of $700. Premium on the debt and other direct costs of $8 (net of taxes of $5) were accrued as an extraordinary item.

E - DISCONTINUED OPERATIONS

Monsanto

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto, in a tax-free spin-off transaction.

On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia common shareholders of record on July 29, 2002. In order to effect the distribution, the Pharmacia board of directors declared a special dividend on the company’s common stock comprised of 220 million shares of Monsanto common stock currently held which, at July 29, 2002, represented approximately 84% of Monsanto’s outstanding stock. Each Pharmacia shareholder will be entitled to receive .170593 shares of Monsanto common stock for each share of Pharmacia stock owned on the record date. The shares will be distributed at the close of business on August 13, 2002.

On August 9, 2002, Monsanto entered into third-party agreements to issue $600 of debt due August 15, 2012. The transaction is scheduled to close on August 14, 2002, and proceeds will be used to reduce Monsanto’s commercial paper borrowings. Pharmacia has not underwritten or guaranteed this debt, however, as of August 13, 2002 Monsanto has $150 of short-term debt outstanding with Pharmacia which may remain outstanding as such until November 15, 2002.

Pharmacia has guaranteed approximately $360 of bank debt and $60 of environmental guarantees to state governments on behalf of Monsanto and will continue to guarantee these obligations after the spin-off, but not later than December 2004. The company is currently working to have these guarantees assigned to Monsanto or replaced by letters of credit at which time Pharmacia would be released from further liability. Pharmacia will not extend further bank guarantees or loans to Monsanto or to third parties on behalf of Monsanto.

On August 13, 2002, the distribution date, Pharmacia must compare the recorded amount of Monsanto shares on its books to the value based on Monsanto’s closing stock price on the New York Stock Exchange that day. The difference between the recorded amount and the market value, if lower, would be considered an impairment loss to Pharmacia. This amount would be included in the company’s consolidated statements of earnings as a loss from discontinued operations during the third quarter of 2002. Based on the August 9, 2002 closing price of Monsanto common shares, an impairment loss would approximate $1,100.

The results of operations, financial position and cash flows of Monsanto have been reclassified in the consolidated financial statements as discontinued operations. Income from discontinued operations has been reduced for amounts allocable to the minority interest. The company estimates that net income will be realized from Monsanto operations during the disposal period, net of seasonal net operating losses during the third quarter of 2002 and transaction costs. Seasonal losses provided for at June 30, 2002 increased by approximately $100 due to a change in Monsanto’s forecasted operating results and the acceleration in the timing of the spin-off. During the second quarter and first half of 2002, the accumulated income of Monsanto exceeded anticipated seasonal net losses and transaction costs and therefore, amounts above this estimate have been recognized in discontinued operations as realized. The net gain realized for the second quarter and year-to-date period ended June 30, 2002 was $25 and $89, net of taxes of $12 and $41, respectively.

On September 1, 2000, the company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also rent research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. These services will continue beyond August 13, 2002. In addition, the two companies pay various payroll charges, taxes and travel costs that are associated with the business activities of the other. At June 30, 2002 and December 31, 2001 the company had receivable balances of $19 and $87 reported on the consolidated balance sheets, respectively. Similarly, payables of $13 and $44 were recorded at June 30, 2002 and December 31, 2001 respectively.

Since October 23, 2000, Pharmacia Treasury Services AB, a wholly-owned subsidiary of Pharmacia, has managed the loans and deposits of Monsanto. Interest rates and fees are comparable to the Commercial Paper (CP) rate and fees that Monsanto would have incurred with an independent CP dealer. Net interest income recorded by the company was $5 and $11 and $9 and $18 for the quarters and year-to-date periods ended June 30, 2002 and 2001, respectively.

As of June 30, 2002 and December 31, 2001, related-party notes receivable of $194 and $254 were separately stated on the company’s consolidated balance sheets, respectively. Additionally, the company had recorded balances of $16 and $30 in related-party short-term debt at June 30, 2002 and December 31, 2001, respectively. Pharmacia will not invest in or lend any additional funds to Monsanto or to third parties on behalf of Monsanto.

Net Assets of Monsanto:	June 30, 2002	December 31, 2001

Current assets	$5,239	$4,797
Noncurrent assets	4,605	6,676

Total assets	9,844	11,473

Current liabilities	2,563	2,367
Noncurrent liabilities	1,664	1,695

Total liabilities	4,227	4,062

Net assets of Monsanto before minority interest	5,617	7,411
Minority interest	900	1,095

Net assets of discontinued operations	$4,717	$6,316

The reduction in noncurrent assets and net assets of discontinued operations relates primarily to Monsanto’s goodwill impairment charge discussed in Note B above.

Other

The majority of the $3 and $8 loss from other discontinued operations recorded in the second quarter and year-to-date periods of 2001 consisted of legal and related costs in connection with the sale of the artificial sweetener ingredient business that occurred in 2000. There were no sales included in the company’s consolidated financial statements during the quarters or year-to-date periods ended June 30, 2002 and 2001 related to other discontinued businesses.

	For The Three Months Ended June 30,

	2002		2001

	Monsanto	Other	Monsanto	Other

Net sales	$1,553	$—	$2,011	$—

Income (loss) from discontinued operations, before tax	37	—	534	(4)
Income tax expense (benefit)	12	—	200	(1)

Net income (loss) from discontinued operations	$25	$—	$334	$(3)

	For The Six Months Ended June 30,

	2002		2001

	Monsanto	Other	Monsanto	Other

Net sales	$2,774	$—	$3,317	$—

Income (loss) from discontinued operations, before tax	130	—	608	(13)
Income tax expense (benefit)	41	—	228	(5)

Net income (loss) from discontinued operations	$89	$—	$380	$(8)

F - MERGER AND RESTRUCTURING CHARGES

The company recorded $11 of merger and restructuring charges during the second quarter of 2002 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. The $11 in the second quarter recorded on the merger and restructuring line of the consolidated statements of earnings is comprised of $4 in merger costs and $7 of restructuring costs. During the second quarter of 2001, the company recorded $175 in merger and restructuring charges. The $175 recorded on the merger and restructuring line of the consolidated statements of earnings is made up of $138 in merger costs and $37 in restructuring charges.

For the six months ended June 30, 2002, the company recorded a total of $31 in merger and restructuring costs. This total is comprised of $14 in merger costs and $17 of restructuring costs, all of which were recorded on the merger and restructuring line of the consolidated statements of earnings. For the six-months ended June 30, 2001, the company reported a total of $299 in merger and restructuring expense. This total is comprised of $194 in merger costs and $105 in restructuring charges.

Merger Costs

The $4 of merger costs for the second quarter and the $14 of merger costs year-to-date 2002 include costs necessary to integrate the former companies into a single organization, such as consultant and information technology integration costs. The $138 in second quarter merger costs and the $194 in year-to-date 2001 merger costs relate to costs incurred to integrate the former companies into a single organization such as consultant fees for system and process integration, information technology integration costs, contract termination fees, employee relocation costs and other costs necessary to complete the merger.

Restructuring Costs

The $7 of restructuring charges for the second quarter of 2002 relate entirely to prescription pharmaceuticals. The $37 of restructuring charges for the second quarter of 2001 are comprised of $28 associated with prescription pharmaceuticals and $9 in connection with corporate and administrative functions.

The year-to-date 2002 restructuring amount of $17 is comprised of $14 relating to prescription pharmaceuticals and $3 relating to other pharmaceuticals. The $105 of aggregate 2001 restructuring charges is comprised of $88 associated with prescription pharmaceuticals, $15 associated with corporate and administrative functions and $2 in connection with other pharmaceuticals.

The $7 of second quarter of 2002 charges is comprised of $5 relating to contract and lease termination fees and $2 relating to other exit costs within prescription pharmaceuticals. The $28 of second quarter of 2001 charges relating to prescription pharmaceuticals consists of $17 in connection with the involuntary separation of approximately 70 employees and $11 relating to asset impairments. The $14 of year-to-date 2002 expense relating to prescription pharmaceuticals consists of $5 relating to the involuntary separation of approximately 45 employees, $6 relating to contract terminations and $3 relating to other exit costs. For the six months ended June 30, 2001, the $88 of restructuring charges relating to prescription pharmaceuticals is comprised of $63 in connection with the separation of approximately 360 employees, $17 resulting from asset impairments and $8 associated with other exit costs.

The $9 associated with corporate and administrative functions for the second quarter of 2001 includes $4 relating to the involuntary separation of approximately 30 employees. The June 30, 2001 year-to-date total of $15 for corporate and administrative functions includes $10 relating to the separation of approximately 90 employees and $5 of asset impairments.

The $3 associated with other pharmaceutical operations for year-to-date June 30, 2002 is in connection with the involuntary separation of approximately 35 employees. Although there were no charges associated with the other pharmaceutical operations during the second quarter of 2001, the year-to date 2001 restructuring balance includes $2 associated with the separation of approximately 10 employees.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of June 30, 2002, the company has paid a total of $412 relating to the separation of approximately 2,740 employees associated with these restructuring plans.

	Workforce Reductions	Other Exit Costs	Total

December 31, 2001	$115	$10	$125
Year-to-date charges	8	9	17
Year-to-date spending	(72)	(4)	(76)

June 30, 2002	$51	$15	$66

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,

	2002 Basic	2002 Diluted	2001 Basic	2001 Diluted

EPS numerator:
Earnings from continuing operations	$882	$882	$418	$418
Less: Preferred stock dividends, net of tax	(3)	—	(3)	—
Less: ESOP contribution, net of tax	—	(2)	—	(2)

Earnings from continuing operations available to common shareholders	$879	$880	$415	$416

EPS denominator:
Average common shares outstanding	1,292	1,292	1,300	1,300
Effect of dilutive securities:
Stock options and stock warrants	—	8	—	13
Convertible instruments and incentive compensation	—	12	—	13

Total shares (in millions)	1,292	1,312	1,300	1,326

Earnings (loss) per share:
Continuing operations	$.68	$.67	$.32	$.31
Discontinued operations	.02	.02	.26	.25
Extraordinary items	—	—	(.01)	(.01)

Net earnings	$.70	$.69	$.57	$.55

	For the Six Months Ended June 30,

	2002 Basic	2002 Diluted	2001 Basic	2001 Diluted

EPS numerator:
Earnings from continuing operations	$1,275	$1,275	$626	$626
Less: Preferred stock dividends, net of tax	(6)	—	(6)	—
Less: ESOP contribution, net of tax	—	(4)	—	(4)

Earnings from continuing operations available to common shareholders	$1,269	$1,271	$620	$622

EPS denominator:
Average common shares outstanding	1,294	1,294	1,299	1,299
Effect of dilutive securities:
Stock options and stock warrants	—	8	—	16
Convertible instruments and incentive compensation	—	12	—	12

Total shares (in millions)	1,294	1,314	1,299	1,327

Earnings (loss) per share:
Continuing operations	$.98	$.97	$.48	$.47
Discontinued operations	.07	.07	.29	.28
Extraordinary items	.50	.49	(.01)	(.01)
Cumulative effect of accounting change	(1.19)	(1.17)	—	—

Net earnings	$.36	$.36	$.76	$.74

H - INVENTORIES

	June 30, 2002	December 31, 2001

Estimated replacement cost (FIFO basis):
Finished products	$242	$202
Raw materials, supplies and work-in-process	1,925	1,662

Inventories (FIFO basis)	2,167	1,864

Less reduction to LIFO cost	(238)	(180)

Total	$1,929	$1,684

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,173 at June 30, 2002, and $1,060 at December 31, 2001.

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

Environmental Matters

With regard to the company’s discontinued industrial chemical facility in North Haven, Connecticut, the company will be required to submit a corrective measures study report to the U.S. Environmental Protection Agency. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, additional exposure exists at this time.

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

The company and Pfizer are defendants in a lawsuit brought by the University of Rochester in Federal Court in New York alleging infringement of the University’s U.S. patent by the sale and use of CELEBREX. The University’s patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The case, which seeks injunctive relief and monetary damages, is expected to be tried during the first half of 2003.

The company is a defendant in a lawsuit brought by CP Kelco in Federal Court in Delaware seeking compensatory and punitive damages for alleged breach of contract, fraud and securities law violations arising out of the purchase of the company’s Kelco biogums business in 2000 by Lehman Brothers Merchant Bank Partners II, L.P. (Lehman), which combined the company’s Kelco biogums business with a business purchased from Hercules, Inc. to form CP Kelco. The company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff’s contractual obligation to provide severance benefits to certain employees of the company who were transferred to CP Kelco. The company has also asserted indemnification claims against Lehman and Hercules in a third-party complaint. Discovery has been completed in the lawsuit. A trial date has not been set.

The company, Searle and Pfizer are defendants in a purported class action complaint filed in Federal Court in New Jersey seeking damages based on the claim that the defendants misrepresented and over-promoted CELEBREX in violation of state law and misled and defrauded the U.S. Food and Drug Administration during the CELEBREX approval process. The complaint seeks economic damages and claims no specific medical injury. The company, Searle and Pfizer were also sued in State Court in New Jersey by a purported class alleging the same set of facts and seeking the same relief as the federal case.

The company, Pfizer and Merck & Co., Inc. are defendants in a purported class action complaint filed in Federal Court in New York alleging medical concerns related to Vioxx and CELEBREX and seeking reimbursement of the purchase price, for the Vioxx and CELEBREX used by the plaintiffs, medical expenses and attorneys’ fees. The complaint also seeks revised labeling for the products, emergency notice to the class and a medical monitoring program funded by defendants.

Pursuant to the amended Separation Agreement between Monsanto and Pharmacia, Monsanto assumed and agreed to indemnify Pharmacia for liabilities primarily related to the agriculture business. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation, including indemnifying Pharmacia for costs, expenses and any judgments or settlements. In addition, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to old Monsanto’s former chemical businesses, including any liabilities that Solutia Inc. (Solutia) has assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent Solutia fails to pay, perform or discharge these liabilities. This includes litigation and environmental liabilities assumed by Solutia, which are not discussed herein. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond.

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

J - AGREEMENTS WITH SANOFI~SYNTHELABO

Pursuant to existing agreements, the company had rights from Sanofi~Synthelabo (Sanofi) to manufacture, sell and market two products in North America: Ambien and Kerlone. On April 16, 2002, Sanofi exercised its right to acquire all rights to the products in North America in accordance with the agreements. In connection with such acquisition, the company received a payment of $671 ($661 net pretax gain) for its interest that was recorded in the second fiscal quarter of 2002 and has been recorded in all other, net on the consolidated statements of earnings. See Pharmacia Corporation Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

K - SUBSEQUENT EVENT

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. In accordance with the agreement, each Pharmacia shareholder of record on the closing date will receive 1.4 shares of Pfizer stock for each share of Pharmacia stock owned. It is estimated that the shares of Pfizer common stock to be issued to Pharmacia shareholders in the merger will represent approximately 23 percent of the outstanding Pfizer common stock after the merger on a fully diluted basis, which is expected to occur in the fourth quarter of 2002. The closing is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. Until the closing date, Pharmacia will continue to operate independently of Pfizer.

L - SEGMENT INFORMATION

The company’s core business is the development, manufacture and sale of pharmaceutical products. Prescription pharmaceuticals is the company’s only reportable segment and includes primary care, hospital care, cancer care, ophthalmology and endocrine care products.

The company also operates several business units that do not constitute reportable business segments. These operating units include consumer health care, animal health, diagnostics, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these operating units, they have been grouped into the other pharmaceuticals category.

Corporate amounts represent general and administrative expenses of corporate support functions, restructuring charges and other corporate items such as litigation accruals, merger costs and non-operating income and expense. Certain goodwill (prior year) and intangible assets and associated amortization are not allocated to categories.

The following table shows revenues and earnings by category and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-category revenues. Long-lived assets are not allocated to categories and, accordingly, depreciation is not available at that level.

	For The Three Months Ended June 30,

	Sales		Earnings

	2002	2001	2002	2001

Prescription pharmaceuticals	$3,076	$2,943	$700	$682
Other pharmaceuticals	477	470	121	93
Corporate	—	—	453	(262)

Total Pharmacia - Sales	$3,553	$3,413
- EBIT *			1,274	513

Interest expense, net			(22)	(33)
Income tax provision			(370)	(62)

Net earnings from continuing operations			$882	$418

	For The Six Months Ended June 30,

	Sales		Earnings

	2002	2001	2002	2001

Prescription pharmaceuticals	$5,729	$5,672	$1,258	$1,081
Other pharmaceuticals	951	951	239	195
Corporate	—	—	331	(486)

Total Pharmacia - Sales	$6,680	$6,623
- EBIT*			1,828	790

Interest expense, net			(58)	(57)
Income tax provision			(495)	(107)

Net earnings from continuing operations			$1,275	$626

______________

*	Earnings before interest and taxes (EBIT) is presented here to provide additional information about the company’s operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The term “the company” is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term “former Monsanto” is used to refer to pre-merger operations of the former Monsanto Company and “Monsanto” refers to the agricultural subsidiary.

Product names indicated in all upper case letters are trademarks owned by, or licensed to, Pharmacia Corporation. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis, unless otherwise indicated.

On July 13, 2002, Pharmacia entered into a definitive merger agreement with Pfizer Inc. (Pfizer). The closing of the transaction is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. The transaction is expected to close during the fourth quarter of 2002 and until that time Pharmacia will continue to operate independently of Pfizer.

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto, the company’s agricultural subsidiary, in a tax-free spin-off transaction. On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock on August 13, 2002 to Pharmacia common shareholders of record on July 29, 2002.

FINANCIAL REVIEW

Overview

The table below provides a comparative overview of consolidated results for the second quarter and first six-month periods of 2002 and 2001.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

(Dollars in millions, except per share data)	2002	% Change	2001	2002	% Change	2001

Sales	$3,553	4%	$3,413	$6,680	1%	$6,623
Earnings from continuing operations before income taxes	1,252	162	480	1,770	141	733
Earnings from continuing operations	882	112	418	1,275	104	626
Net earnings	907	23	737	472	(52)	987
Net earnings per common share (EPS):
Basic	$.70	23%	$.57	$.36	(53)%	$.76
Diluted	.69	25.55		.36	(51)	.74

The company has six key growth products: CELEBREX, BEXTRA, XALATAN, DETROL LA/DETROL, CAMPTOSAR and ZYVOX. Sales for these key prescription products increased 23 percent in the second quarter of 2002 as compared with the second quarter of 2001. On a year-to-date basis, sales of these key growth drivers increased 15 percent compared to the same period of 2001. The increase in sales is partially due to the launch of BEXTRA during April of 2002.

On December 31, 2001, the company relinquished control over Ambien to Sanofi~Synthelabo, Inc. (Sanofi) and ceased recording sales and expenses of Ambien. In the second quarter and year-to-date 2001 results, Ambien was included in sales and the company reported related payments to Sanofi as an expense. During the year-to-date period ended June 30, 2002, the company recorded its final share of profits of $73 million and a gain on the transfer of its interests of $661 million ($424 million net of tax or $0.32 per share) in all other, net. Excluding Ambien from prior year data, sales of continuing products rose 8 percent over the second quarter of 2001 and 6 percent over year-to-date 2001. Excluding Ambien and the impact of foreign exchange, sales rose 7 percent for both the quarter and year-to-date periods.

Earnings from continuing operations increased 112 percent to $882 million or $0.68 per share during the second quarter of 2002. On a year-to-date basis, earnings from continuing operations increased 104 percent to $1.3 billion or $0.98 per share. Quarter-to-quarter and year-to-year comparisons are impacted by special charges in research and development (R&D), selling, general and administrative (SG&A), merger and restructuring and all other, net.

Second quarter and year-to-date 2002 include a $30 million ($19 million net of tax or $0.02 per share) payment to Altana AG, which was recorded in R&D, related to the co-promotion and co-development agreement for the compound roflumilast. Year-to-date 2001 includes a $67 million ($42 million net of tax or $0.03 per share) charge associated with the Sensus purchase acquisition and a $50 million ($31 million net of tax or $0.02 per share) upfront R&D payment relating to the agreement with Celltech Group plc. for the compound CDP 870.

Second quarter and year-to-date 2002 include a $75 million ($46 million net of tax or $0.04 per share) charge to SG&A relating to a charitable contribution to the Pharmacia Foundation.

Merger and restructuring charges totaled $11 million ($7 million net of tax with no per share impact) and $175 million ($66 million net of tax or $0.05 per share) during the second quarter of 2002 and 2001, respectively. Year-to-date merger and restructuring charges for 2002 and 2001 total $31 million ($20 million net of tax or $0.01 per share) and $299 million ($151 million net of tax or $0.12 per share), respectively.

All other, net for the second quarter and year-to-date 2002 periods include the aforementioned $661 million gain for the return of product rights to Sanofi and a $28 million gain ($17 million net of tax or $0.02 per share) relating to the sale of clinical data to Boehringer Ingelheim.

Net earnings increased 23 percent to $907 million for the second quarter of 2002. The increase in second quarter net earnings is primarily due to the items mentioned above. On a year-to-date basis, net earnings decreased 52 percent to $472 million. The decrease in net earnings on a year-to-year basis is due to a cumulative effect of an accounting change of $1.5 billion, which relates to the write-down of Monsanto goodwill in accordance with the adoption of SFAS No. 142 on January 1, 2002. Also affecting the year-to-year comparability is the $649 million net of tax ($0.49 per share) gain on the sale of Amersham Biosciences Corporation (Amersham) recorded in March 2002.

Net Sales

Sales by Segment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

(Dollars in millions)	2002	% Change	2001	2002	% Change	2001

Prescription pharmaceuticals	$3,076	5%	$2,943	$5,729	1%	$5,672
Other pharmaceuticals	477	2	470	951	—	951

Total consolidated sales	$3,553	4%	$3,413	$6,680	1%	$6,623

The increase in consolidated sales for both the quarter and first half of 2002 is the result of volume increases of 3 percent and 1 percent, respectively, and price increases of 1 percent for both periods. Volume and price increases were driven primarily by sales of CELEBREX. Volume was also impacted by the launch of BEXTRA, which occurred during the second quarter of 2002. For the first half of the year, price and volume increases were partially offset by a 1 percent negative impact of currency exchange. This is largely due to weakening Latin American currencies versus the U.S. dollar.

Geographic Sales

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

(Dollars in millions)	2002	% Change	%Chg. Excl. Ex.*	2001	2002	% Change	%Chg. Excl. Ex.*	2001

United States	$1,981	5%	5%	$1,891	$3,648	2%	2%	$3,562
Japan	207	(9)	(5)	227	391	(7)	—	421
Italy	159	5	—	151	310	6	6	293
Germany	129	9	4	118	255	4	5	244
France	123	(7)	(11)	132	242	(12)	(11)	273
United Kingdom	118	14	11	103	239	8	7	222
Rest of world	836	6	7	791	1,595	(1)	2	1,608

Net sales	$3,553	4%	4%	$3,413	$6,680	1%	2%	$6,623

*	Underlying growth reflects the percentage change excluding currency exchange effects.

Sales of Top Products

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

(Dollars in millions)	2002	% Change	2001	2002	% Change	2001

CELEBREX	$807	14%	$710	$1,414	4%	$1,359
BEXTRA	89	—	—	147	—	—
XALATAN	209	22	171	429	16	371
DETROL LA/DETROL	191	21	158	365	24	293
CAMPTOSAR	193	7	180	284	(11)	317
GENOTROPIN	133	1	131	250	1	248
DEPO-PROVERA	94	19	79	174	20	144
XANAX	87	(5)	91	173	3	167
NICORETTE Line	92	47	63	172	34	129
PHARMORUBICIN/ELLENCE	98	44	68	169	32	128
MEDROL	78	(11)	87	144	(9)	159
CLEOCIN	63	(15)	74	137	(8)	149
FRAGMIN	67	16	58	128	16	111
ARTHROTEC	50	(35)	77	114	(7)	122
CABASER/DOSTINEX	61	43	43	113	41	80
ZYVOX	48	55	30	105	97	53
MIRAPEX	46	13	41	97	22	80
ALDACTONE/Spiro Line	49	(5)	50	92	(1)	92
COVERA/CALAN	38	(36)	59	90	7	84
PLETAL	22	16	20	66	47	46

Total	$2,515	15%	$2,190	$4,663	13%	$4,132

Costs and Expenses

	For The Three Months Ended June 30,				For The Six Months Ended June 30,

(Dollars in millions)	2002	% of Sales	2001	% of Sales	2002	% of Sales	2001	% of Sales

Cost of products sold	$779	21.9%	$746	21.8%	$1,476	22.1%	$1,496	22.6%
Research and development	618	17.4	553	16.2	1,166	17.4	1,191	18.0
Selling, general and administrative	1,590	44.7	1,428	41.9	2,985	44.7	2,808	42.4
Merger and restructuring	11	0.3	175	5.1	31	0.5	299	4.5

Cost of products sold for the quarter and year-to-date periods ended June 30, 2002 and 2001 was $779 million and $746 million and $1.5 billion and $1.5 billion, respectively. Cost of products sold as a percentage to net sales was mainly unchanged for the current year quarter, but improved slightly for the year-to-date period. Favorable shifts in the product mix and lower royalty costs were the main contributors to the year-to-date improvement. An unfavorable foreign exchange impact relating to the Argentinean peso and Japanese yen partially offset the product mix improvements.

R&D spending increased by $65 million to $618 million in the second quarter of 2002 compared to $553 million in the second quarter of 2001. Increases in external development costs was the main contributor to the quarter-to-quarter change. Year-to-date expenditures for 2002 and 2001 were $1.2 billion and $1.2 billion, respectively. The ratio of expense as a percent to sales was lowered fractionally to 17 percent. Increased development costs offset by fewer one-time payments for R&D agreements resulted in largely unchanged spending for the period.

SG&A expense of $1.6 billion in the second quarter of 2002 increased $162 million or 11 percent compared to the second quarter of 2001. For the year-to-date periods ended June 30, 2002 and 2001, SG&A expenses were $3.0 billion and $2.8 billion, respectively. The increases in both periods are largely attributable to co-marketing payments as well as promotional and sales force spending for key products including CELEBREX and BEXTRA. Additionally, the company committed to a contribution of $75 million to the Pharmacia Foundation, a charitable organization, during the second quarter of 2002.

Prescription Pharmaceuticals

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

(Dollars in millions)	2002	% Change	2001	2002	% Change	2001

Net sales	$3,076	5%	$2,943	$5,729	1%	$5,672
Cost of products sold	551	3	535	1,069	(1)	1,082
Research and development	584	15	509	1,104	—	1,104
Selling, general and administrative	1,293	9	1,190	2,427	4	2,333
EBIT, before merger and restructuring *	700	3	682	1,258	16	1,081

______________

*	Earnings before interest and taxes (EBIT) and before merger and restructuring is presented here to provide additional information about the company’s operations and is in keeping with the manner in which the company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

Prescription pharmaceutical net sales constituted 87 percent and 86 percent of total consolidated sales for the second quarter and year-to-date June 30, 2002, respectively. Sales increased 5 percent for the second quarter and 1 percent year-to-date as compared with prior year periods. Excluding the impact from the transfer of Ambien, sales increased 9 percent in the second quarter of 2002 and 7 percent year-to-date. CELEBREX, BEXTRA, XALATAN, DETROL LA/DETROL, CAMPTOSAR and ZYVOX drove sales growth in the prescription pharmaceutical business. Sales of these products for the quarter totaled $1.5 billion, a 23 percent increase from the prior year period, and represented

50 percent of the quarter’s prescription pharmaceutical sales compared to 43 percent for the same period in 2001. Year-to-date sales of these products totaled $2.7 billion, a 15 percent increase from the prior year period, and represented 48 percent of the first six months of prescription pharmaceutical sales compared to 42 percent for the same period in 2001.

CELEBREX, the company’s leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $807 million in the second quarter, a 14 percent increase over the prior year period. CELEBREX growth for the quarter includes a particularly high rate of growth in the U.S. of 18 percent. This reflects low sales levels experienced in the second quarter of 2001 due to a reduction of trade inventory levels during that period. CELEBREX is a member of a class of drugs known as selective COX-2 inhibitors. First half 2002 sales of CELEBREX increased 4 percent to $1.4 billion. Unfavorable comparisons in France and Australia had a negative impact on sales results in the first half of 2002.

BEXTRA, the company’s new selective COX-2 inhibitor, was approved by the U.S. Food and Drug Administration (FDA) in November 2001 for the treatment of osteoarthritis, rheumatoid arthritis and dysmenorrhea (menstrual pain). The full launch of BEXTRA in the U.S. occurred on April 9, 2002. BEXTRA achieved sales of $89 million in the second quarter and $147 million in the first half of 2002 based on rapid acceptance by physicians. Combined with the CELEBREX sales results, Pharmacia’s overall COX-2 franchise grew 26 percent in the second quarter and 15 percent year-to-date June 30, 2002.

XALATAN, the number-one prescribed glaucoma medication in the U.S., Europe and Japan, increased 22 percent to $209 million in the second quarter and 16 percent to $429 million in the first half of 2002. European sales contributed significantly to the growth of the franchise in the second quarter with sales up 28 percent to $76 million. European growth is benefiting from the introduction of XALACOM, a fixed combination of XALATAN and timolol, and the recent European approval for XALATAN to be used as first-line therapy for patients with glaucoma.

Sales of DETROL LA/DETROL, the world’s leading treatment for overactive bladder, increased 21 percent in the second quarter and 24 percent in the first half of 2002, reflecting strong demand for the once-daily DETROL LA. DETROL LA has been launched in 12 countries, including the U.S. and Europe, since January 2001. Outside the U.S. the once-daily formulation is sold under various trade names including DETRUSITOL SR.

CAMPTOSAR, the leading treatment for metastatic colorectal cancer in the U.S., recorded second-quarter sales of $193 million, a 7 percent increase. CAMPTOSAR sales decreased 11 percent in the first half of 2002, reflecting increases in trade inventory in the fourth quarter of 2001 and subsequent reductions in the first quarter of 2002.

GENOTROPIN, the world’s leading growth hormone, recorded sales of $133 million during the second quarter, a 1 percent increase over the prior year. Sales in the U.S. increased 41 percent to $37 million in the second quarter, as the company continues to increase market share. In the first half of 2002, worldwide sales increased 1 percent to $250 million and U.S. sales increased 32 percent to $67 million. Sales outside the U.S. were negatively impacted by foreign exchange rates and a government mandated reduction in the reimbursement price in Japan, which took effect in April 2002.

Sales of ZYVOX, the company’s novel antibiotic for Gram-positive infections, increased more than 50 percent to $48 million in the second quarter and nearly doubled to $105 million in the first half of 2002, reflecting increased demand and trade purchasing in advance of a price increase. Growth rates are expected to moderate in the second half of the year. ZYVOX is the first antibiotic from a completely new class of antibiotics in over 30 years.

DEPO-PROVERA, the company’s long-lasting agent for contraception, increased 19 percent in the second quarter driven by the U.S. where sales increased 24 percent. Trade purchasing in advance of a price increase positively impacted U.S. sales of DEPO-PROVERA in the second quarter. Sales in the first half of 2002 increased 20 percent to $174 million.

PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, increased 44 percent and 32 percent in the second quarter and year-to-date June 30, 2002, respectively. Sales of ELLENCE, the trade name for PHARMORUBICIN in the U.S., more than doubled in the quarter and first half of 2002, driving the overall increase in sales of the PHARMORUBICIN brand. A regimen containing ELLENCE is being rapidly adopted by physicians for the treatment of early breast cancer following surgery or radiation therapy.

The company’s Parkinson’s disease drugs, MIRAPEX and CABASER/DOSTINEX continued to grow at a rapid pace. MIRAPEX increased 13 percent in the second quarter and 22 percent in the first half of 2002. Meanwhile, sales of CABASER/DOSTINEX for Parkinson’s disease and hyperprolactinemia grew 43 percent and 41 percent in the second quarter and first half of 2002, respectively.

Among the company’s older products, sales of XANAX, for anxiety, the antibiotic CLEOCIN and the anti-inflammatory steroid MEDROL, decreased in the second quarter due to continued non-branded competition. ARTHROTEC, for arthritis, sales were negatively impacted by the growth in the coxib market. On a year-to-date June 30, 2002 basis, XANAX increased slightly, while the other products decreased modestly.

Sales of FRAGMIN, for the prevention of blood clots after surgery, increased 16 percent in the second quarter and first half of 2002. U.S. sales of FRAGMIN grew 49 percent in the second quarter and 46 percent in the first half of 2002, in part due to trade purchasing during the second quarter in advance of a price increase.

Key prescription pharmaceutical segment operating expenses, stated as a percentage of net prescription pharmaceutical sales, are provided in the table below.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2002	2001	2002	2001

Cost of products sold	17.9%	18.2%	18.7%	19.1%
Research and development	19.0	17.3	19.3	19.5
Selling, general and administrative	42.0	40.4	42.4	41.1
EBIT, before merger and restructuring *	22.7	23.2	22.0	19.1

______________

*	Earnings before interest and taxes (EBIT) and before merger and restructuring is presented here to provide additional information about the company’s operations and is in keeping with the manner in which the company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

Cost of products sold for the quarter and year-to-date periods ended June 30, 2002 and 2001 was $551 million and $535 million and $1.1 billion and $1.1 billion, respectively. Favorable shifts in the product mix and lower royalty costs resulted in cost of products sold as a percentage of sales improving slightly versus the prior periods.

R&D expense increased $75 million or 15 percent for the quarter ended June 30, 2002 versus the same period in the prior year. As a percent to sales, R&D expense increased 2 percentage points to 19 percent. Increases in development costs for CDP 870 and CELEBREX (Japan) were partially offset by reduced Phase IV spending for CELEBREX, DETROL and ELLENCE. Also affecting the quarter-to-quarter comparison was a $30 million current year upfront payment to Altana AG in connection with the acquisition of rights for the development of roflumilast. Roflumilast is a new compound being developed for the treatment of respiratory diseases. Similar payments were not present in the prior year quarter. Included in the second quarter of 2001 were amounts relating to the former plasma business of $13 million. The plasma business was spun-off in the third quarter of 2001 under the name Biovitrum AB (Biovitrum). Spending for the year-to-date periods ending June 30, 2002 and 2001 were unchanged at $1.1 billion. For the period ended June 30, 2002, increases were realized versus the prior period for development costs mainly related to CDP 870 and CELEBREX (Japan). Additionally, administrative and Phase IV costs rose for the year-to-date period. Phase IV costs were mainly related to ongoing studies for AROMASIN and BEXTRA. Expenses in the 2001 year-to-date period included $25 million related to Biovitrum and first quarter costs of $67 million relating to the acquisition of Sensus Drug Development Corporation. Also, during the first quarter of 2001, the company entered into an agreement with Celltech plc for the development and promotion of CDP 870. In connection with the agreement, the company recorded an R&D expense of $50 million.

SG&A expense increased $103 million or 9 percent during the second quarter ended June 30, 2002 versus the same prior year quarter. SG&A expense stated as a percentage of sales increased over the prior year quarter by 2 percentage points to 42 percent. The primary reason for the increase in SG&A for the period was due to co-marketing agreement payments for the North American market partially offset by reduced payments in Europe. Additionally, increased promotional and sales force expenditures for CELEBREX, BEXTRA and DETROL were realized during the quarter. BEXTRA, valdecoxib tablets, was launched in April of 2002. On a year-to-date basis, SG&A increased $94 million to $2.4 billion. This represents an increase of 4 percent over the prior year period. Similar to the quarterly change, co-marketing payments relating to CELEBREX and BEXTRA were the main contributors to the increase. Also, promotional expenditures for these products and other products rose versus the prior year period.

Other Pharmaceuticals

	For the Three Months Ended June 30,			For the Six Months Ended June 30 ,

		%			%
(Dollars in millions)	2002	Change	2001	2002	Change	2001

Sales	$477	2%	$470	$951	—%	$951
Cost of products sold	181	(13)	209	371	(10)	410
Research and development	34	(24)	43	62	(29)	86
Selling, general and administrative	148	8	137	290	3	282

Sales in the company’s other pharmaceuticals businesses are comprised of consumer health care (over the counter products), animal health, contract manufacturing, bulk pharmaceutical chemicals and diagnostics. Sales for the second quarter increased by 2 percent while sales year-to-date remained constant with the prior year period.

Sales in the consumer health care business increased for both the second quarter and year-to-date periods by 17 percent and 9 percent, respectively. The business’ leading products are for the treatment of tobacco dependency and hereditary hair loss. Sales growth for the quarter and year-to-date periods was driven primarily from the September 2001 launch of NICORETTE in Japan, market share growth of NICORETTE in Canada, increased demand of tobacco dependence products in the U.S. and the acquisition of LUDEN’S during September of 2001. These events more than offset the decrease in U.S. sales of ROGAINE, which has been impacted by non-branded competitors.

Sales in the animal health business increased for both the second quarter and year-to-date by 10 percent and 7 percent, respectively. Sales growth was driven by the antibiotic NAXCEL/EXCENEL, which is used to treat a variety of infections in animals. Second quarter and year-to-date sales of NAXCEL/EXCENEL increased by 17 percent to $39 million and 21 percent to $78 million, respectively.

Partially offsetting the increase in both the consumer health care business and animal health care business was the partial divestiture of the plasma business during the second half of 2001, and a planned cutback in the contract manufacturing business.

Corporate and Other

In addition to normal corporate administration costs, items that are not assigned to a specific business or are of a non-recurring nature are designated as corporate. Corporate items resulted in a net income amount of $453 million for the second quarter of 2002, as compared with a net expense amount of $262 million for the second quarter 2001. The second quarter amount was mainly comprised of a $661 million gain for the transfer of Ambien to Sanofi, $28 million of gain relating to the sale of clinical study data to Boehringer Ingelheim, a $75 million charitable contribution to the Pharmacia Foundation and $11 million of merger and restructuring charges. In addition, the company periodically makes certain equity investments in companies with which it has a collaborative agreement. During the second quarter of 2002, certain of these investments were impaired on an other-than-temporary basis. The company reduced the capitalized value of these investments and recognized a loss of $24 m illion to bring them to current market value. The expense during the same period of 2001 includes $138 million of merger costs and $37 million of restructuring charges.

Year-to-date 2002 net corporate income of $331 million is primarily attributable to the one-time gain relating to Ambien, as discussed above, and the decrease in merger and restructuring charges from 2001. Year-to-date 2001 net expense of $486 million is mainly attributable to $194 million of merger expense and $105 million of restructuring expense.

Net interest expense decreased $11 million to $22 million compared to $33 million in the second quarter of the prior year. The quarter-to-quarter change is mainly attributable to lower principal balances of long-term debt and increases in cash balances. On a year-to-date basis, net interest expense for 2002 remained relatively unchanged at $58 million as compared with 2001 net interest expense of $57 million.

The estimated annual effective tax rate for 2002 is 24.5 percent excluding merger and restructuring and certain other items of income and expense that are non-recurring in nature. This compares with a tax rate of 25 percent for the full year 2001.

Merger and Restructuring Charges

The company recorded $11 million of merger and restructuring charges during the second quarter of 2002 in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. The $11 million in the second quarter recorded on the merger and restructuring line of the consolidated statements of earnings is comprised of $4 million in merger costs and $7 million of restructuring costs. During the second quarter of 2001, the company recorded $175 million in merger and restructuring charges. The $175 million recorded on the merger and restructuring line of the consolidated statements of earnings is made up of $138 million in merger costs and $37 million in restructuring charges.

For the six months ended June 30, 2002, the company recorded a total of $31 million in merger and restructuring costs. This total is comprised of $14 million in merger costs and $17 million of restructuring costs, all of which were recorded on the merger and restructuring line of the consolidated statements of earnings. For the six-months ended June 30, 2001, the company reported a total of $299 million in merger and restructuring expense. This total is comprised of $194 million in merger costs and $105 million in restructuring charges, all of which were recorded on the merger and restructuring line of the consolidated statements of earnings.

Merger Costs

The $4 million of merger costs for the second quarter and the $14 million of merger costs year-to-date 2002 include costs necessary to integrate the former companies into a single organization, such as consultant and information technology integration costs. The $138 million in second quarter merger costs and the $194 million in year-to-date 2001 merger costs relate to costs incurred to integrate the former companies into a single organization such as consultant fees for system and process integration, information technology integration costs, contract termination fees, employee relocation costs and other costs necessary to complete the merger.

Restructuring Costs

The $7 million of restructuring charges for the second quarter of 2002 relate entirely to prescription pharmaceuticals. The $37 million of restructuring charges for the second quarter of 2001 is comprised of $28 million associated with prescription pharmaceuticals and $9 million in connection with corporate and administrative functions.

The year-to-date 2002 restructuring amount of $17 million is comprised of $14 million relating to prescription pharmaceuticals and $3 million relating to other pharmaceuticals. The $105 million of aggregate 2001 restructuring charges is comprised of $88 million associated with prescription pharmaceuticals, $15 million associated with corporate and administrative functions and $2 million in connection with other pharmaceuticals.

The $7 million of second quarter of 2002 charges is comprised of $5 million relating to contract and lease termination fees and $2 million relating to other exit costs within prescription pharmaceuticals. The $28 million of second quarter of 2001 charges relating to prescription pharmaceuticals consists of $17 million in connection with the involuntary separation of approximately 70 employees and $11 million relating to asset impairments. The $14 million of year-to-date 2002 expense relating to prescription pharmaceuticals consists of $5 million relating to the involuntary separation of approximately 45 employees, $6 million relating to contract terminations and $3 million relating to other exit costs. For the six months ended June 30, 2001, the $88 million of restructuring charges relating to prescription pharmaceuticals is comprised of $63 million in connection with the separation of approximately 360 employees, $17 million resulting from asset impairments and $8 million associat ed with other exit costs.

The $9 million associated with corporate and administrative functions for the second quarter of 2001 includes $4 million relating to the involuntary separation of approximately 30 employees. The June 30, 2001 year-to-date total of $15 million for corporate and administrative functions includes $10 million relating to the separation of approximately 90 employees and $5 million of asset impairments.

The $3 million associated with other pharmaceutical operations for year-to-date June 30, 2002 is in connection with the involuntary separation of approximately 35 employees. Although there were no charges associated with the other pharmaceutical operations during the second quarter of 2001, the year-to date 2001 restructuring balance includes $2 million associated with the separation of approximately 10 employees.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of June 30, 2002, the company has paid a total of $412 million relating to the separation of approximately 2,740 employees associated with these restructuring plans.

(Dollars in millions)	Workforce Reductions	Other Exit Costs	Total

December 31, 2001	$115	$10	$125
Year-to-date charges	8	9	17
Year-to-date spending	(72)	(4)	(76)

June 30, 2002	$51	$15	$66

Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to continue into 2003 as Pharmacia continues to streamline operations. The company’s aggregate merger and restructuring charges relating to the Pharmacia merger have been approximately $1.7 billion and the restructuring plan is expected to yield annual savings of approximately $600 million that will be reinvested into the company’s operations.

Comprehensive Income

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia Corporation, OCI includes currency translation adjustments (CTA), deferred amounts for hedging purposes, unrealized holding gains and losses on available-for-sale securities (AFS), and minimum pension liability adjustments. Comprehensive income for the three months ended June 30, 2002 and 2001, was $1 billion and $608 million, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income was $524 million and $663 million, respectively. Favorable changes in CTA were the result of certain foreign currencies strengthening against the dollar, mainly the yen, krona, and euro, and were the main contributors for the difference between net income and comprehensive income for the quarter and year-to-date periods ended June 30, 2002. The favorable change in CTA was partially offset by increases in unrealized holding losses on AFS securities realized during the same periods. Inc reases in CTA as a result of certain currencies weakening against the dollar coupled with increases in unrealized holding losses on AFS securities principally account for the difference between net earnings and comprehensive income for both the three and six months ended June 30, 2001.

Financial Condition, Liquidity, and Capital Resources

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. The transaction is expected to close in the fourth quarter of 2002. Until that time, Pharmacia continues to operate independently and does not expect there to be a negative impact on financial condition, liquidity or sales resulting from the intention to merge.

(Dollars in millions)	June 30, 2002	December 31, 2001

Working capital	$3,983	$2,663
Current ratio	1.78:1	1.53:1
Debt to total capitalization	20.9%	20.1%

Working capital for the quarter ended June 30, 2002 increased $1.3 billion or 50 percent versus the prior year end. Similarly, the current ratio improved during the first half of fiscal 2002 increasing 16 percent over prior year-end levels. Increases in cash and short-term investments coupled with declines in accounts payable and other accrued expenses are the main factors contributing to the improvement. An increase in income taxes payable partially offset the overall improvement in these measures. Cash received from the transfer of Ambien and the closing of the Amersham transaction contributed to the increased cash and short-term investments at June 30, 2002. Cash outflows to reduce accounts payable and other accrued liabilities during the period tempered overall cash inflows. Accounts payable and accrued liabilities decreased mainly due to timing differences of actual payments. Net gains resulting from the Amersham and Ambien transactions also contributed to the increase in income taxes payable. During the period, there was a net decrease in total outstanding debt. An increase in short-term debt due to periodic funding requirements was more than offset by recurring principal payments and retirements. The debt-to-total-capitalization ratio was slightly unfavorable during the period due to the acquisition of treasury shares under the stock buy-back program, which reduced shareholder’s equity.

During the second quarter, the company completed the transfer of Ambien to Sanofi. In connection with the transfer, the company received a one-time payment of $671 million. The company will use these funds for general corporate purposes.

For the quarter ended June 30, 2002, $366 million of Pharmacia shares were repurchased under the $3.0 billion stock buy-back program. Since inception of the program in the fourth quarter of 2001, $1.5 billion of company shares have been acquired. Shares repurchased through the buy-back program are used principally to fund employee benefit programs.

During the first quarter of 2002, the company completed the sale of its minority interest in Amersham Biosciences. Proceeds received from the sale of these shares were $1.0 billion. The company will use the funds for general corporate purposes.

On April 25, 2002, the company entered into an agreement to acquire land and buildings located in New Jersey from AT&T Corp. The acquisition was completed on July 1, 2002. The price of the facilities was approximately $200 million and was funded out of existing current assets during the third quarter of 2002.

Qualified U.S. pension plan funding requirements for the 2002 plan year are estimated to be approximately $65 million. This amount may be contributed any time prior to September 2003. It is expected that additional funding may be required in future periods, but the amounts have not yet been calculated. Also, the company may choose to make contributions in excess of the required amounts.

In addition to the above, the company’s financial condition and liquidity may be impacted by Monsanto Company, which is treated as a discontinued operation. For additional information, refer to Monsanto Company’s Forms 10-Q and 10-K filed with the Securities and Exchange Commission for the periods ended June 30, 2002 and December 31, 2001, respectively.

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

The company and Pfizer are defendants in a lawsuit brought by the University of Rochester in Federal Court in New York alleging infringement of the University’s U.S. patent by the sale and use of CELEBREX. The University’s patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The case, which seeks injunctive relief and monetary damages, is expected to be tried in the first half of 2003.

The company is a defendant in a lawsuit brought by CP Kelco in Federal Court in Delaware seeking compensatory and punitive damages for alleged breach of contract, fraud and securities law violations arising out of the purchase of the company’s Kelco biogums business in 2000 by Lehman Brothers Merchant Bank Partners II, L.P. (Lehman), which combined the company’s Kelco biogums business with a business purchased from Hercules, Inc. to form CP Kelco. The company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff’s contractual obligation to provide severance benefits to certain employees of the company who were transferred to CP Kelco. The company has also asserted indemnification claims against Lehman and Hercules in a third-party complaint. Discovery has been completed in the lawsuit. A trial date has not been set.

The company, Searle and Pfizer are defendants in a purported class action complaint filed in Federal Court in New Jersey seeking damages based on the claim that the defendants misrepresented and over-promoted CELEBREX in violation of state law and misled and defrauded the FDA during the CELEBREX approval process. The complaint seeks economic damages and claims no specific medical injury. The company, Searle and Pfizer were also sued in State Court in New Jersey by a purported class alleging the same set of facts and seeking the same relief as the federal case.

The company, Pfizer and Merck & Co., Inc. are defendants in a purported class action complaint filed in Federal Court in New York alleging medical concerns related to Vioxx and CELEBREX and seeking reimbursement of the purchase price, for the Vioxx and CELEBREX used by the plaintiffs, medical expenses and attorneys’ fees. The complaint also seeks revised labeling for the products, emergency notice to the class and a medical monitoring program funded by defendants.

Pursuant to the amended Separation Agreement between Monsanto and Pharmacia, Monsanto assumed and agreed to indemnify Pharmacia for liabilities primarily related to the agriculture business. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation, including indemnifying Pharmacia for costs, expenses and any judgments or settlements. In addition, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to old Monsanto’s former chemical businesses, including any liabilities that Solutia Inc. (Solutia) has assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent Solutia fails to pay, perform or discharge these liabilities. This includes litigation and environmental liabilities assumed by Solutia, which are not discussed herein. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond.

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

Extraordinary Items

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1.0 billion. The investment basis as of March 2002 was $227 million. The sale resulted in a gain of $649 million (net of taxes of $124 million). The gain has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 “Business Combinations” because the sale of this investment took place within the two-year period following the merger of Pharmacia & Upjohn and former Monsanto which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

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

Through a private transaction occurring on June 29, 2001, the company retired debt related to adjustable conversion-rate equity securities, in the principal amount of $700 million. Premium on the debt and other direct costs of $8 million (net of taxes of $5 million) were accrued as an extraordinary item. The physical settlement, including the exchange of cash, occurred in July 2001.

Discontinued Operations

Monsanto

On November 28, 2001, the Pharmacia board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto in a tax-free spin-off transaction.

On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia common shareholders of record on July 29, 2002. In order to effect the distribution, the Pharmacia board of directors declared a special dividend on the company’s common stock comprised of 220 million shares of Monsanto common stock currently held which, as of July 29, 2002, represented approximately 84% of Monsanto’s outstanding common stock. Each Pharmacia shareholder will be entitled to receive .170593 shares of Monsanto common stock for each share of Pharmacia stock owned on the record date. The shares will be distributed at the close of business on August 13, 2002.

On August 9, 2002, Monsanto entered into third-party agreements to issue $600 million of debt due August 15, 2012. The transaction is scheduled to close on August 14, 2002, and proceeds will be used to reduce Monsanto’s commercial paper borrowings. Pharmacia has not underwritten or guaranteed this debt, however, as of August 13, 2002 Monsanto has $150 million of short-term debt outstanding with Pharmacia which may remain outstanding as such until November 15, 2002.

Pharmacia has guaranteed approximately $360 million of bank debt and $60 million of environmental guarantees to state governments on behalf of Monsanto and will continue to guarantee these obligations after the spin-off, but not later than December 2004. The company is working to have these guarantees assigned to Monsanto or replaced by letters of credit at which time Pharmacia would be released. Pharmacia will not extend further bank guarantees or loans to Monsanto or to third parties on behalf of Monsanto.

On August 13, 2002, the distribution date, Pharmacia must compare the recorded amount of Monsanto shares on its books to the value based on Monsanto’s closing stock price on the New York Stock Exchange that day. The difference between the recorded amount and the market value, if lower, would be considered an impairment loss to Pharmacia. This amount would be included in the company’s consolidated statements of earnings as a loss from discontinued operations in the third quarter of 2002. Based on the August 9, 2002 closing price of Monsanto common shares, an impairment loss would approximate $1.1 billion.

The results of operations, financial position and cash flows of Monsanto have been reclassified in the consolidated financial statements as discontinued operations. Income from discontinued operations has been reduced for amounts allocable to the minority interest. The company estimates that net income will be realized from Monsanto operations during the disposal period, net of seasonal net operating losses in the third quarter of 2002 and transaction costs. Seasonal losses provided for at June 30, 2002 increased by approximately $100 million due to a change in Monsanto’s forecasted operating results and the acceleration in the timing of the spin-off. During the second quarter and first half of 2002, the accumulated income of Monsanto exceeded anticipated seasonal net losses and transaction costs and therefore, amounts above this estimate have been recognized in discontinued operations as realized. The net gain realized for the second quarter and year-to-date period ended June 30, 2002 was $25 million and $89 million net of taxes of $12 million and $41 million, respectively.

On September 1, 2000, the company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also rent research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. These services will continue to be provided beyond August 13, 2002. In addition, the two companies pay various payroll charges, taxes and travel costs that are associated with the business activities of the other. At June 30, 2002 and December 31, 2001 the company had receivable balances of $19 million and $87 million reported on the consolidated balance sheets, respectively. Similarly, payables of $13 million and $44 million were recorded at June 30, 2002 and December 31, 2001 r espectively.

Since October 23, 2000, Pharmacia Treasury Services AB, a wholly-owned subsidiary of Pharmacia, has managed the loans and deposits of Monsanto. Interest rates and fees are comparable to the Commercial Paper (CP) rate and fees that Monsanto would have incurred with an independent CP dealer. Net interest income recorded by the company was $5 million and $11 million and $9 million and $18 million for the quarters and year-to-date periods ended June 30, 2002 and 2001, respectively.

As of June 30, 2002 and December 31, 2001, related-party notes receivable of $194 million and $254 million were separately stated on the company’s consolidated balance sheets, respectively. Additionally, the company had recorded balances of $16 million and $30 million in related-party short-term debt at June 30, 2002 and December 31, 2001, respectively. Pharmacia will not invest in or lend any additional funds to Monsanto or to third parties on behalf of Monsanto.

Other

The majority of the $3 million loss from other discontinued operations recorded in the second quarter of 2001 consisted of legal and related costs in connection with the sale of the artificial sweetener ingredient business that occurred in 2000. There were no net sales included in the company’s consolidated financial statements during the quarters ended June 30, 2002 and 2001 related to other discontinued businesses.

Agreements with Sanofi~Synthelabo

Pursuant to existing agreements, the company had rights from Sanofi to manufacture, sell and market two products in North America: Ambien and Kerlone. Ambien is a prescription medicine used in the treatment of sleep disorders including insomnia. Kerlone, also a prescription medicine, is used in the treatment of hypertension and cardiovascular disease.

On December 31, 2001, the company relinquished control over the products to Sanofi and ceased recording sales and expenses of Ambien and Kerlone. In the first quarter of 2002, the company received a payment for its share of Ambien and Kerlone earnings of $73 million that was recorded in all other, net on the consolidated statements of earnings.

On April 16, 2002, Sanofi exercised its right to acquire all rights to the products in North America in accordance with the agreements. In connection with such acquisition, the company received a pretax payment of $671 million ($661 million net pretax gain) for its interest. For additional information on the effects of this transaction, see Pharmacia Corporation Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized when future settlement was probable. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 146 on January 1, 2003.

On May 1, 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections’’. Under the current rules, SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt’’ requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the company’s consolidated statements of earnings net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions’’. The company is evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 145 on January 1, 2003.

On January 1, 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date, at which time an impairment will be recognized. There was no material impact on the company’s consolidated financial statements due to the adoption of these rules.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.’’ SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and expects to adopt SFAS No. 143 on January 1, 2003 in accordance with the rules.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and set out specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, unamortized negative goodwill be written off immediately as a change in accounting principle instead of being deferred and amortized, and that certain intangible assets be reclassified into or out of goodwill. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. If the book value of goodwill or an indefinite-lived intangible is greater th an its fair value, an impairment loss is recognized for the difference. In addition, SFAS No. 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

The company adopted the provisions of SFAS No. 141 on January 1, 2002 (requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001 became effective with the issuance of the standard). The provisions of SFAS No. 142 were adopted effective as of January 1, 2002 with no impairment losses recognized related to its continuing operations.

Monsanto also adopted SFAS No. 142 as of January 1, 2002, and an impairment analysis resulted in the recognition of a $1.8 billion net-of-tax loss related to the corn and wheat reporting units. As required by the accounting pronouncement, the loss was recorded as a change in accounting principle effective as of January 1, 2002. Earnings results for Pharmacia have been restated for the first quarter of 2002 to reflect its $1.5 billion portion of the loss. The impairment charge had no effect on Pharmacia’s or Monsanto’s liquidity or cash flow.

The Emerging Issues Task Force Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer” codified several individual issues regarding the recognition and classification of payments between a vendor and a customer. Of the codified issues, only two topics were applicable to the company: sales incentives and payments to resellers. The company adopted the guidance for sales incentives (coupons) prospectively as allowed under the rules on January 1, 2001 and for payments to resellers on January 1, 2002. In both cases, the impact of adoption to the company was insignificant and accordingly prior period financial statements were not reclassified.

Intention to Merge with Pfizer

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. In accordance with the agreement, each Pharmacia shareholder of record on the closing date will receive 1.4 shares of Pfizer stock for each share of Pharmacia stock owned. It is estimated that the shares of Pfizer common stock to be issued to Pharmacia shareholders in the merger will represent approximately 23 percent of the outstanding Pfizer common stock after the merger on a fully diluted basis, which is expected to occur in the fourth quarter of 2002. The closing of the transaction is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. Until the closing date, Pharmacia will continue to operate independently of Pfizer.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes related to market risk from the disclosures in Pharmacia Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

References to Pharmacia throughout Part II, Item I will include “former Monsanto” when referring to the pre-merger activities of the former Monsanto Company. References to “Monsanto” or “new Monsanto” refers to the company’s agricultural subsidiary.

Pursuant to the Separation Agreement between Pharmacia and Monsanto (“Separation Agreement”), as amended, Monsanto assumed and agreed to indemnify Pharmacia for liabilities related to the agricultural business. In addition, in the proceedings where the company is the defendant, Monsanto will indemnify the company for costs, expenses and any judgments or settlements; and in the proceedings where the company is the plaintiff, Monsanto will pay the fees and costs of, and receive any benefits from, the litigation. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation including indemnifying Pharmacia for costs, expenses and any judgments or settlements.

In connection with the spin-off of Solutia Inc. (Solutia) on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the chemical businesses. As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgments or settlements.

Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto’s former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia, which are not discussed herein.

Pursuant to the Distribution Agreement entered into in connection with the Solutia spin-off (the “Distribution Agreement”), as amended, Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below.

Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation. Pursuant to the terms of the amended Separation Agreement, Monsanto would be required to indemnify Pharmacia in the event that Solutia failed to pay, perform or discharge such liabilities or to indemnify Pharmacia therefore.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia’s expense.

On April 19, 2002, NeoPharm filed a Demand for Arbitration with the company pursuant to the terms of the February 19, 1999 License Agreement. A contractual dispute has arisen between NeoPharm and Pharmacia involving our partnership to develop LEP (Liposomal Encapsulated Paclitaxel) and LED (Liposomal Encapsulated Doxorubicin). NeoPharm claims that Pharmacia failed to use “reasonable efforts” to develop, market and sell LEP/LED. NeoPharm is seeking specific performance and monetary damages. In May 2002, the company filed its response and counter-claim.

The States of Nevada, Montana and Minnesota have sued the company, in their respective state courts, alleging that the company manipulated the “average wholesale price” (“AWP”) of Medicare Part B “Covered Drugs,” causing the states’ respective Medicaid agencies, and their respective Medicare and Medicaid beneficiaries, among others, to pay artificially inflated prices for “Covered Drugs.” In addition, the Nevada and Montana suits allege that the company did not report to the states its “best price” under the Medicaid Program. Each of the suits alleges various causes of action, including, but not limited to, deceptive trade practices and Medicaid fraud, purportedly sounding in state law. The suits seek monetary and other relief, including civil penalties and treble damages. The company believes that the claims stated in these lawsuits are not actionable and are without merit. The company will vigorously contest them.

In addition, the company has been named in the following seven self-styled class action lawsuits, brought by private individuals, public interest groups and employee welfare benefit plans in which similar allegations of AWP manipulation have been made: Board of Trustees of Carpenters and Millwrights of Houston and Vicinity Welfare Trust Fund v. Abbott Laboratories, Inc., et, al., 5:01 CV 339 (E.D.Tex.); Citizens for Consumer Justice, et. seq. v. Abbott Laboratories, et. al., C.A. No. 01-12257 (D. Mass.); Geller v. Abbott Laboratories, et. al., CV 02-00553 (C.D. Cal.); Robinson and Hudson v. Abbott Laboratories, et. al, CV02-0493-S (W.D.La.); Swanston v. TAP Pharmaceutical Products Inc., et. al., CV2002-004988 (Az. Sup. Ct., Maricopa Co.); Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., et. al., 02 CV 2002 (E.D.Pa.); and United Food and Commercial Workers Unions, et. seq. v. Pharmacia Corporation, et. al., 3:01 CV 5427 (D.N.J.) .

Typical claims asserted in these suits include fraud, unfair competition and unfair trade practices. Some of the suits assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Some suits assert antitrust claims. The suits seek various measures of injunctive, monetary and other relief, including civil penalties and treble damages. The company believes that the claims stated in these lawsuits are not actionable and are without merit. The company will vigorously contest them.

All of the private plaintiff lawsuits, with the exception of the Swanston suit in Arizona state court, have been consolidated for pretrial purposes and transferred to the federal district court for Massachusetts, in the multidistrict litigation captioned, In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, Master File No. 01-CV-12257-PBS (D. Mass.) . The Montana and Nevada suits have been removed to those states’ respective federal courts and conditionally transferred to MDL 1456. The company also has removed the Minnesota suit to federal court and sought transfer of the suit to MDL 1456.

On March 7, 2000, the U.S. Department of Justice filed suit on behalf of the EPA in U.S. District Court for the District of Wyoming against former Monsanto, Solutia (the former Monsanto’s chemical business spun-off in 1997) and P4 Production, seeking civil penalties for alleged violations of Wyoming’s environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production’s compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. In an opinion dated March 29, 2002, the court denied the companies’ motion for summary judgment. On July 22, 2002, the district court denied Monsanto’s April 19th, 2002 motion for certification of an appeal of the order denying the motion for summary judgment. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

In June 1996, Mycogen Corporation (“Mycogen”), MPS and Agrigenetics, Inc. filed suit against the former Monsanto Company in California State Superior Court in San Diego alleging that the former Monsanto Company had failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the former Monsanto Company awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in favor of the former Monsanto Company. On August 8, 2002, the California Supreme Court upheld the California Court of Appeals decision reversing the jury’s verdict.

Since the 1984 termination of the class action litigation against various manufacturers, including the former Monsanto Company, of the herbicide Agent Orange used in the Vietnam War, Monsanto and the former Monsanto Company have successfully defended against various lawsuits associated with injuries allegedly caused by the herbicide’s use. A few matters remain pending, including three separate actions (now consolidated) brought by approximately 13,000 Korean veterans, initially filed against the former Monsanto Company and The Dow Chemical Company in Seoul, Korea, in October 1999. The plaintiffs seek damages of 300 million won (approximately $250,000) each. On May 23, 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims by plaintiffs due to lack of causation and failure to meet the applicable statute of limitations. On June 14, 2002, plaintiffs lodged their notice of de novo appeal.

On December 2, 1999, a class action lawsuit was filed against the former Monsanto Company and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint did not assert any specific causes of action or demand a specified amount in damages. This suit was dismissed by the District Court in November 2001. In addition, two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation proceeding that was established in 1977 in the United States District Court for the Eastern District of New York, to coordinate Agent Orange-related litigation in the United States. These suits were dismissed by the District Court. In an opinion dated November 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court’s dismissal claims and remanded the cases to the District Court for further proceedings. On June 20, 2002, the District Court announced that it would stay further proceedings pending a ruling by the United States Supreme Court on defendants’ petition for certiorari.

Pharmacia will be required to submit a corrective measures study report to the EPA with regard to the company’s discontinued industrial chemical facility in North Haven, Connecticut. While the company has existing reserves designated for remediation, in the light of changing circumstances, it is reasonably possible that a material increase in accrued liabilities will be required. However, it is not possible to determine what, if any, additional exposure exists at this time. Please see the discussion in Item 1, Environmental Matters, above.

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

Pharmaceutical pricing: Price constraints and other restrictions on the marketing of products imposed by governmental agencies or by managed care groups, institutions and other purchasing agencies could result in lower prices for the company’s products.

Product discovery and approval: The company’s ability to discover and license new compounds, develop product candidates, obtain regulatory approvals and market new products is risky and uncertain.

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

Restrictions on marketing: Restrictions on promotion in patient populations as a result of FDA warning letters on promotional materials could effect sales of the company’s products and could lead to holds on current and future New Drug Applications and supplements filed with the FDA.

Legal claims: The company’s ability to secure and defend its intellectual property rights; the company’s involvement in numerous lawsuits including product liability claims, antitrust litigation, environmental concerns, commercial disputes, any of which could affect the company’s profits or ability to sell and market its products. In addition, in connection with the separation of the agricultural business from the pharmaceutical business on September 1, 2000, Monsanto assumed, and agreed to indemnify Pharmacia Corporation for, any liabilities primarily related to Pharmacia’s former agricultural or chemical businesses, including any liabilities that Solutia had assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This includes among other things, litigation and environmental liabilities that were assumed by Solutia.

Employees: The company’s ability to attract and retain management and other key employees.

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

Business combinations: Acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the company’s structure; business combinations among the company’s competitors and major customers could affect our competitive position.

Accounting policies and estimates: Changes to accounting standards or generally accepted accounting principles, which may require adjustments to financial statements and may affect future results.

Such other factors that may be described elsewhere in this Report or in other company filings with the U.S. Securities and Exchange Commission.

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits - See the Exhibit Index

(b)	Reports on Form 8-K during the quarter ended on June 30, 2002 were filed on April 30, 2002 pursuant to Item 2 (Acquisition or Disposition of Assets); and filed subsequent to the effective date of this Report on July 15, 2002 pursuant to Item 5 (Other Events) and Item 7 (Exhibits); and on July 30, 2002 pursuant to Item 7 (Exhibits); and on August 2, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

SIGNATURE :

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACIA CORPORATION (Registrant)
DATE: August 13, 2002	/S/ R. G. Thompson

R. G. Thompson Senior Vice President and Corporate Controller

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

2.	First Amended Separation Agreement, dated as of July 1, 2002, between Pharmacia Corporation and Monsanto Company.

4.	Omitted - Inapplicable

10.	(1) Amendment to Distribution Agreement, dated as of July 1, 2002, among Pharmacia Corporation, Solutia Inc. and Monsanto Company.

(2) Amendment to Employee Benefits and Compensation Allocation Agreement, dated as of July 1, 2002, between Pharmacia Corporation and Monsanto Company.

(3) Protocol Agreement, dated as of July 1, 2002, among Pharmacia Corporation, Solutia Inc. and Monsanto Company.

(4) Tax Sharing Agreement, dated July 19, 2002 among Pharmacia Corporation, Solutia Inc. and Monsanto Company.

11.	Omitted - Inapplicable; see Note G of Notes to Financial Statements on page 13.

15.	Omitted - Inapplicable

18.	Omitted - Inapplicable

19.	Omitted - Inapplicable

22.	Omitted - Inapplicable

23.	Omitted - Inapplicable

24.	Omitted - Inapplicable