Form 10-Q
period 2002-09-30
PHARMACIA CORP /DE/
filed 2002-11-15
CIK 67686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                        OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

The number of shares of Common Stock, $2 Par Value, outstanding as of November 11, 2002 was 1,292,916,725.

                                Page 1 of 48 pages

                              PHARMACIA CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                     INDEX OF INFORMATION INCLUDED IN REPORT

                                                                                    Page
                                                                                    ----

PART I - FINANCIAL INFORMATION.........................................................3

Item 1. Financial Statements...........................................................3
   Consolidated Statements of Earnings.................................................3
   Condensed Consolidated Statements of Cash Flows.....................................4
   Condensed Consolidated Balance Sheets...............................................5
   Notes to Consolidated Financial Statements..........................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.........................................................20

Item 3. Quantitative and Qualitative Disclosures about Market Risk....................37

Item 4. Controls and Procedures.......................................................37

PART II - OTHER INFORMATION...........................................................38

Item 1. Legal Proceedings.............................................................38

Item 5. Other Information.............................................................40

Item 6. Exhibits and Reports on Form 8-K..............................................42

Signature.............................................................................43

Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.........................................44

Exhibit Index.........................................................................48

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in millions, except per-share data)
                                   (Unaudited)

                                               For the Three Months           For the Nine Months
                                                Ended September 30,           Ended September 30,
                                               --------------------           -------------------
                                                 2002         2001              2002        2001
                                                 ----         ----              ----        ----
Net sales                                     $ 3,579      $ 3,530           $10,259     $10,153
Cost of products sold                             740          711             2,216       2,207
Research and development                          565          537             1,731       1,728
Selling, general and administrative             1,556        1,427             4,541       4,235
Amortization of goodwill                           --           24                --          79
Merger and restructuring                            3          100                34         399
Interest expense                                   37           62               132         202
Interest income                                   (17)         (17)              (54)       (100)
All other, net                                    (76)          65              (882)         49
-------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes                            771          621             2,541       1,354
Provision for income taxes                        179          153               674         260
-------------------------------------------------------------------------------------------------
Earnings from continuing operations               592          468             1,867       1,094
Income (loss) from discontinued operations,
   net of tax                                      --          (40)               --         340
Loss on disposal of discontinued
   operations, net of tax                      (1,021)          --              (932)         (8)
-------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change         (429)         428               935       1,426
Extraordinary items, net of tax                    --           --               649         (12)
Cumulative effect of accounting
  change, net of tax                               --           --            (1,541)          1
-------------------------------------------------------------------------------------------------
Net earnings (loss)                          $   (429)     $   428          $     43    $  1,415
=================================================================================================
Net earnings per common share:

Basic
  Earnings from continuing operations        $    .46      $   .35          $   1.44    $    .83
  Net earnings (loss)                            (.33)         .32               .03        1.08

Diluted
  Earnings from continuing operations        $    .45      $   .35          $   1.42    $    .82
  Net earnings (loss)                            (.33)         .32               .03        1.06
=================================================================================================

                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                              For the Nine
                                                                              Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                            2002         2001
                                                                            ----         ----
Net cash provided by continuing operations                                 $ 1,130    $ 1,307
Net cash provided by discontinued operations                                    79         73
-----------------------------------------------------------------------------------------------
Net cash provided by operations                                              1,209      1,380
-----------------------------------------------------------------------------------------------
Cash flows provided (required) by investment activities:
Purchases of property, plant and equipment                                    (841)      (608)
Other acquisitions and investments                                          (1,065)      (202)
Investment and property disposal proceeds                                      101        158
Proceeds from sale of equity investments                                     1,671         21
Discontinued operations, net                                                   224        158
-----------------------------------------------------------------------------------------------
Net cash provided (required) by investment activities                           90       (473)
-----------------------------------------------------------------------------------------------
Cash flows provided (required) by financing activities:
Repayment of long-term debt                                                    (48)      (750)
Repayment of ESOP debt                                                         (47)       (62)
Net increase in short-term borrowings                                           14        299
Issuance of stock                                                              132        159
Treasury stock purchases                                                      (620)      (315)
Dividend payments                                                             (536)      (481)
-----------------------------------------------------------------------------------------------
Net cash required by financing activities                                   (1,105)    (1,150)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        129        (93)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               323       (336)
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                 1,276      2,035
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $ 1,599    $ 1,699
===============================================================================================

                             See accompanying notes.

                     PHARMACIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                    September 30,    December 31,
                                                                         2002            2001
                                                                         ----            ----
ASSETS
Current Assets:
Cash and cash equivalents                                              $  1,599        $  1,276
Short-term investments                                                    1,067             119
Short-term notes receivable-Monsanto                                         --             254
Trade accounts receivable, less allowance of $131 (2001: $132)            2,560           2,434
Inventories                                                               2,008           1,684
Deferred income taxes                                                     1,005             932
Receivables-Monsanto                                                         --              87
Other current assets                                                        938             880
-------------------------------------------------------------------------------------------------
Total Current Assets                                                      9,177           7,666
Long-term investments                                                       170             288
Properties, net                                                           5,425           4,875
Goodwill, net                                                             1,103           1,059
Other intangible assets, net                                                412             425
Other noncurrent assets                                                   1,494           1,748
Net assets of discontinued operations                                        --           6,316
-------------------------------------------------------------------------------------------------
Total Assets                                                           $ 17,781        $ 22,377
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                                        $    466        $    484
Short-term notes payable-Monsanto                                            --              30
Trade accounts payable                                                      806           1,048
Income taxes payable                                                      1,043             685
Payables-Monsanto                                                            --              44
Other accrued liabilities                                                 2,618           2,712
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 4,933           5,003
Long-term debt and guarantee of ESOP debt                                 2,637           2,731
Other noncurrent liabilities                                              2,398           2,253
-------------------------------------------------------------------------------------------------
Total Liabilities                                                         9,968           9,987
-------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, one cent par value; at
   stated value; authorized 10 million shares;
    issued 6,206 shares (2001: 6,401 shares)                                250             258
Common stock, two dollar par value; authorized
   3 billion shares; issued 1.485 billion shares                          2,970           2,970
Capital in excess of par value                                            3,615           3,499
Retained earnings                                                         6,573          11,586
ESOP-related accounts                                                      (218)           (294)
Treasury stock, at cost                                                  (3,281)         (2,789)
Accumulated other comprehensive loss                                     (2,096)         (2,840)
-------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                7,813          12,390
-------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                             $ 17,781        $ 22,377
=================================================================================================

                             See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                   (Dollars in millions, except per-share data
                           unless otherwise indicated)

The term "the company" or "Pharmacia" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" is used to refer to operations of the former Monsanto Company before the merger with Pharmacia & Upjohn on March 31, 2000 and "Monsanto" refers to the agricultural subsidiary, which was spun off by Pharmacia to its shareholders on August 13, 2002 as further discussed in Note E.

As outlined in Note E, beginning in the fourth quarter of 2001, the company began treating its agricultural subsidiary, Monsanto, as a discontinued operation. Accordingly, the focus of these financial statements and related notes is on the company's pharmaceutical businesses unless otherwise indicated. The historical results of operations and net assets of Monsanto are reflected on one line of the consolidated statements of earnings and the condensed consolidated balance sheets, respectively. Similar adjustments were made to the historical consolidated statements of cash flows.

As outlined in Note K, Pharmacia has entered into a definitive merger agreement with Pfizer Inc. (Pfizer). The close of the transaction is subject to shareholder approval at both Pharmacia and Pfizer, governmental and regulatory approvals and other usual and customary closing conditions. The company is targeting closing the transaction by year-end 2002; however, the final regulatory review process may result in the closing occurring early in the first quarter of 2003.

On October 21, 2002, the SEC declared effective Pfizer's Registration Statement on Form S-4 in connection with the proposed acquisiton of Pharmacia Corporation. This Registration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a meeting for shareholders to take place on December 9, 2002 to vote on the proposed acquisition. Pfizer's shareholder meeting is scheduled to occur on December 6, 2002.

Trademarks owned by, or licensed to, Pharmacia Corporation are indicated in all upper case letters. In the notes that follow, per-share amounts are presented on a diluted, after-tax basis, unless otherwise indicated.

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, other than the condensed balance sheet at December 31, 2001, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in Pharmacia Corporation's annual report filed on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Prior year data have been reclassified for the discontinued operations treatment of Monsanto and certain other reclassifications were made to conform the prior period's data to the current presentation.

B - NEW ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING PRINCIPLE

Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized when future settlement was probable. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 146 on January 1, 2003.

Classification of the Extinguishment of Debt

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections". Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the company's consolidated statements of earnings, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The company is evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 145 on January 1, 2003.

Asset Impairments

On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date. There was no material impact on the company's consolidated financial statements due to the adoption of these rules.

Asset Retirements

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 143 on January 1, 2003.

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

Monsanto also adopted SFAS No. 142 as of January 1, 2002, and an impairment analysis resulted in the recognition of a $1,822 net-of-tax loss related to the corn and wheat reporting units. As required by the accounting pronouncement, the loss was recorded as a cumulative effect of accounting change, net of tax, effective as of January 1, 2002. Earnings results for Pharmacia have been restated for the first quarter of 2002 to reflect its $1,541 portion of the loss based on Pharmacia's then approximately 85% ownership of Monsanto. The impairment charge had no effect on Pharmacia's or Monsanto's liquidity or cash flow.

The following tables reflect information pertaining to other intangible assets relating to the continuing operations of the company.

                                      September 30, 2002                    December 31, 2001
                         -------------------------------------    --------------------------------------
                                         Amortized                                Amortized
                                    -------------------                       ------------------
                     Not Subject to         Accumulated        Not Subject to        Accumulated
                      Amortization  Gross  Amortization    Net  Amortization  Gross  Amortization    Net
--------------------------------------------------------------------------------------------------------
Patents and trademarks    $ 58      $ 422    $ (292)     $ 188      $ 58      $ 413    $ (263)     $ 208
Rights and licenses         --        508      (294)       214        --        441      (256)       185
Other                       --         38       (28)        10        --         74       (42)        32
--------------------------------------------------------------------------------------------------------
Total                     $ 58      $ 968    $ (614)     $ 412      $ 58      $ 928    $ (561)     $ 425
========================================================================================================

Intangible assets acquired during the nine months ended September 30, 2002 totaled $17, and consisted of rights and licenses.

Intangible Assets Amortization Expense
--------------------------------------

Year ended December 31, 2001                     $ 59

Three months ended September 30, 2002            $ 16

Nine months ended September 30, 2002             $ 47

Annual amortization expense for the years ending 2002 through 2006 is estimated to be $68, $68, $61, $54 and $34, respectively.

Goodwill
--------

The changes in the carrying amount of goodwill relating to continuing operations for the nine months ended September 30, 2002, are as follows:

                                                                          Prescription
                                                              Total      Pharmaceuticals     All Other
--------------------------------------------------------------------------------------------------------
Balance December 31, 2001                                   $1,059         $   954           $  105
Net intangible reclassifications                                (6)             (6)              --
Purchase acquisitions                                           14              --               14
Foreign exchange                                                36              40               (4)
--------------------------------------------------------------------------------------------------------
Balance September 30, 2002                                  $1,103         $   988           $  115

Earnings Excluding Goodwill Amortization
----------------------------------------

                                                        For the Three Months Ended September 30,
                                                           2002                          2001
                                                  -----------------------      ----------------------
                                                   Earnings                     Earnings
                                                    Before          Net          Before         Net
                                                    Items*       Earnings        Items*      Earnings
-----------------------------------------------------------------------------------------------------
Earnings (loss) as reported                        $  (429)     $  (429)        $  428       $  428
Adjust for goodwill, net of tax                         --           --             24           24
-----------------------------------------------------------------------------------------------------
Adjusted earnings (loss)                           $  (429)     $  (429)        $  452       $  452

Basic earnings per share:
     Earnings (loss) as reported                   $ (0.33)     $ (0.33)        $ 0.32       $ 0.32
     Adjust for goodwill                                --           --           0.02         0.02
-----------------------------------------------------------------------------------------------------
     Adjusted earnings (loss)                      $ (0.33)     $ (0.33)        $ 0.34       $ 0.34

Diluted earnings per share:
     Earnings (loss) as reported                   $ (0.33)     $ (0.33)        $ 0.32       $ 0.32
     Adjust for goodwill                                --           --           0.02         0.02
-----------------------------------------------------------------------------------------------------
     Adjusted earnings (loss)                      $ (0.33)     $ (0.33)        $ 0.34       $ 0.34

                                                        For the Nine Months Ended September 30,
                                                           2002                          2001
                                                  -----------------------      ----------------------
                                                   Earnings                     Earnings
                                                    Before          Net          Before         Net
                                                    Items*       Earnings        Items*      Earnings
-----------------------------------------------------------------------------------------------------
Earnings as reported                               $   935      $    43         $1,426       $1,415
Adjust for goodwill, net of tax                         --           --             76           76
-----------------------------------------------------------------------------------------------------
Adjusted earnings                                  $   935      $    43         $1,502       $1,491

Basic earnings per share:
     Earnings as reported                          $  0.72      $  0.03         $ 1.09       $ 1.08
     Adjust for goodwill                                --           --           0.06         0.06
-----------------------------------------------------------------------------------------------------
     Adjusted earnings                             $  0.72      $  0.03         $ 1.15       $ 1.14

Diluted earnings per share:
     Earnings as reported                          $  0.71      $  0.03         $ 1.07       $ 1.06
     Adjust for goodwill                                --           --           0.06         0.06
-----------------------------------------------------------------------------------------------------
     Adjusted earnings                             $  0.71      $  0.03         $ 1.13       $ 1.12

* Excludes extraordinary items and cumulative effect of accounting change as applicable.

Other

The Emerging Issues Task Force Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer" codified several individual issues regarding the recognition and classification of payments between a vendor and a customer. Of the codified issues, only two topics were applicable to the company: sales incentives and payments to resellers. The company adopted the guidance for sales incentives (coupons) prospectively, as allowed under the rules, on January 1, 2001 and for payments to resellers on January 1, 2002. In both cases, the impact of adoption to the company was insignificant and, accordingly, prior period financial statements were not reclassified.

The following does not constitute a change in Pharmacia accounting policies. Rather, it is an expansion and clarification of existing policies and should be read in conjunction with Note 1-Significant Accounting Policies and Other-Research and Development as disclosed in the company's annual report on Form 10-K for the year ended December 31, 2001. Upfront and milestone payments made to third parties that constitute the acquisition of in-process research and development (R&D) are expensed as incurred. Generally, the intangibles being acquired have not been approved by the U.S. Food and Drug Administration or comparable regulatory body and, as such, are not complete. Once the intangible has been approved, it is considered an asset resulting from R&D.

C - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) equals net earnings (loss) plus other comprehensive income (loss). For Pharmacia Corporation, other comprehensive income (loss) includes currency translation adjustments (CTA), deferred amounts for hedging purposes, unrealized holding gains and losses on available-for-sale securities
(AFS) and minimum pension liability adjustments. Comprehensive income (loss) for the three months ended September 30, 2002 and 2001, was $(757) and $383, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income (loss) was $(233) and $1,046, respectively. Increases in the minimum pension liability coupled with increases in unrealized holding losses on AFS securities made up a large part of the difference between the net loss and other comprehensive loss for both the third quarter and year-to-date periods in 2002. The increase in the minimum pension liability is the result of a remeasurement of Monsanto pension plans in conjunction with the spin-off of Monsanto in August 2002. Also affecting the difference for both the third quarter and year-to-date periods in 2002, were increases in CTA as a result of certain currencies weakening against the dollar, mainly from Latin America countries.

The main contributors for the difference between net income and comprehensive income for the third quarter and year-to-date 2001 periods were increases in unrealized holding losses on AFS securities. The increase in unrealized holding losses for the third quarter of 2001 was partially offset by favorable changes in CTA as a result of certain foreign currencies strengthening against the dollar, while year-to-date 2001 reflects increases in CTA as a result of certain currencies weakening against the dollar.

D - EXTRAORDINARY ITEMS

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1,000. The investment basis as of March 2002 was $227. The sale resulted in a gain of $649 (net of taxes of $124). The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" because the sale of this investment took place within the two-year period following the merger of Pharmacia & Upjohn and former Monsanto, which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

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

E - DISCONTINUED OPERATIONS

Monsanto

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the outstanding shares of Monsanto common stock held by the company, in a tax-free spin-off transaction.


On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia shareholders of record on July 29, 2002. In order to effect the distribution, the Pharmacia board of directors declared a special dividend of the 220 million shares of Monsanto common stock held by the company which, as of July 29, 2002, represented approximately 84% of Monsanto's outstanding stock. Each Pharmacia shareholder received .170593 shares of Monsanto common stock for each share of Pharmacia stock owned on the record date. The shares were distributed at the close of business on August 13, 2002.

In connection with the spin-off of Monsanto, Pharmacia recorded a loss on disposal of discontinued operations of $928 for the nine months ended 2002, which was comprised of $53 of net income from discontinued operations offset by an impairment loss of $981 calculated by comparing the recorded amount of Monsanto shares on August 13, the date of the spin-off, to Monsanto's fair value based upon the closing stock price on August 13, 2002 of $15.81.

On September 1, 2000, the company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also lease research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. These services are continuing beyond August 13, 2002.

Net Assets of Monsanto:                                                   September 30,   December 31,
                                                                              2002            2001
--------------------------------------------------------------------------------------------------------
Current assets                                                           $      --        $   4,797
Noncurrent assets                                                               --            6,676
--------------------------------------------------------------------------------------------------------
Total assets                                                                    --           11,473
--------------------------------------------------------------------------------------------------------
Current liabilities                                                             --            2,367
Noncurrent liabilities                                                          --            1,695
--------------------------------------------------------------------------------------------------------
Total liabilities                                                               --            4,062
--------------------------------------------------------------------------------------------------------
Net assets of Monsanto before minority interest                                 --            7,411
Minority interest                                                               --            1,095
--------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                    $      --        $   6,316
========================================================================================================

Other

In the third quarter and year-to-date periods of 2002, the company recorded an additional $4 loss from discontinued operations in connection with the sale of the artificial sweetener ingredient business that occurred in 2000. The majority of the $8 loss from the disposal of other discontinued operations recorded in the year-to-date period of 2001 consisted of legal and related costs also in connection with the sale of the artificial sweetener ingredient business. There were no sales included in the company's consolidated financial statements during the quarter or year-to-date periods ended September 30, 2002 and 2001 related to the disposal of other discontinued businesses.

                                                       For The Three Months Ended September 30,
                                                   ------------------------------------------------
                                                            2002                      2001
                                                   ----------------------     ---------------------
                                                      Monsanto      Other       Monsanto      Other
---------------------------------------------------------------------------------------------------
Net sales                                             $    162         --     $    936           --
---------------------------------------------------------------------------------------------------
Income (loss) from discontinued
   operations, before tax                                  (58)        (6)         (64)          --
Income tax (benefit)                                       (22)        (2)         (24)          --
---------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations            $    (36)*  $    (4)*   $    (40)          --
===================================================================================================

                                                       For The Nine Months Ended September 30,
                                                   ------------------------------------------------
                                                            2002                      2001
                                                   ----------------------     ---------------------
                                                      Monsanto      Other       Monsanto      Other
---------------------------------------------------------------------------------------------------
Net sales                                             $  2,936         --     $  4,253           --
---------------------------------------------------------------------------------------------------
Income (loss) from discontinued
   operations, before tax                                   72         (6)         544          (13)
Income tax expense (benefit)                                19         (2)         204           (5)
---------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations            $     53*   $    (4)*   $    340       $   (8)*
====================================================================================================

* Reported as part of loss on disposal of discontinued operations, net of tax.

F - MERGER AND RESTRUCTURING CHARGES

The company recorded an additional $3 of merger and restructuring charges during the third quarter of 2002. Approximately $1 of net expense was recorded in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. The company also recorded $2 of additional merger costs relating to the proposed Pfizer transaction. The $3 recorded during the quarter is comprised of $4 of current merger costs and a $1 net reversal of restructuring costs. During the third quarter of 2001, the company recorded $100 in merger and restructuring costs. The $100 recorded on the merger and restructuring line of the consolidated statements of earnings is made up of $82 of merger costs and $18 in restructuring charges.

For the nine months ended September 30, 2002, the company recorded a total of $34 of merger and restructuring costs. This total is comprised of $18 of merger costs and $16 of net restructuring costs. For the nine months ended 2001, the company recorded a total of $399 in merger and restructuring expense. This total is comprised of $276 in merger costs and $123 in restructuring charges.

Merger Costs

The $4 of merger costs for the quarter and the $18 of merger costs year-to-date include costs necessary to integrate the former companies into a single organization, such as consultant, relocation and information technology integration costs. The $82 in third quarter 2001 merger costs and $276 in year-to-date 2001 merger costs relate to costs necessary to integrate the former companies into a single organization such as consultant fees for system and process integration, information technology integration costs, contract termination fees, employee relocation costs and other costs necessary to complete the merger.

Restructuring Costs

The $1 of net restructuring reversals for the third quarter of 2002 relate to a $4 charge to prescription pharmaceuticals and approximately $5 of reversals. The $18 of total restructuring charges during the third quarter of 2001 is comprised of $17 associated with prescription pharmaceuticals and $1 in connection with corporate and administrative functions.

The year-to-date 2002 restructuring amount of $16 is comprised of $18 relating to prescription pharmaceuticals, $3 relating to other pharmaceuticals and reversals of $5. Year-to-date 2001 consists of $123 of total restructuring charges and is comprised of $105 associated with prescription pharmaceuticals, $16 in connection with corporate and administrative functions and $2 in connection with other pharmaceutical operations.

The $4 of expense for the third quarter of 2002 relates to contract termination fees in the prescription pharmaceutical business. The $17 of third quarter 2001 expense relating to prescription pharmaceuticals consists of $9 relating to the involuntary separation of approximately 113 employees, $6 associated with other exit costs and $2 relating to the write-down of assets such as duplicative computer systems and leasehold improvements. The $18 of year-to-date 2002 expenses for prescription pharmaceuticals is made up of $5 relating to the separation of approximately 45 employees, $9 relating to contract and lease termination costs and $4 relating to other exit costs. For the nine months ended September 30, 2001, the $105 of restructuring charges relating to prescription pharmaceuticals is comprised of $72 in connection with the separation of approximately 473 employees, $19 resulting from asset write-downs and $14 associated with other exit costs.

The $1 relating to corporate and administrative functions for the third quarter of 2001 represents the separation of approximately 10 employees. For the nine months ended 2001, the $16 charge for corporate and administrative functions is comprised of $11 relating to the separation of approximately 100 employees and $5 relating to asset write-offs.

The $3 associated with the other pharmaceutical operations for year-to-date September 30, 2002, is in connection with the involuntary separation of approximately 35 employees. The year-to-date 2001 other pharmaceutical operations restructuring balance includes $2 associated with the involuntary separation of approximately 10 employees.

The $5 of reversals during the third quarter of 2002 consist of liabilities established in 1999 and 2000 relating to the Monsanto and Pharmacia & Upjohn merger. These restructuring liabilities were reversed primarily as a result of lower actual severance costs than originally estimated.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of September 30, 2002, the company has paid a total of $428 relating to the separation of approximately 2,740 employees associated with these restructuring plans.

                                             Workforce
                                             Reductions         Other Exit Costs        Total
-----------------------------------------------------------------------------------------------
December 31, 2001                              $ 115                $  10               $ 125
Year-to-date charges                               7                    9                  16
Year-to-date spending                            (83)                  (4)                (87)
Year-to-date reversals                            (5)                  --                  (5)
-----------------------------------------------------------------------------------------------
September 30, 2002                             $  34                $  15               $  49
===============================================================================================

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                       For the Three Months Ended September 30,
                                                  -------------------------------------------------
                                                   2002         2002            2001         2001
                                                   Basic       Diluted          Basic       Diluted
---------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations             $   592      $    592       $    468     $    468
Less: Preferred stock dividends, net of tax          (3)           --             (4)          --
Less: ESOP contribution, net of tax                  --            (2)            --           (2)
---------------------------------------------------------------------------------------------------
Earnings from continuing operations
  available to common shareholders              $   589      $    590       $    464     $    466
===================================================================================================
EPS denominator:
Average common shares outstanding                 1,290         1,290          1,299        1,299
Effect of dilutive securities:
  Stock options and stock warrants                   --             9             --           10
  Convertible instruments and
      incentive compensation                         --            12             --           12
---------------------------------------------------------------------------------------------------
Total shares (in millions)                        1,290         1,311          1,299        1,321
===================================================================================================
Earnings (loss) per share:
  Continuing operations                         $   .46      $    .45       $    .35     $    .35
  Discontinued operations                          (.79)        (.78)           (.03)        (.03)
  Extraordinary items                                --            --             --           --
---------------------------------------------------------------------------------------------------
  Net earnings (loss)                           $  (.33)     $  (.33)       $    .32     $    .32
===================================================================================================

                                                      For the Nine Months Ended September 30,
                                                 --------------------------------------------------
                                                   2002         2002            2001         2001
                                                   Basic       Diluted          Basic       Diluted
---------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations             $ 1,867      $  1,867       $  1,094     $  1,094
Less: Preferred stock dividends, net of tax         (10)           --            (10)          --
Less: ESOP contribution, net of tax                  --            (6)            --           (6)
---------------------------------------------------------------------------------------------------
Earnings from continuing operations
  available to common shareholders              $ 1,857      $  1,861       $  1,084     $  1,088
===================================================================================================
EPS denominator:
Average common shares outstanding                 1,293         1,293          1,299        1,299
Effect of dilutive securities:
  Stock options and stock warrants                   --            10             --           13
  Convertible instruments and
     incentive compensation                          --            12             --           12
---------------------------------------------------------------------------------------------------
Total shares (in millions)                        1,293         1,315          1,299        1,324
===================================================================================================
Earnings (loss) per share:
  Continuing operations                         $  1.44      $   1.42       $    .83     $    .82
  Discontinued operations                          (.72)        (.71)            .26          .25
  Extraordinary items                               .50           .49           (.01)        (.01)
  Cumulative effect of accounting change          (1.19)       (1.17)             --           --
---------------------------------------------------------------------------------------------------
  Net earnings                                  $   .03      $    .03       $   1.08     $   1.06
===================================================================================================

H - INVENTORIES

                                                                      September 30,     December 31,
                                                                            2002             2001
---------------------------------------------------------------------------------------------------
Estimated replacement cost (FIFO basis):
   Finished products                                                   $     113        $     202
   Raw materials, supplies and work-in-process                             2,131            1,662
---------------------------------------------------------------------------------------------------
Inventories (FIFO basis)                                                   2,244            1,864

Less reduction to LIFO cost                                                 (236)            (180)
---------------------------------------------------------------------------------------------------
Total                                                                  $   2,008        $   1,684
===================================================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,381 at September 30, 2002, and $1,060 at December 31, 2001.

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

Discovery has been completed in the lawsuit. A September 2002 Report and Recommendation (September Report) issued by the magistrate judge in the case granted Lehman's and Hercules' motion for judgment on the pleadings. The company has filed objections to the September Report and those objections have not been ruled upon. An October 2002 Report and Recommendation (October Report) granted in part and denied in part the company's motion for summary judgment. The company has filed objections to that portion of the October Report that denied its motion. Those objections have not been ruled upon. There is no trial date in the matter, as the judge originally handling the action resigned from the bench and has not yet been replaced.

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

Pursuant to the Separation Agreement between Pharmacia and Monsanto, as amended (the "Separation Agreement"), Monsanto assumed and agreed to indemnify Pharmacia for liabilities related to the agricultural business. In addition, in the proceedings where the company is the defendant, Monsanto will indemnify the company for costs, expenses and any judgments or settlements; and in the proceedings where the company is the plaintiff, Monsanto will pay the fees and costs of, and receive any benefits from, the litigation. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation including indemnifying Pharmacia for costs, expenses and any judgments or settlements.

In connection with the spin-off of Solutia Inc. (Solutia) on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the former Monsanto chemical businesses pursuant to the Distribution Agreement, as amended (the "Distribution Agreement"). As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgments or settlements.

As a result, Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

Pursuant to the terms of the Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia.

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

J - AGREEMENTS WITH SANOFI~SYNTHELABO

Pursuant to previously existing agreements, the company had rights from Sanofi~Synthelabo (Sanofi) to manufacture, sell and market two products in North
America: Ambien and Kerlone. On April 16, 2002, Sanofi exercised its right to acquire all rights to the products in North America in accordance with the agreements. In connection with such acquisition, the company received a pretax payment of $671 ($661 net pretax gain) for its interest. This payment was recorded in the second fiscal quarter of 2002 in all other, net in the consolidated statements of earnings. See Pharmacia Corporation Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

K - INTENTION TO MERGE WITH PFIZER

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. In accordance with the agreement, each Pharmacia shareholder of record on the closing date will receive 1.4 shares of Pfizer stock for each share of Pharmacia stock owned. It is estimated that the shares of Pfizer common stock to be issued to Pharmacia shareholders in the merger will represent approximately 23 percent of the outstanding Pfizer common stock after the merger on a fully diluted basis. Until the closing date, which is targeted to occur by year-end, Pharmacia will continue to operate independently of Pfizer. The closing of the transaction is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. The final regulatory review process may result in the closing occurring early in the first quarter of 2003.

On October 21, 2002, the SEC declared effective Pfizer's Registration Statement on Form S-4 in connection with the proposed acquisiton of Pharmacia Corporation. This Registration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a meeting for shareholders to take place on December 9, 2002 to vote on the proposed acquisition. Pfizer's shareholder meeting is scheduled to occur on December 6, 2002.

L - SEGMENT INFORMATION

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

                                                     For The Three Months Ended September 30,
                                                   --------------------------------------------
                                                           Sales                  Earnings
                                                   ---------------------   --------------------
                                                      2002        2001        2002       2001
-----------------------------------------------------------------------------------------------
Prescription pharmaceuticals                       $ 3,095     $ 3,075     $   784     $  720
Other pharmaceuticals                                  484         455         148        109
Corporate                                               --          --        (141)      (163)
-----------------------------------------------------------------------------------------------
Total Pharmacia - Sales                            $ 3,579     $ 3,530
                - EBIT *                                                       791        666
-----------------------------------------------------------------------------------------------
Interest expense, net                                                          (20)       (45)
Income tax provision                                                          (179)      (153)
-----------------------------------------------------------------------------------------------
Earnings from continuing operations                                        $   592     $  468
===============================================================================================

                                                    For The Nine Months Ended September 30,
                                                   --------------------------------------------
                                                           Sales                  Earnings
                                                   ---------------------   --------------------
                                                      2002        2001        2002       2001
-----------------------------------------------------------------------------------------------
Prescription pharmaceuticals                       $ 8,824     $ 8,747     $ 2,042     $ 1,801
Other pharmaceuticals                                1,435       1,406         387         304
Corporate                                               --          --         190        (649)
-----------------------------------------------------------------------------------------------
Total Pharmacia - Sales                            $10,259     $10,153
                - EBIT*                                                      2,619       1,456
-----------------------------------------------------------------------------------------------
Interest expense, net                                                          (78)       (102)
Income tax provision                                                          (674)       (260)
-----------------------------------------------------------------------------------------------
Earnings from continuing operations                                        $ 1,867     $ 1,094
===============================================================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The term "the company" or "Pharmacia" is used to refer to Pharmacia Corporation or to Pharmacia Corporation and its subsidiaries, as appropriate to the context. The term "former Monsanto" is used to refer to pre-merger operations of the former Monsanto Company before the merger with Pharmacia & Upjohn on March 31, 2000 and "Monsanto" refers to the agricultural subsidiary, which was spun-off by Pharmacia to its shareholders on August 13, 2002 as discussed below.

Product names indicated in all upper case letters are trademarks owned by, or licensed to, Pharmacia Corporation. In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis, unless otherwise indicated.

On July 13, 2002, Pharmacia entered into a definitive merger agreement with Pfizer Inc. (Pfizer). The transaction is targeted to close by year-end and until that time Pharmacia will continue to operate independently of Pfizer. The closing of the transaction is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. The final regulatory review process may result in the closing occurring early in the first quarter of 2003.

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the outstanding shares of Monsanto common stock held by the company, in a tax-free spin-off transaction.

On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia shareholders of record on July 29, 2002. The shares were distributed at the close of business on August 13, 2002.

On October 21, 2002, the SEC declared effective Pfizer's Registration Statement on Form S-4 in connection with the proposed acquisition of Pharmacia Corporation. This Regisration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a meeting for shareholders to take place on December 9, 2002 to vote on the proposed acquisition. Pfizer's shareholder meeting is scheduled to occur on December 6, 2002.

FINANCIAL REVIEW

Overview

The table below provides a comparative overview of consolidated results for the third quarter and first nine-month periods of 2002 and 2001.

                                           For the Three Months Ended        For the Nine Months Ended
                                                  September 30,                    September 30,
                                          ----------------------------     -----------------------------
(Dollars in millions,                                   %                                %
except per share data)                       2002    Change      2001         2002    Change     2001
--------------------------------------------------------------------------------------------------------
Sales                                      $3,579       1%     $3,530      $10,259       1%   $10,153
Earnings from continuing operations
  before income taxes                         771       24        621        2,541      88      1,354
Earnings from continuing operations           592       27        468        1,867      71      1,094
Net earnings (loss)                          (429)     --         428           43     (97)     1,415
--------------------------------------------------------------------------------------------------------
Earnings from continuing operations
  per common share (EPS):
        Basic                             $   .46       31%    $  .35      $  1.44      73%    $  .83

        Diluted                               .45       29        .35         1.42      73        .82
--------------------------------------------------------------------------------------------------------
Net earnings (loss) per
  common share (EPS):
     Basic                                $ (.33)       --%   $  .32      $   .03     (97)%   $ 1.08
     Diluted                                (.33)       --       .32          .03     (97)      1.06
========================================================================================================

The company has six key growth products: CELEBREX, BEXTRA, XALATAN, DETROL LA/DETROL, CAMPTOSAR and ZYVOX. Sales for these key prescription products increased 12 percent in the third quarter of 2002 as compared with the third quarter of 2001. On a year-to-date basis, sales of these key growth drivers increased 14 percent compared to the same period of 2001. The increase in sales is partially due to the launch of BEXTRA during April of 2002.

On December 31, 2001, the company relinquished control over Ambien to Sanofi~Synthelabo, Inc. (Sanofi) and ceased recording sales and expenses of Ambien. In the third quarter and year-to-date 2001 results, Ambien was included in sales and the company reported related payments to Sanofi as an expense. During the year-to-date period ended September 30, 2002, the company recorded its final share of profits of $73 million and a gain on the transfer of its interests of $661 million ($424 million net of tax or $0.32 per share) in all other, net. Excluding Ambien from prior year data, sales of continuing products rose 11 percent over the third quarter of 2001 and 8 percent over year-to-date 2001. Excluding Ambien and the impact of foreign exchange, sales rose 9 percent and 8 percent for the quarter and year-to-date periods, respectively.

Earnings from continuing operations increased 27 percent to $592 million or $0.45 per share during the third quarter of 2002. On a year-to-date basis, earnings from continuing operations increased 71 percent to $1.9 billion or $1.42 per share. Quarter-to-quarter and year-to-year comparisons are impacted by special items in research and development (R&D), selling, general and administrative (SG&A), merger and restructuring and all other, net.

Year-to-date 2002 includes a $30 million ($19 million net of tax or $0.02 per share) payment to Altana AG, which was recorded in R&D, related to the co-promotion and co-development agreement for the compound roflumilast. Third quarter and year-to-date 2001 includes a $30 million ($19 million net of tax or $0.02 per share) payment to Orion Corporation, related to the development and commercialization of deramciclane. Also included in 2001 year-to-date amounts are charges of $67 million ($42 million net of tax or $0.03 per share) associated with the Sensus purchase acquisition and a $50 million ($31 million net of tax or $0.02 per share) upfront R&D payment related to the agreement with Celltech Group plc for the compound CDP 870.

Year-to-date 2002 includes a $75 million ($46 million net of tax or $0.04 per share) charge to SG&A relating to a charitable contribution to the Pharmacia Foundation.

Merger and restructuring charges totaled $3 million ($2 million net of tax with no per share impact) and $100 million ($88 million net of tax or $0.06 per share) during the third quarter of 2002 and 2001, respectively. Year-to-date merger and restructuring charges for 2002 and 2001 total $34 million ($22 million net of tax or $0.01 per share) and $399 million ($239 million net of tax or $0.18 per share), respectively.

All other, net for the year-to-date period of 2002, in addition to other items, includes the aforementioned $661 million gain for the return of product rights to Sanofi and a $28 million gain ($17 million net of tax or $0.02 per share) related to the sale of clinical data to Boehringer Ingelheim.

The loss of $429 million for the third quarter of 2002, was primarily due to a loss on disposal of discontinued operations of approximately $1.0 billion, net of tax ($0.78 per share), representing the company's share of Monsanto's operating results and an impairment loss as of the date of the spin-off of Monsanto. The impairment loss was the difference between the fair value and the recorded amount of Monsanto shares on August 13, the date of the spin-off, in the amount of

$981 million. This impairment loss was the principal cause of the year-to-date net loss on disposal of discontinued operations of $932 million, net of tax ($0.71 per share). Year-to-date net earnings decreased 97 percent to $43 million. The decrease is primarily due to the events mentioned above, and the cumulative effect of an accounting change of $1.5 billion net of tax ($1.17 per share), which relates to the write-down of Monsanto goodwill in accordance with the adoption of SFAS No. 142 on January 1, 2002. Also affecting the year-to-year comparability is the $649 million net of tax ($0.49 per share) extraordinary gain on the sale of Amersham Biosciences Corporation (Amersham) recorded in March 2002.

Net Sales

Sales by Segment                        For the Three Months Ended          For the Nine Months Ended
                                               September 30,                      September 30,
                                      -------------------------------    -------------------------------
                                                     %                                  %
(Dollars in millions)                   2002      Change      2001          2002     Change      2001
--------------------------------------------------------------------------------------------------------
Prescription pharmaceuticals          $3,095         1%     $3,075       $ 8,824        1%    $ 8,747
Other pharmaceuticals                    484         6         455         1,435        2       1,406
--------------------------------------------------------------------------------------------------------
Total consolidated sales              $3,579         1%     $3,530       $10,259        1%    $10,153
========================================================================================================

The increase in consolidated sales for the third quarter of 2002 is the result of a favorable impact from foreign exchange of 2 percent, which is partially offset by a 1 percent decrease in volume. The increase in consolidated sales for the first nine months of 2002 is the result of price increases of 1 percent. Volume comparisons were affected significantly by the absence of Ambien sales during 2002 due to the transfer of that product to Sanofi at the end of 2001. Excluding Ambien from 2001 data, volume rose 8 percent and 7 percent in the quarter and year-to-date periods, respectively.

Geographic Sales                  For the Three Months Ended              For the Nine Months Ended
                                         September 30,                          September 30,
                                  --------------------------              -------------------------
                                                 %Chg.                                    %Chg.
                                         %       Excl.                             %      Excl.
(Dollars in millions)        2002     Change     Ex.*     2001         2002     Change    Ex.*      2001
---------------------------------------------------------------------------------------------------------
United States              $1,965       (7)%     (7)%   $2,117      $ 5,613       (1)%     (1)%  $ 5,679
Japan                         223        8        6        207          614       (2)       2        628
Italy                         153       19        7        128          463       10        6        421
Germany                       134       15        4        117          389        8        4        361
United Kingdom                143       22       14        117          382       12       10        339
France                        123        9       (1)       113          365       (5)      (8)       386
Rest of world                 838       15       14        731        2,433        4        6      2,339
---------------------------------------------------------------------------------------------------------
Net sales                  $3,579        1%      --     $3,530      $10,259        1%       1%   $10,153
=========================================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.

The decline in U.S. sales was solely attributable to the transfer of rights to Ambien at the end of 2001. Excluding Ambien from prior year data, sales in the U.S. increased 8 percent and 11 percent in the quarter and year-to-date, respectively.

Sales of Top Products               For the Three Months Ended          For the Nine Months Ended
                                           September 30,                      September 30,
                                    --------------------------         ---------------------------
                                                 %                                  %
(Dollars in millions)               2002      Change      2001         2002      Change      2001
---------------------------------------------------------------------------------------------------
CELEBREX                          $  824        (3)%    $  851       $2,238         1 %    $2,210
BEXTRA                               139       N/A          --          286       N/A          --
XALATAN                              256        16         221          685        16         592
DETROL LA/DETROL                     197         5         189          562        17         482
CAMPTOSAR                            153         7         145          437        (5)        462
GENOTROPIN                           136        12         121          386         5         369

NICORETTE Line                       111        48          75          283        39         204
DEPO-PROVERA                         104        30          80          278        24         224
PHARMORUBICIN/ELLENCE                 83        27          65          252        30         193
MEDROL                                99        29          77          243         3         236
XANAX                                 60       (20)         75          233        (4)        242
CLEOCIN                               69        (5)         74          206        (7)        223
FRAGMIN                               61         5          58          189        12         169
ARTHROTEC                             72        70          42          186        13         164
CABASER/DOSTINEX                      62        59          39          175        47         119
ALDACTONE/Spiro Line                  50        18          43          142         5         135
MIRAPEX                               36        51          24          133        28         104
ZYVOX                                 25        19          22          130        75          75
COVERA/CALAN                          23        (9)         26          113         3         110
PLETAL                                19       (21)         22           85        24          68
---------------------------------------------------------------------------------------------------
Total                             $2,579        15%     $2,249       $7,242        13%     $6,381
===================================================================================================

Costs and Expenses

                                    For The Three Months Ended           For The Nine Months Ended
                                           September 30,                         September 30,
                                    ----------------------------         ----------------------------
                                          % of              % of                % of             % of
(Dollars in millions)             2002    Sales    2001     Sales      2002     Sales    2001    Sales
--------------------------------------------------------------------------------------------------------
Cost of products sold           $  740    20.7%  $  711     20.1%    $2,216     21.6%  $2,207    21.7%
Research and development           565    15.8      537     15.2      1,731     16.9    1,728    17.0
Selling, general and
  administrative                 1,556    43.5    1,427     40.4      4,541     44.3    4,235    41.7
Merger and restructuring             3     0.1      100      2.8         34      0.3      399     3.9

Cost of products sold for the quarter ended September 30, 2002 and 2001 was $740 million and $711 million, respectively. Cost of products sold as a percentage of net sales increased slightly for the current year quarter primarily due to additional compliance costs. Cost of products sold was $2.2 billion for both nine month periods ended September 30, 2002 and 2001 and generally remained unchanged in the current year period as a percentage of net sales.

R&D spending increased by $28 million to $565 million in the third quarter of 2002 compared to $537 million in the third quarter of 2001. An increase in external development costs was the main contributor to the quarter-to-quarter change. Year-to-date expenditures remained constant at $1.7 billion for both years. The ratio of expense to sales was lowered fractionally to 16.9 percent. Increased development costs offset by fewer one-time payments for R&D agreements resulted in essentially unchanged spending for the period.

SG&A expense of $1.6 billion in the third quarter of 2002 increased $129 million or 9 percent compared to the third quarter of 2001. For the year-to-date periods ended September 30, 2002 and 2001, SG&A expenses were $4.5 billion and $4.2 billion, respectively. The increase in the third quarter of 2002 is attributable to co-marketing payments as well as promotional and sales force spending for the company's new key product BEXTRA. Also affecting quarter-to-quarter comparability is an increase in corporate expenses, primarily compensation and benefit costs. Year-to-date increases for 2002 include items mentioned above as well as increased co-marketing payments related to CELEBREX and the commitment to a contribution of $75 million to the Pharmacia Foundation.

Prescription Pharmaceuticals

                                        For the Three Months Ended           For the Nine Months Ended
                                               September 30,                       September 30,
                                               -------------                       -------------
                                                     %                                  %
(Dollars in millions)                      2002   Change      2001            2002   Change      2001
--------------------------------------------------------------------------------------------------------
Net sales                                $3,095     1 %     $3,075          $8,824      1 %    $8,747
Cost of products sold                       547    (2)         558           1,616     (1)      1,640
Research and development                    539     7          506           1,643      2       1,610
Selling, general and administrative       1,251     4        1,200           3,678      4       3,533

EBIT, before merger and restructuring *     784     9          720           2,042     13       1,801

--------------------

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

Prescription pharmaceutical net sales constituted 86 percent of total consolidated sales for both the third quarter and year-to-date periods ended September 30, 2002. Sales increased 1 percent for both the third quarter and year-to-date periods as compared with prior year periods. Excluding the impact from the transfer of Ambien, sales increased 12 percent in the third quarter of 2002 and 9 percent year-to-date. CELEBREX, BEXTRA, XALATAN, DETROL LA/DETROL, CAMPTOSAR and ZYVOX drove sales growth in the prescription pharmaceutical business. Sales of these products for the quarter totaled $1.6 billion, a 12 percent increase from the prior year period, and represented 52 percent of the quarter's prescription pharmaceutical sales compared to 46 percent for the same period in 2001. Year-to-date sales of these products totaled $4.3 billion, a 14 percent increase from the prior year period, and represented 49 percent of the first nine months of prescription pharmaceutical sales compared to 44 percent for the same period in 2001.

The following product analysis discusses product achievements and fluctuations in product sales versus comparable prior periods. While some sales comparisons include variances resulting from normal fluctuations in trade inventory levels from period to period, there has been no material change in the company's estimate of total trade inventory.

Pharmacia markets three products that are members of a class of drugs known as selective COX-2 inhibitors. These drugs include CELEBREX, BEXTRA, and the injectable COX-2 inhibitor, DYNASTAT, which has been approved in many European and Latin American markets. In the third quarter, sales of the company's COX-2 inhibitors increased 13 percent to $966 million. On a year-to-date basis, sales increased 14 percent to $2.5 billion.

CELEBREX, the company's leading product and the number-one selling prescription arthritis medication worldwide, recorded sales of $824 million in the third quarter, a decline of 3 percent compared to the prior year period. Year-to-date sales of CELEBREX increased 1 percent to $2.2 billion.

BEXTRA, the company's second selective COX-2 inhibitor, was approved by the U.S. Food and Drug Administration (FDA) in November 2001 for the treatment of osteoarthritis, rheumatoid arthritis and primary dysmenorrhea (menstrual pain). The full launch of BEXTRA in the U.S. occurred in April 2002. BEXTRA achieved sales of $139 million in the quarter and $286 million in the first nine months as a result of rapid acceptance by physicians.

XALATAN, the number-one prescribed glaucoma medication in the U.S., Europe and Japan, increased 16 percent in the quarter and year-to-date. European sales contributed significantly to the growth of the franchise in the third quarter with sales up 34 percent to $77 million. European growth is benefiting from the introduction of XALACOM, a fixed combination of XALATAN and timolol, and the recent European launch of XALATAN for first-line therapy of patients with glaucoma. XALATAN sales also increased in the U.S. and Japan.

Sales of DETROL LA/DETROL, the world's leading treatment for overactive bladder, increased 5 percent in the third quarter and 17 percent on a year-to-date basis, reflecting strong demand for the once-daily DETROL LA. DETROL LA has been launched in 12 countries, including the U.S. and Europe since January 2001. Outside the U.S., the once-daily formulation is sold under various trade names including DETRUSITOL SR.

CAMPTOSAR, the leading treatment for metastatic colorectal cancer in the U.S., recorded sales of $153 million, a 7 percent increase. CAMPTOSAR sales decreased 5 percent in the year-to-date period largely reflecting the impact of trade inventory fluctuations in the fourth quarter of 2001 and first quarter of 2002.

GENOTROPIN, the world's leading growth hormone, recorded sales of $136 million during the third quarter, a 12 percent increase over the prior year. Sales in the U.S. increased 19 percent to $34 million in the third quarter, as the company continues to increase market share. In the first nine months, worldwide sales increased 5 percent to $386 million and U.S. sales increased 27 percent to $101 million. Sales outside the U.S. have been negatively impacted by foreign exchange rates and a government mandated reduction in the reimbursement price in Japan, which took effect in April 2002.

Sales of ZYVOX, the company's antibiotic for Gram-positive infections, increased 19 percent to $25 million in the quarter. U.S. sales declined 26 percent in the third quarter, following increased trade purchasing in the first half of the year. On a year-to-date basis, ZYVOX sales increased 75 percent to $130 million globally and 52 percent to $104 million in the U.S.

DEPO-PROVERA, the company's long-lasting monthly injectable for contraception, increased 30 percent in the third quarter driven by the U.S. where sales increased 52 percent. Trade purchasing as a result of a price increase and continued strong demand positively impacted U.S. sales of DEPO-PROVERA in the third quarter and first nine months. Sales in the first nine months of 2002 increased 24 percent to $278 million.

PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, increased 27 percent and 30 percent in the third quarter and year-to-date periods, respectively. Sales of ELLENCE, the trade name for PHARMORUBICIN in the U.S., have doubled this year, driving the overall increase in sales of the PHARMORUBICIN brand. A regimen containing ELLENCE is being rapidly adopted by physicians for the treatment of early breast cancer following surgery or radiation therapy.

The company's Parkinson's disease drugs, MIRAPEX and CABASER continued to grow at a rapid pace. MIRAPEX increased 51 percent in the third quarter, in part due to the impact of trade purchasing. MIRAPEX sales increased 28 percent in the first nine months. Meanwhile, sales of CABASER/DOSTINEX for Parkinson's disease and hyperprolactinemia grew 59 percent and 47 percent in the third quarter and first nine months, respectively. Sales of the Parkinson's disease drugs are growing as the company continues to take a greater share of the Parkinson's disease market.

Among the company's older products, XANAX, for anxiety, and the antibiotic CLEOCIN decreased in the quarter and year-to-date periods due to generic competition. Meanwhile, the anti-inflammatory steroid MEDROL and arthritis medication ARTHROTEC increased in the quarter due to trade inventory purchasing. On a year-to-date basis, MEDROL and ARTHROTEC have increased slightly.

On September 30, 2002, the U.S. Food and Drug Administration granted marketing approval for Pharmacia's INSPRA (eplerenone tablets), the first agent designed to selectively block aldosterone, for the treatment of high blood pressure. The approval is based on clinical trials involving approximately 3,000 patients that demonstrated the effectiveness of INSPRA in lowering high blood pressure, both alone and in combination with other anti-hypertensive therapies. The U.S. launch of INSPRA is expected to occur in 2003.

Key prescription pharmaceutical segment operating expenses, stated as a percentage of net prescription pharmaceutical sales, are provided in the table below.

                                             For The Three Months Ended       For The Nine Months Ended
                                                   September 30,                     September 30,
                                             --------------------------       --------------------------
                                                 2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------
Cost of products sold                            17.7%          18.2%             18.3%          18.8%
Research and development                         17.4           16.4              18.6           18.4
Selling, general and administrative              40.4           39.0              41.7           40.4
EBIT, before merger and restructuring *          25.3           23.4              23.1           20.6

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

Cost of products sold for the quarter and year-to-date periods ended September 30, 2002 and 2001 was $547 million and $558 million and $1.6 billion and $1.6 billion, respectively. Favorable shifts in the product mix and lower royalty costs resulted in cost of products sold as a percentage of sales improving slightly versus the prior periods.

R&D expense increased $33 million, or 7 percent, for the quarter ended September 30, 2002 versus the same period in the prior year. As a percent of sales, R&D expense increased 1 percentage point to 17 percent. The increase in expense was mainly the result of increases in development costs for CDP 870 (rheumatoid arthritis), Phase IV expenses for BEXTRA and GENOTROPIN and R&D administrative costs. Partially offsetting the impact of these increases in the current year was a $30 million 2001 payment to Orion Corporation in connection with an agreement to collaborate in the development and commercialization of deramciclane (anti-anxiety) in the U.S.

R&D spending for the year-to-date periods ending September 30, 2002 and 2001 was unchanged at $1.6 billion. For the nine-month period ended September 30, 2002, increases were realized versus the prior period for development costs primarily related to CDP 870. Additionally, Phase IV costs, mainly related to ongoing studies for BEXTRA and GENOTROPIN, and R&D administrative costs rose for the year-to-date period. Also impacting the current year period was a second quarter $30 million payment to Altana AG in connection with the acquisition of rights for the development of roflumilast, a new compound being developed for the treatment of respiratory diseases. Offsetting these increases were certain expenses in 2001 that were not present in the 2002 year-to-date period. These 2001 year-to-date expenses include $29 million related to the former plasma business that was spun off in the third quarter of 2001 under the name Biovitrum AB (Biovitrum) and first quarter costs of $67 million relating to the acquisition of Sensus Drug Development Corporation. Also, during the first quarter of 2001, the company entered into an agreement with Celltech plc for the development and promotion of CDP 870. In connection with the agreement, the company recorded an R&D expense of $50 million. During the third quarter of 2001, the company recorded the aforementioned $30 million of R&D expense for a payment to Orion Corporation in connection with an agreement to collaborate in the development and commercialization of deramciclane in the U.S.

SG&A expense increased $51 million, or 4 percent, during the third quarter ended September 30, 2002 versus the same prior year quarter. SG&A expense stated as a percentage of sales increased over the prior year quarter by 1 percentage point to 40 percent. The primary reason for the increase in SG&A for the period was due to co-marketing agreement payments relating to BEXTRA for the North American market. Additionally, increased promotional and sales force expenditures for BEXTRA, INSPRA (eplerenone tablets) and XALATAN were realized during the quarter. BEXTRA, valdecoxib tablets, was launched in April of 2002. On a year-to-date basis, SG&A increased $145 million to $3.7 billion. This represents an increase of 4 percent over the prior year period. Similar to the quarterly change, co-marketing payments relating to CELEBREX and BEXTRA were the main contributors to the increase. Also, direct sales force expenditures rose versus the prior year period in the United States, mainly relating to the April 2002 launch of BEXTRA.

Other Pharmaceuticals

                                   For the Three Months Ended          For the Nine Months Ended
                                          September 30,                      September 30,
                                 -----------------------------      -------------------------------
                                                 %                                  %
(Dollars in millions)               2002      Change      2001         2002      Change      2001
---------------------------------------------------------------------------------------------------
Sales                               $484        6 %       $455       $1,435        2 %     $1,406
Cost of products sold                183        1          181          554       (6)         591
Research and development              26      (17)          32           88      (26)         118
Selling, general and administrative  138       (5)         144          428       --          426

Sales in the company's other pharmaceuticals businesses are comprised of consumer health care (over the counter products), animal health, contract manufacturing, bulk pharmaceutical chemicals and diagnostics. Sales for the third quarter and year-to-date periods increased by 6 percent and 2 percent, respectively, compared with the prior year periods.

Sales in the consumer health care business increased for both the third quarter and year-to-date periods by 23 percent and 14 percent, respectively. The business' leading products are for the treatment of tobacco dependency and hereditary hair loss. Sales growth for the quarter and year-to-date periods was driven primarily from market share growth of NICORETTE in Canada, increased demand of tobacco dependence products in the U.S. and the acquisition of LUDEN'S during September of 2001. There was a slight decrease in the U.S. sales of ROGAINE due to non-branded competition, which was partially offset by the re-launch of the hair care therapy PROGAINE.

Sales in the animal health business increased for both the third quarter and year-to-date by 10 percent and 8 percent, respectively. Sales growth was driven by the antibiotic NAXCEL/EXCENEL, which is used to treat a variety of infections in animals. Third quarter and year-to-date sales of NAXCEL/EXCENEL increased by 24 percent to $45 million and 22 percent to $124 million, respectively.

Partially offsetting the increase in both the consumer health care and animal health care businesses was the continuing planned cutback in the contract manufacturing business.

Corporate and Other

In addition to normal corporate administrative costs, items that are not assigned to a specific business or are of a non-recurring nature are designated as corporate. Corporate items resulted in a net expense amount of $141 million in the third quarter of 2002, as compared with a net expense amount of $163 million for the third quarter of 2001.

The decrease in expense from third quarter 2001 to 2002 is primarily attributable to the decrease in merger and restructuring expenses during 2002. Third quarter 2002 merger and restructuring expenses totaled $3 million as compared with $100 million during the same period of 2001. This decrease was significantly offset by an increase in other corporate expenses, primarily compensation and benefits.

Year-to-date 2002 corporate income totaled $190 million as compared to $649 million of corporate expense for the same period in 2001. Corporate income for year-to-date 2002 includes the $661 million gain relating to the transfer of Ambien to Sanofi, $28 million gain relating to the sale of clinical study data to Boehringer Ingelheim, partially off-set by a $75 million charitable contribution to the Pharmacia Foundation and $34 million of merger and restructuring charges. The net expense during the same period of 2001 includes $276 million of merger costs and $123 million of restructuring charges. The favorable earnings impact is mainly attributable to the one-time transfer payment relating to Ambien and the decrease in merger and restructuring costs in 2002 as compared with 2001.

Net interest expense decreased $25 million to $20 million compared to $45 million net expense in the third quarter of the prior year. The quarter-to-quarter change is mainly attributable to lower U.S. interest rates on debt, coupled with repayments of long-term debt and partially offset by lower interest income. On a year-to-date basis net interest expense for 2002 decreased to $78 million, as compared with 2001 net interest expense of $102 million.

The estimated annual effective tax rate for 2002 is 24 percent, excluding merger, restructuring and certain other items. This compares with a tax rate of 25 percent for the full year 2001 and represents a 50 basis point reduction from the previously anticipated full-year tax rate for 2002. Changing the rate in the third quarter of 2002 resulted in the quarterly effective tax rate being 23.2 percent.

In October 2002, Pharmacia settled patent infringement suits with Alcon Inc. (Alcon) and Allergan Inc. (Allergan), who each manufacture products that compete with XALATAN. The cases involved disputes over patent infringement by Alcon and Allergan related to Pharmacia's intellectual property. In the settlement with Allergan, Pharmacia will receive an estimated $100-$110 million, net of amounts transferable to another licensor, and certain royalty payments on sales of Allergan's glaucoma medication. Pharmacia will also receive royalty payments from Alcon on sales of its glaucoma medication.

Merger and Restructuring Charges

The company recorded an additional $3 million of merger and restructuring charges during the third quarter of 2002. Approximately $1 million of net expense was recorded in connection with the merger and integration of former Monsanto and Pharmacia & Upjohn companies into Pharmacia Corporation. These charges are part of the comprehensive integration plan approved by the board of directors during 2000. The company also recorded $2 million of additional merger costs relating to the proposed Pfizer transaction. The $3 million recorded during the quarter is comprised of $4 million of total merger costs and a $1 million net reversal of restructuring costs. During the third quarter of 2001, the company recorded $100 million in merger and restructuring costs. The $100 million recorded on the merger and restructuring line of the consolidated statements of earnings is made up of $82 million of merger costs and $18 million in restructuring charges.

For the nine months ended September 30, 2002, the company recorded a total of $34 million of merger and restructuring costs. This total is comprised of $18 million of merger costs and $16 million of net restructuring costs. For the nine months ended 2001, the company recorded a total of $399 million in merger and restructuring expense. This total is comprised of $276 million in merger costs and $123 million in restructuring charges.

Merger Costs

The $4 million of merger costs for the quarter and the $18 million of merger costs year-to-date include costs necessary to integrate the former companies into a single organization, such as consultant, relocation and information technology integration costs. The $82 million in third quarter 2001 merger costs and $276 million in year-to-date 2001 merger costs relate to costs necessary to integrate the former companies into a single organization such as consultant fees for system and process integration, information technology integration costs, contract termination fees, employee relocation costs and other costs necessary to complete the merger.

Restructuring Costs

The $1 million of net restructuring reversals for the third quarter of 2002 relate to a $4 million charge to prescription pharmaceuticals and approximately $5 million of reversals. The $18 million of total restructuring charges during the third quarter of 2001 is comprised of $17 million associated with prescription pharmaceuticals and $1 million in connection with corporate and administrative functions.

The year-to-date 2002 restructuring amount of $16 million is comprised of $18 million relating to prescription pharmaceuticals, $3 million relating to other pharmaceuticals and reversals of $5 million. Year-to-date 2001 consists of $123 million of total restructuring charges and is comprised of $105 million associated with prescription pharmaceuticals, $16 million in connection with corporate and administrative functions and $2 million in connection with other pharmaceutical operations.

The $4 million of expense for the third quarter of 2002 relates to contract termination fees in the prescription pharmaceutical business. The $17 million of third quarter 2001 expense relating to prescription pharmaceuticals consists of $9 million relating to the involuntary separation of approximately 113 employees, $6 million associated with other exit costs and $2 million relating to the write-down of assets such as duplicative computer systems and leasehold improvements. The $18 million of year-to-date 2002 expense for prescription pharmaceuticals is made up of $5 million relating to the separation of approximately 45 employees, $9 million relating to contract and lease termination costs and $4 million relating to other exit costs. For the nine months ended September 30, 2001, the $105 million of restructuring charges relating to prescription pharmaceuticals is comprised of $72 million in connection with the separation of approximately 473 employees, $19 million resulting from asset write-downs and $14 million associated with other exit costs.

The $1 million relating to corporate and administrative functions for the third quarter of 2001 represents the separation of approximately 10 employees. For the nine months ended 2001, the $16 million charge is comprised of $11 million relating to the separation of approximately 100 employees and $5 million relating to asset write-offs.

The $3 million associated with the other pharmaceutical operations for year-to-date September 30, 2002, is in connection with the involuntary separation of approximately 35 employees. The year-to-date 2001 other pharmaceutical operations restructuring balance includes $2 million associated with the involuntary separation of approximately 10 employees.

The $5 million of reversals during the third quarter of 2002 consist of liabilities established in 1999 and 2000 relating to the Monsanto and Pharmacia & Upjohn merger. These restructuring liabilities were reversed primarily as a result of lower actual severance costs than originally estimated.

A roll-forward from year-end 2001 of restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and Pharmacia & Upjohn companies is included in the table below. As of September 30, 2002, the company has paid a total of $428 million relating to the separation of approximately 2,740 employees associated with these restructuring plans.

                                             Workforce
(Dollars in millions)                        Reductions          Other Exit Costs           Total
---------------------------------------------------------------------------------------------------
December 31, 2001                               $ 115                   $10                  $125
Year-to-date charges                                7                     9                    16
Year-to-date spending                             (83)                   (4)                  (87)
Year-to-date reversals                             (5)                   --                    (5)
---------------------------------------------------------------------------------------------------
September 30, 2002                              $  34                   $15                  $ 49
===================================================================================================

Due to the comprehensive nature of the restructuring and integration, the company anticipates the restructuring activities to continue into 2003 as Pharmacia continues to streamline operations. The company's aggregate merger and restructuring charges relating to the Pharmacia merger have been approximately $1.7 billion and the restructuring plan is expected to yield annual savings of approximately $600 million that will be reinvested into the company's operations.

Comprehensive Income (Loss)

Comprehensive income (loss) equals net earnings (loss) plus other comprehensive income (loss). For Pharmacia Corporation, other comprehensive income (loss) includes currency translation adjustments (CTA), deferred amounts for hedging purposes, unrealized holding gains and losses on available-for-sale securities
(AFS) and minimum pension liability adjustments. Comprehensive income (loss) for the three months ended September 30, 2002 and 2001, was $(757) million and $383 million, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income (loss) was $(233) million and $1.0 billion, respectively. Increases in the minimum pension liability coupled with increases in unrealized holding losses on AFS securities made up a large part of the difference between the net loss and other comprehensive loss for both the third quarter and year-to-date periods in 2002. The increase in the minimum pension liability is the result of a remeasurement of Monsanto pension plans in conjunction with the spin-off of Monsanto in August 2002. Also affecting the difference for both the third quarter and year-to-date periods in 2002, were increases in CTA as a result of certain currencies weakening against the dollar, mainly from Latin America countries.

The main contributors for the difference between net income and comprehensive income for the third quarter and year-to-date 2001 periods were increases in unrealized holding losses on AFS securities. The increase in unrealized holding losses for the third quarter of 2001 was partially offset by favorable changes in CTA as a result of certain foreign currencies strengthening against the dollar, while year-to-date 2001 reflects increases in CTA as a result of certain currencies weakening against the dollar.

Financial Condition, Liquidity, and Capital Resources

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. Until the acquisition closes, Pharmacia will continue to operate independently and does not expect a negative impact on financial condition, liquidity or sales resulting from the intention to merge.

                                                       September 30,    December 31,
(Dollars in millions)                                       2002           2001
-------------------------------------------------------------------------------------
Working capital                                            $4,244         $2,663
Current ratio                                              1.86:1         1.53:1
Debt to total capitalization                                 28.4%          20.1%

Working capital for the quarter ended September 30, 2002 increased $1.6 billion or 59 percent versus the prior year end. Similarly, the current ratio improved during the first nine months of fiscal 2002 increasing 22 percent over prior year-end levels. Increases in cash, inventories and short-term investments coupled with declines in accounts payable and other accrued expenses are the main factors contributing to the improvement. An increase in income taxes payable partially offset the overall improvement in these measures. Cash received from the transfer of Ambien and the sale of the Amersham Biosciences investment contributed to the increased cash and short-term investments at September 30, 2002. Cash outflows to purchase land and buildings in New Jersey from AT&T Corp. for $200 million in the third quarter and reduced accounts payable and other accrued liabilities during the period tempered overall cash inflows. Accounts payable and accrued liabilities decreased mainly due to timing differences of actual payments. Net gains resulting from the Amersham and Ambien transactions also contributed to the increase in income taxes payable.

During the period, there was a net decrease in total outstanding debt resulting from recurring principal payments and retirements. The debt-to-total-capitalization ratio was unfavorably affected during the period by the distribution of the remaining 84% of Monsanto common stock through a dividend to the shareholders of Pharmacia common stock. The special dividend was charged against retained earnings, thereby significantly reducing shareholders' equity.

During the second quarter, the company completed the transfer of Ambien to Sanofi. In connection with the transfer, the company received a one-time payment of $671 million. The company will use these funds for general corporate purposes.

For the nine months ended September 30, 2002, $620 million of Pharmacia shares were repurchased under the $3.0 billion stock buy-back program. Since inception of the program in the fourth quarter of 2001, $1.5 billion of company shares have been acquired. Shares repurchased through the buy-back program are used principally to fund employee benefit programs. The buy-back program has been suspended since the company entered into a definitive merger agreement with Pfizer.

During the first quarter of 2002, the company completed the sale of its minority interest in Amersham Biosciences. Proceeds received from the sale of these shares were $1.0 billion. The company will use the funds for general corporate purposes.

Qualified U.S. pension plan funding requirements for the 2002 plan year are estimated to be approximately $65 million. This amount may be contributed any time prior to September 2003. Consideration is being given to making a voluntary contribution in the fourth quarter of 2002. It is expected that additional funding may be required in future periods, but the amounts have not yet been calculated. Also, the company may choose to make contributions in excess of the required amounts.

During the fourth quarter of 2002, the company intends to fund a trust to satisfy certain employee benefit payment obligations as a result of the planned merger with Pfizer. This will be a revocable trust and the funding may be retrieved if the planned merger with Pfizer does not close. The expected $350 - $400 million that will be invested in the trust will be restricted and not available for general corporate purposes. However, the company's liquidity will not be significantly affected and future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions and dividend payments as approved by the board of directors for the foreseeable future.

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

Discovery has been completed in the lawsuit. A September 2002 Report and Recommendation (September Report) issued by the magistrate judge in the case granted Lehman's and Hercules' motion for judgment on the pleadings. The company has filed objections to the September Report and those objections have not been ruled upon. An October 2002 Report and Recommendation (October Report) granted in part and denied in part the company's motion for summary judgment. The company has filed objections to that portion of the October Report that denied its motion. Those objections have not been ruled upon. There is no trial date in the matter, as the judge originally handling the action resigned from the bench and has not yet been replaced.

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

Pursuant to the Separation Agreement between Pharmacia and Monsanto, as amended (the "Separation Agreement"), Monsanto assumed and agreed to indemnify Pharmacia for liabilities related to the agricultural business. In addition, in the proceedings where the company is the defendant, Monsanto will indemnify the company for costs, expenses and any judgments or settlements; and in the proceedings where the company is the plaintiff, Monsanto will pay the fees and costs of, and receive any benefits from, the litigation. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation including indemnifying Pharmacia for costs, expenses and any judgments or settlements.

In connection with the spin-off of Solutia Inc. (Solutia) on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the former Monsanto chemical businesses pursuant to the Distribution Agreement, as amended (the "Distribution Agreement"). As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgments or settlements.

As a result, Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

Pursuant to the terms of the amended Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia.

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

Extraordinary Items

During the first quarter of 2002, the company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1.0 billion. The investment basis as of March 2002 was $227 million. The sale resulted in a gain of $649 million (net of taxes of $124 million). The gain has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" because the sale of this investment took place within the two-year period following the merger of Pharmacia & Upjohn and former Monsanto which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

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

Through a private transaction occurring on June 29, 2001, the company retired debt related to adjustable conversion-rate equity securities in the principal amount of $700 million. Premium on the debt and other direct costs of $8 million (net of taxes of $5 million) were accrued as an extraordinary item. The physical settlement, including the exchange of cash, occurred in July 2001.

Discontinued Operations

Monsanto

On November 28, 2001, the Pharmacia board of directors approved a formal plan to distribute to Pharmacia shareholders the shares of Monsanto common stock held by the company, in a tax-free spin-off transaction.

On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia shareholders of record on July 29, 2002. In order to effect the distribution, the Pharmacia board of directors declared a special dividend of the 220 million shares of Monsanto common stock held by the company which, as of July 29, 2002, represented approximately 84% of Monsanto's outstanding common stock. Each Pharmacia shareholder received .170593 shares of Monsanto common stock for each share of Pharmacia stock owned on the record date. The shares were distributed at the close of business on August 13, 2002.

In connection with the spin-off of Monsanto, Pharmacia recorded a loss from discontinued operations of $928 million which was comprised of $53 million of net income from discontinued operations offset by an impairment loss of $981 million calculated by comparing the net assets of Monsanto recorded on Pharmacia's books to Monsanto's fair value based upon the closing stock price on August 13, 2002 of $15.81.

On September 1, 2000, the company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also lease research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. These services are continuing beyond August 13, 2002.

Other

In the third quarter and year-to-date period of 2002, the company recorded an additional $4 loss from discontinued operations in connection with the sale of the artificial sweetener ingredient business that occurred in 2000. The majority of the $8 million loss from other discontinued operations recorded in the year-to-date 2001 period consisted of legal and related costs also in connection with the sale of the artificial sweetener ingredient business. There were no net sales included in the company's consolidated financial statements during the quarters ended September 30, 2002 and 2001 related to other discontinued businesses.

Agreements with Sanofi~Synthelabo

Pursuant to previously existing agreements, the company had rights from Sanofi to manufacture, sell and market two products in North America: Ambien and Kerlone. Ambien is a prescription medicine used in the treatment of sleep disorders including insomnia. Kerlone, also a prescription medicine, is used in the treatment of hypertension and cardiovascular disease.

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

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized when future settlement was probable. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 146 on January 1, 2003.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections". Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the company's consolidated statements of earnings, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The company is evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 145 on January 1, 2003.

On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance which required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date. There was no material impact on the company's consolidated financial statements due to the adoption of these rules.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its consolidated financial statements and will adopt SFAS No. 143 on January 1, 2003.

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

Monsanto also adopted SFAS No. 142 as of January 1, 2002, and an impairment analysis resulted in the recognition of a $1.8 billion net-of-tax loss related to the corn and wheat reporting units. As required by the accounting pronouncement, the loss was recorded as a cumulative effect of accounting change, net of tax, effective as of January 1, 2002. Earnings results for Pharmacia have been restated for the first quarter of 2002 to reflect its $1.5 billion portion of the loss based on Pharmacia's then approximately 85% ownership of Monsanto. The impairment charge had no effect on Pharmacia's or Monsanto's liquidity or cash flow.

The Emerging Issues Task Force Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer" codified several individual issues regarding the recognition and classification of payments between a vendor and a customer. Of the codified issues, only two topics were applicable to the company: sales incentives and payments to resellers. The company adopted the guidance for sales incentives (coupons) prospectively as allowed under the rules, on January 1, 2001 and for payments to resellers on January 1, 2002. In both cases, the impact of adoption to the company was insignificant and accordingly prior period financial statements were not reclassified.

Intention to Merge with Pfizer

On July 13, 2002, the company entered into a definitive merger agreement with Pfizer. In accordance with the agreement, each Pharmacia shareholder of record on the closing date will receive 1.4 shares of Pfizer stock for each share of Pharmacia stock owned. It is estimated that the shares of Pfizer common stock to be issued to Pharmacia shareholders in the merger will represent approximately 23 percent of the outstanding Pfizer common stock after the merger on a fully diluted basis. The closing of the transaction is contingent upon an affirmative vote by Pharmacia and Pfizer shareholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. Until the closing date, which is targeted to close by year-end (although the final regulatory review process may result in a delay until early in the first quarter of 2003), Pharmacia will continue to operate independently of Pfizer.

On October 21, 2002, the SEC declared effective Pfizer's Registration Statement on Form S-4 in connection with the proposed acquisition of Pharmacia Corporation. This Regisration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a meeting for shareholders to take place on December 9, 2002 to vote on the proposed acquisition. Pfizer's shareholder meeting is scheduled to occur on December 6, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There are no material changes related to market risk from the disclosures in Pharmacia Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Pharmacia's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

References to Pharmacia throughout Part II, Item I will include "former Monsanto" when referring to the pre-merger activities of the former Monsanto Company. References to "Monsanto" or "new Monsanto" refers to Monsanto Company, Pharmacia's former agricultural subsidiary which was spun-off by Pharmacia to its shareholders on August 13, 2002.

Pursuant to the Separation Agreement between Pharmacia and Monsanto, as amended (the "Separation Agreement"), Monsanto assumed and agreed to indemnify Pharmacia for liabilities related to the agricultural business. In addition, in the proceedings where the company is the defendant, Monsanto will indemnify the company for costs, expenses and any judgments or settlements; and in the proceedings where the company is the plaintiff, Monsanto will pay the fees and costs of, and receive any benefits from, the litigation. Therefore, Pharmacia may remain the named party in certain legal proceedings, but Monsanto will manage the litigation including indemnifying Pharmacia for costs, expenses and any judgments or settlements.

Monsanto has notified the U.S. Securities and Exchange Commission's staff of certain books and records and compliance irregularities involving Monsanto's Indonesian affiliate companies and certain of their foreign national employees.

In connection with the spin-off of Solutia Inc. ("Solutia") on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the former Monsanto chemical businesses pursuant to the Distribution Agreement, as amended (the "Distribution Agreement"). As a result, Pharmacia remains the named defendant in certain legal proceedings but Solutia manages the litigation and pays all costs, expenses and any judgments or settlements.

Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

Pursuant to the terms of the Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental and other liabilities assumed by Solutia.

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

The States of Nevada, Montana and Minnesota have sued the company, in their respective state courts, alleging that the company manipulated the "average wholesale price" ("AWP") of Medicare Part B "Covered Drugs," causing the states' respective Medicaid agencies, and their respective Medicare and Medicaid beneficiaries, among others, to pay artificially inflated prices for "Covered Drugs." In addition, the Nevada and Montana suits allege that the company did not report to the states its "best price" under the Medicaid Program. Each of the suits alleges various causes of action, including, but not limited to, deceptive trade practices and Medicaid fraud, purportedly sounding in state law. The suits seek monetary and other relief, including civil penalties and treble damages. The company believes that the claims stated in these lawsuits are not actionable and are without merit. The company will vigorously contest them.

In addition, the company has been named in the following self-styled class action lawsuits, brought by private individuals, public interest groups and employee welfare benefit plans in which similar allegations of AWP manipulation have been made: Board of Trustees of Carpenters and Millwrights of Houston and Vicinity Welfare Trust Fund v. Abbott Laboratories, Inc., et, al., 5:01 CV 339 (E.D.Tex.); Citizens for Consumer Justice, et. seq. v. Abbott Laboratories, et. al., C.A. No. 01-12257 (D. Mass.); Congress of California Seniors, et. al. v. Abbott Laboratories, et. al., BC282102 (Ca. Sup. Ct., Los Angeles Co.); Geller
v. Abbott Laboratories, et. al., CV 02-00553 (C.D. Cal.); Rice v. Abbott Laboratories, et. al., C 02-3925 (N.D. Cal.); Robinson and Hudson v. Abbott Laboratories, et. al, CV02-0493-S (W.D.La.); Swanston v. TAP Pharmaceutical Products Inc., et. al., CV2002-004988 (Az. Sup. Ct., Maricopa Co.); Thompson v. Abbott Laboratories, et. al., CGC-02-411813 (Ca. Sup. Ct., San Francisco Co.); Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., et. al., 02 CV 2002 (E.D.Pa.); Turner v. Abbott Laboratories, et. al., 412357 (Ca. Sup. Ct., San Francisco Co.); United Food and Commercial Workers Unions, et. seq. v. Pharmacia Corporation, et. al., 3:01 CV 5427 (D.N.J.); and Virag v. Allergan, Inc., et. al, BC282690 (Ca. Sup. Ct., Los Angeles Co.).

Typical claims asserted in these suits include fraud, unfair competition and unfair trade practices. Some of the suits assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Some suits assert antitrust claims. The suits seek various measures of injunctive, monetary and other relief, including civil penalties and treble damages. The company believes that the claims stated in these lawsuits are not actionable and are without merit. The company will vigorously contest them. All of the private plaintiff lawsuits, with the exception of the Swanston suit in Arizona state court, have been consolidated for pretrial purposes and transferred to the federal district court for Massachusetts, in the multidistrict litigation captioned, In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, Master File No. 01-CV-12257-PBS (D. Mass.). On November 4, 2002, the company joined the other defendants in the MDL 1456 in moving to dismiss all claims asserted against defendants in the master consolidated complaint. Briefing on that, and related, motions in the case is expected to be completed in 2002, and oral argument of the motions is scheduled for January 2003. During this same period, defendants will be providing limited discovery to the plaintiffs.

The Montana and Nevada suits have been removed to those states' respective federal courts and transferred to MDL 1456. The company also has removed the Minnesota suit to federal court and sought transfer of the suit to MDL 1456. The magistrate judge in the Minnesota suit issued a September 2002 Report and Recommendation (Report) granting plaintiff's motion to remand the suit to state court. The company has filed objections to the Report and those objections have not yet been ruled upon by the district court judge.

On July 15, 2002, a suit was filed in the Chancery Court in Delaware on behalf of a purported class of Pharmacia's shareholders against the company, Pharmacia directors and Pfizer Inc., alleging that the price to be paid for Pharmacia's shares is inadequate as a result of the Pharmacia's directors' breach of their fiduciary duties to the shareholders of Pharmacia and that Pfizer is alleged to have aided and abetted the alleged breach. The complaint, which Pfizer and Pharmacia believe to be without merit, seeks damages and to enjoin the merger.

On the same date, a second suit was filed in the Chancery Court in Delaware against the company and Pharmacia directors, alleging that the price to be paid for Pharmacia's shares is inadequate as a result of the Pharmacia directors' breach of their fiduciary duties to the shareholders of Pharmacia. The complaint, which Pharmacia believes to be without merit, seeks damages and to enjoin the merger.

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

External pressures: Social, legal, political and governmental developments, especially those relating to health care reform, pharmaceutical pricing and reimbursement, patient privacy, and tax laws.

Economic conditions: Changes in foreign currency exchange rates or in general economic or business conditions including inflation and interest rates.

Business combinations: Acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the company's structure, including the proposed merger with Pfizer which is subject to regulatory and shareholder approval; business combinations among the company's competitors and major customers could affect our competitive position.

Accounting policies and estimates: Changes to accounting standards or generally accepted accounting principles, which may require adjustments to financial statements and may affect future results.

Such other factors that may be described elsewhere in this Report or in other company filings with the U.S. Securities and Exchange Commission.

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits - See the Exhibit Index

(b) Reports on Form 8-K during the quarter ended on September 30, 2002 were filed on August 2, 2002 pursuant to Item 5 (Other Events); August 13, 2002 pursuant to Item 9 (Regulation FD Disclosure); August 16, 2002 pursuant to
     Item 2 (Disposition of Assets); and filed subsequent to the effective date of this report on October 22, 2002 pursuant to Item 5 (Other Events).

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PHARMACIA CORPORATION

                                                          (Registrant)



DATE:  November 14, 2002                              /s/ R. G. Thompson
                                                      -----------------
                                                      R. G. Thompson
                                                      Senior Vice President
                                                      and Corporate Controller

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred Hassan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pharmacia
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                 /s/ Fred Hassan
                                 ---------------

                                   Fred Hassan
                      Chairman & CEO, Pharmacia Corporation

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Subscribed and sworn to before me this 8th day of November 2002.

/s/ Cecilia Rueda-Stephens
-----------------------------
Notary Public of New Jersey

My Commission Expires:  February 23, 2004

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher J. Coughlin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pharmacia
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                           /s/ Christopher J. Coughlin
                           ---------------------------
                             Christopher J. Coughlin
              Executive Vice President & CFO, Pharmacia Corporation

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Subscribed and sworn to before me this 7th day of November 2002.

/s/ Deborah Rein
----------------
Notary Public of New Jersey

My Commission Expires:  January 13, 2004

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number       Description

------       ---------------

    4.       Omitted - Inapplicable

10(1)        Amended Employment Agreement with Tim G. Rothwell, dated July 12,
             2002.

10(2)        Amended Employment Agreement with Dr. Philip Needleman, dated July
             12, 2002.

10(3)        Amended Employment Agreement with Carrie S. Cox, dated July 18,
             2002.

10(4)        Amended Employment Agreement with Dr. Goran Ando, dated July 12,
             2002.

10(5) Amended and Restated Founders Performance Contingent Shares Program, effective September 17, 2002.

10(6) Amended and Restated Long-Term Performance Share Unit Incentive Plan, effective July 9, 2002.

10(7) Amended and Restated Pharmacia Corporation Operations Committee Incentive Plan, effective July 9, 2002.

10(8) Amended and Restated Pharmacia Corporation Cash Long-Term Incentive Plan, effective July 9, 2002.

   11. Omitted - Inapplicable; see Note G of Notes to Financial Statements on page 14.

   15.       Omitted - Inapplicable

   18.       Omitted - Inapplicable

   19.       Omitted - Inapplicable

   22.       Omitted - Inapplicable

   23.       Omitted - Inapplicable

   24.       Omitted - Inapplicable