Form 10-K
period 2002-12-31
PHARMACIA CORP /DE/
filed 2003-03-25
CIK 67686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

    Registrant's telephone number,
         including area code:                      888/768-5501

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE -- Composite Transactions closing price on March 18, 2003 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $54 billion.

The number of shares of Common Stock, $2.00 par value, outstanding as of March 18, 2003 is 1,295,751,796 shares.

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

These forward-looking statements are based on the information that was currently available to the Company, and the expectations and assumptions that were deemed reasonable by the Company, at the time when the statements were made. The Company does not undertake any obligation to update any forward-looking statements in this Report or in any other communications of the Company, whether as a result of new information, future events, changed assumptions or otherwise and all such forward-looking statements should be read as of the time when the statements were made, and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

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

Restrictions on marketing: Restrictions on promotion in patient populations as a result of the U.S. Food and Drug Administration ("FDA") warning letters on promotional materials could effect sales of the Company's products and could lead to holds on current and future New Drug Applications and supplements filed with the FDA.

Legal claims: The Company's ability to secure and defend its intellectual property rights; the Company's involvement in numerous lawsuits including product liability claims, antitrust litigation, environmental concerns, commercial disputes, any of which could affect the Company's profits or ability to sell and market its products. In addition, in connection with the separation of the agricultural business from the pharmaceutical business on September 1, 2000, Monsanto assumed, and agreed to indemnify Pharmacia Corporation for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses, including any liabilities that Solutia Inc. had assumed from Pharmacia in connection with the spin-off of Solutia on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This includes among other things, litigation, environmental and retiree liabilities that were assumed by Solutia.

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

Business combinations: Acquisitions, divestitures, mergers, restructurings or strategic initiatives that change the Company's structure, including the proposed merger with Pfizer Inc. ("Pfizer") which is subject to regulatory approval; business combinations among the Company's competitors and major customers could affect our competitive position.

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

     On November 28, 2001, the Company announced plans to spin-off its remaining interest in Monsanto by means of a special tax-free dividend. The dividend was paid on August 13, 2002, to holders of record of shares of Pharmacia common stock that were issued and outstanding as of the close of business on July 29, 2002, the record date. Each such holder of record received 0.170593 of a share of Monsanto common stock for each outstanding share of Pharmacia common stock. As a result, Monsanto has been reclassified as discontinued operations in the consolidated financial statements and notes of Pharmacia and is referred to in this report as "Discontinued Operations". See the discussion of Discontinued Operations in Note 8, to our financial statements.

     On July 13, 2002, the Company entered into a definitive merger agreement with Pfizer. In accordance with the agreement, each Pharmacia shareholder of record on the closing date will receive 1.4 shares of Pfizer stock for each share of Pharmacia stock owned. It is estimated that the shares of Pfizer common stock to be issued to Pharmacia shareholders in the merger will represent approximately 23 percent of the outstanding Pfizer common stock after the merger on a fully diluted basis. Until the closing date, which is anticipated to occur in April 2003, Pharmacia will continue to operate independently of Pfizer. The closing of the transaction is contingent upon approval by certain regulatory authorities including the U.S. Federal Trade Commission.

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

     Comparative segment sales and the percentage change in sales and sales by business segment for 2002, 2001, and 2000 are given in the table entitled Sales by Segment in the Management, Discussion and Analysis section on page 14 of this document. A comparison of the sales and percentage change in sales of our major products for 2002, 2001 and 2000 are given in the table entitled Sales of Top Products in the MD&A section on page 15 of this document.

     All product names, indicated in CAPS throughout this document, are trademarks owned by, or licensed to, the Company, except that AMBIEN and KERLONE are registered trademarks of Sanofi-Synthelabo, Inc.; CAMPTOSAR is a registered trademark of Yakult Honsha Co., Ltd.; VIOXX is a registered trademark of Merck & Co.; and PLETAL is a registered trademark of Otsuka America Pharmaceuticals, Inc.

Prescription Pharmaceuticals

     The Company's leading prescription products, include CELEBREX, BEXTRA, XALATAN, GENOTROPIN, CAMPTOSAR, DETROL / DETROL LA and ZYVOX.

     CELEBREX, the first cyclooxygenase-2 (COX-2) specific inhibitor, is a nonsteroidal anti-inflammatory drug and the world's top selling prescription arthritis medication. CELEBREX is used for the treatment of osteoarthritis, adult rheumatoid arthritis, acute pain and primary dysmenorrhea. CELEBREX is now available in over 70 countries. CELEBREX is co-promoted (or, where required by law, co-marketed) by Pfizer in the U.S. and Europe, and will be co-promoted by Yamanouchi when approved in Japan. In December 2002, Yamanouchi and Pharmacia submitted an NDA in Japan for celecoxib. The principal competitor to CELEBREX is VIOXX, another COX-2 specific inhibitor, sold by Merck & Co., which competes by claiming faster onset of relief. In 2001, the FDA issued an approval letter for revised labeling for CELEBREX in response to a supplemental New Drug Application
(NDA) seeking labeling changes based on a study comparing CELEBREX to other nonsteroidal anti-inflammatory drugs. In 2001, the FDA issued a "Not Approvable" letter for parecoxib sodium, the first injectable COX-2 specific inhibitor. During 2002, parecoxib sodium was launched in the EU and other countries under the name DYNASTAT.

     BEXTRA is an oral, second-generation COX-2 specific inhibitor, for use in the treatment of the signs and symptoms of osteoarthritis and adult rheumatoid arthritis, as well as primary dysmenorrhea. BEXTRA was launched in the United States in April 2002 and is co-promoted (or, where required by law, co-marketed) by Pfizer in the U.S. and Europe. Approval of BEXTRA for acute pain is being sought. In 2001, the Company entered into an agreement with Celltech Group plc for the development and promotion of Celltech's proprietary compound CDP 870. CDP 870 belongs to a new therapeutic class of medicines that shows promise in certain autoimmune and inflammatory diseases. CDP 870 is being developed as a new treatment for rheumatoid arthritis and Crohn's disease.

     XALATAN is the number one prescribed medication in the U.S. for the reduction of elevated eye pressure in open-angle glaucoma and ocular hypertension. During 2001, XALACOM, a fixed combination of XALATAN and the beta-blocker timolol, was approved in Sweden and the EU. In December 2002, XALATAN was approved in the U.S. for use as a first-line treatment of elevated eye pressure associated with open-angle glaucoma or ocular hypertension. In January 2003, the FDA advised that XALATAN will have three years of exclusivity in that indication.

     GENOTROPIN is used to treat adults with growth hormone deficiency and to treat growth failure in children with growth hormone deficiency. In 2000, GENOTROPIN was also approved for the treatment of growth failure in children with Prader-Willi Syndrome (PWS), and in 2001 it was approved for use with children who were born small for gestational age (SGA) who have not caught up in growth by age two. GENOTROPIN has been granted orphan drug status by the FDA for both PWS and SGA. Adding to the Company's endocrine treatment business, in early 2001, the Company completed its acquisition of Sensus Drug Development Corporation, which has filed a NDA with the FDA for pegvisomant, a growth hormone receptor antagonist. Pegvisomant is being reviewed for the treatment of acromegaly, a life-threatening disorder caused by overproduction of growth hormone. In 2001, the FDA issued an approvable letter for pegvisomant as a second-line therapy. In November 2002, the European Commission granted the first approval for SOMAVERT, the tradename for pegvisomant.

     CAMPTOSAR, a first-line therapy in metastatic colorectal cancer, is the leading treatment for colorectal cancer in the U.S. The product was in-licensed from Yakult Honsha Co., Ltd. for marketing in the U.S. In addition to CAMPTOSAR, the Company markets several other oncology drugs. PHARMORUBICIN is one of the most commonly used treatments for breast cancer in Europe, and it is marketed under the trade name ELLENCE in the U.S. for the adjuvant treatment of patients with breast cancer. AROMASIN, an oral hormonal drug that blocks the production of estrogen, was launched during 2000 in the U.S. and in key markets in Europe and Latin America as a second-line breast cancer treatment. The Company's subsidiary, Sugen, Inc., has developed proprietary technology platforms to identify small molecule drugs that target specific cellular signal transduction pathways and may have oncological or other therapeutic uses. Pharmacia announced on February 8, 2002, that it was closing its SU5416 clinical trial program in colorectal cancer because the study will not achieve the defined trial endpoint. Sugen continues to explore growth factor receptor targets and anti-angiogenic therapy for the treatment of cancer.

     DETROL/DETRUSITOL is the world's leading branded therapy for overactive bladder. DETROL LA, a once-daily therapy for the treatment of overactive bladder, was launched in the U.S. in January 2001, and has been launched in Europe under various brand names including DETRUSITOL SR.

     ZYVOX, launched in the U.S. in 2000, in the U.K. in early 2001 and throughout Europe later in 2001, is indicated for the treatment of patients with severe gram-positive infections. ZYVOX is the lead compound in the oxazolidinone class of antibiotics, the first of a completely new class of antibiotics to be introduced in more than 30 years. ZYVOX augments the Company's existing line of antibiotics, including the CLEOCIN/DALACIN line. In December 2002, the FDA approved a supplemental New Drug Application (sNDA) for ZYVOX (linezolid injection, tablets and for oral suspension) for the treatment of gram-positive infections in infants and children, which include complicated skin and skin structure infections and nosocomial (hospital-acquired) pneumonia. These infections are increasingly caused by resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) and are becoming a significant health threat to children and infants both within and outside the hospital. The FDA approval for ZYVOX also included the treatment of community-acquired pneumonia, uncomplicated skin and skin structure infections and vancomycin-resistant Enterococci faecium (VREF) in infants and children.

     AMBIEN, the leading short-term treatment for insomnia in the U.S., was in-licensed from Sanofi-Synthelabo under terms that allowed Sanofi-Synthelabo to reacquire all rights to the product in April 2002. Commencing January 1, 2002, Sanofi-Synthelabo assumed sales and marketing responsibility for AMBIEN. On April 16, 2002, the Company transferred the rights to AMBIEN to Sanofi-Synthelabo, pursuant to previously existing agreements. In connection with the transfer, the Company received a one-time payment of approximately $671 million (pre-tax).

     The FDA recently approved an NDA for INSPRA (eplerenone tablets) for the treatment of hypertension. INSPRA is being developed as a once-daily therapy designed to specifically block the effects of the hormone aldosterone. Aldosterone is a key component within the RAAS (renin angiotensin aldosterone system) and plays a significant role in the body's regulation of the cardiovascular system. In addition, a major clinical study evaluating INSPRA succeeded in meeting both of its primary endpoints according to results of the Eplerenone Post-AMI Heart Failure Efficacy and Survival Study (EPHESUS). The primary endpoints of the study were mortality from any cause and mortality or hospitalization from cardiovascular causes. Based on the results of EPHESUS, the Company plans to submit a sNDA to the FDA for INSPRA in the treatment of post-myocardial infarction heart failure during the first half of 2003.

Other Pharmaceuticals

Consumer Health Care

     The consumer health care business consists of self-medication products that are available to consumers over-the-counter without a prescription, including the NICOTROL (U.S.) and NICORETTE (ex-U.S.) line of products to treat tobacco dependency and ROGAINE (REGAINE outside the U.S. and Canada) products for the treatment of hereditary hair loss.

     During the third quarter of 2001, the Company acquired the LUDEN'S throat drop product and certain related assets from Hershey Foods Corporation. The acquisition included manufacturing equipment and other assets.

Animal Health

     The animal health business produces and markets both pharmaceuticals and feed additives for livestock (food animals) and pets (companion animals), including NAXCEL/EXCENEL, an antibiotic used to treat a variety of cattle and swine infections, and LINCOMIX/LINCO-SPECTIN, an antibiotic used to treat swine and poultry infections. In the United States, 2002 marked the achievement of a new metritis indication for EXCENEL RTU and a new ileitis indication for LINCOMIX. In addition, the animal health business launched the EAZI-BREED CIDR cattle insert, a device used for pregnancy management in beef cows, beef heifers and dairy heifers. EAZI-BREED and CIDR are trademarks of InterAg, Hamilton, New Zealand.

Diagnostics and Contract Manufacturing

     The diagnostics business is the world leader in the sale of in vitro allergy diagnostic equipment.

Bulk Pharmaceutical Chemicals

     The Pharmacia Center Source business develops, manufactures and markets certain bulk pharmaceutical chemicals and selected specialty chemicals to third parties.

Biotechnology Investments

     The Company's biotechnology investments includes a 19% ownership of Biovitrum AB. Biovitrum develops protein therapeutics and drugs to treat metabolic diseases. In addition, the Company holds a 41% ownership of Biacore International AB, which develops, manufactures and markets advanced scientific instruments employing affinity-based biosensor technology. The Company also holds a minority equity position in Active Biotech AB which is developing drugs to treat multiple sclerosis and cancer.

     In March 2002, the Company sold its entire 45% ownership of Amersham Biosciences Limited to Amersham plc for $1 billion.

Discontinued Operations

     The agriculture business conducted by Monsanto consisted of two principal business units: agricultural productivity and seeds and genomics. On August 13, 2002, the Company distributed its remaining interest in Monsanto to its shareholders. See the discussion of Discontinued Operations in Note 8, to our financial statements.

                            RESEARCH AND DEVELOPMENT

     The Company's pharmaceutical research and development ("R&D") efforts focus on discovering or licensing and developing new innovative pharmaceuticals offering high therapeutic benefits in areas where the Company believes it can establish a leading global position.

     The Company's total expenses for R&D in all pharmaceutical businesses were:
$2.4 billion in 2002; $2.4 billion in 2001; and $2.2 billion in 2000.

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

     The U.S. Congress is considering several major proposals that could affect the current pricing structure for our products. Key initiatives in the legislative arena which could materially affect our business include Medicare reform to expand prescription drug coverage, reforms to accelerate approval of generic manufacturers' products, possible reimportation of drugs from other countries, and possible reforms to the reimbursement system for drugs currently covered by Medicare.

     Under the current law, the Company must provide rebates to state Medicaid agencies for prescriptions reimbursed by Medicaid in order to allow the states the benefit of the lowest price at which the Company sold the product. In the past few years, several states have adopted programs to reduce the drug component of the state's health costs by increasing the amount of the rebate required by federal law, and through various programs including imposing constraints on a patient's ability to obtain higher cost branded pharmaceutical products without obtaining prior authorization by the physician. While the industry is currently challenging certain aspects of these programs, the programs could decrease or restrict the usage of the Company's products. Similarly, supplemental rebates could lead to significantly lower reimbursement for our products or potentially lower drug utilization. Additionally, certain states have sought, or are likely to seek, rebates for drug benefit programs that include patient populations that are not covered by, or eligible for, Medicaid, also creating potential downward pressure on profitability or possible restrictions on drug utilization.

     Outside the U.S., the pharmaceutical industry is also heavily regulated and subject to similar regulatory and legislative issues. The EU has a central approval process for all member states governed by the European Medicines Evaluation Agency. Because the legislative and regulatory environment continues to evolve in the U.S. and abroad, it is difficult to predict the impact of those changes on the Company.

     The Company is also subject to the jurisdiction of several other agencies including the U.S. Department of Justice and the Office of Inspector General, which have the ability to impose civil and criminal sanctions. Among other things, these agencies have jurisdiction over antitrust and anti-kickback laws that impose additional regulation on the pharmaceutical industry.

                                    EMPLOYEES

     The Company has approximately 43,000 employees worldwide. The number of employees is continually changing based on realignment of operations and workforce needs.

     The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.

                     CUSTOMERS AND DISTRIBUTION OF PRODUCTS

     The Company's products are sold throughout the world to a wide range of customers including pharmacies, hospitals, chain warehouses, governments, physicians, wholesalers and other distributors. Although the majority of the Company's customers contribute individually immaterial amounts of sales volume, three U.S. wholesalers individually constitute more than 10 percent in aggregate of the Company's total sales.

                         SEASONALITY AND WORKING CAPITAL

     Seasonality does not materially affect sales of pharmaceutical products or working capital.

                       RAW MATERIALS AND ENERGY RESOURCES

     The Company is a significant purchaser of a variety of basic and intermediate raw materials. The Company is not dependent on any one supplier for raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. However, additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations.

                             PATENTS AND TRADEMARKS

     The Company believes that the patents, trademarks and other intellectual property owned or licensed by the Company, taken as a whole, are material to its business.

     The Company's major pharmaceutical products are protected by patents with substantial remaining life. CELEBREX is protected by a U.S. patent until 2013; XALATAN until 2011; CAMPTOSAR until 2007; DETROL until 2012; ZYVOX until 2014; and BEXTRA until 2015. GENOTROPIN is no longer exclusively protected by a compound patent, but the Company has patented proprietary compositions until 2015 and delivery devices until 2008. In addition, the Company has received orphan drug exclusively for GENOTROPIN for two indications (PWS and SGA).

     See the discussion in Item 3 "Legal Proceedings" below for a description of litigation relating to the patents for the Company's products.

                            INTERNATIONAL OPERATIONS

     The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 2002 amounted to 45% of the Company's total worldwide sales.

     For a geographic breakdown of sales and long-lived assets, see the discussion of Segment Information in Note 22 to our financial statements.

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

     For a more detailed discussion of the risks relating to the effects of changes in foreign-currency exchange rates and interest rates and the way we monitor and manage these risks as an integral part of our overall risk-management program, please see Note 10 to our financial statements, Derivative Instruments and Hedging Activities.

                              ENVIRONMENTAL MATTERS

     The Company is subject to extensive environmental legislation and regulation, requiring substantial environmental compliance costs, including capital expenditures related to future production. Projects related to the prevention, mitigation and elimination of environmental effects are implemented worldwide.

     Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, estimated capital expenditures for environmental protection in 2002 were $15 million and are estimated to be approximately $33 million in 2003. Operating expenses for compliance with environmental protection laws and regulations in 2002 are estimated to have been in excess of $51 million. Management estimates that such operating expenses will be in excess of $52 million in each of years 2003 and 2004. Upon completion of the merger with Pfizer in 2003, Pharmacia will be a wholly-owned subsidiary of Pfizer.

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

     Under the terms of the Separation Agreement between the Company and Monsanto, Monsanto is responsible for remediation liabilities at existing and former manufacturing locations and certain off-site disposal and formulation facilities primarily related to the agricultural business or the former chemical businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc., the former chemical business of Pharmacia, assumed from Pharmacia in connection with its spinoff on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those facilities. See the discussion in Item 3 "Legal Proceedings" below for a description of the agreements with Solutia and Monsanto.

                     AVAILABILITY OF COMPANY INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, http://www.pharmacia.com/investor/filings.asp, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Pharmacia Investor Relations, 100 Route 206 North, Peapack, NJ 07977.

Item 2. Properties

     The Company's pharmaceutical businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Skokie, Illinois; St. Louis, Missouri; South San Francisco, California; Stockholm and Helsingborg, Sweden; Milan, Italy; Puurs, Belgium; Japan and Puerto Rico.

     The Company's pharmaceutical headquarters are located in Bedminster, Bridgewater and Peapack, New Jersey. In 2002, the Company purchased a new site for its pharmaceutical headquarters from AT&T Corporation, located in Basking Ridge, New Jersey. In light of the Pfizer acquisition, future use of the new facility has yet to be determined. The Company believes its properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs. Please see Note 13 to the Company's financial statements, "Properties, Net", which discloses amounts invested in land, buildings and equipment.

Item 3. Legal Proceedings

     References to Pharmacia throughout will include "former Monsanto" when referring to the pre-merger activities of the former Monsanto Company. References to "Monsanto" or "new Monsanto" refers to Monsanto Company, Pharmacia's former agricultural subsidiary which was spun-off by Pharmacia to its shareholders on August 13, 2002.

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

     On November 12, 2002, Monsanto notified the U.S. Securities and Exchange Commission's staff of certain books and records and compliance irregularities involving Monsanto's Indonesian affiliate companies and certain of their foreign national employees.

     In connection with the spin-off of Solutia Inc. ("Solutia") on September 1, 1997, Solutia assumed from Pharmacia liabilities related to the Company's chemical businesses pursuant to the Distribution Agreement, as amended (the "Distribution Agreement"). As a result, Pharmacia remains the named defendant in certain legal proceedings, but Solutia manages the litigation and pays all costs, expenses and any judgments or settlements. Pursuant to the terms of the Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other liabilities assumed by Solutia pursuant to the spin-off.

     For example, Solutia has assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

     Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending appeal. Pursuant to a Protocol Agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

     On April 19, 2002, NeoPharm filed a Demand for Arbitration with the Company pursuant to the terms of the February 19, 1999 License Agreement. A contractual dispute has arisen between NeoPharm and Pharmacia involving our partnership to develop LEP (Liposomal Encapsulated Paclitaxel) and LED (Liposomal Encapsulated Doxorubicin). NeoPharm claims that Pharmacia failed to use "reasonable efforts" to develop, market and sell LEP/LED. NeoPharm is seeking specific performance and monetary damages. In May 2002, the Company filed its response and counter-claim. Discovery has been ongoing and a hearing is scheduled for May 2003.

     The States of New York, Nevada, Montana and Minnesota have sued the Company, in their respective state courts, alleging that the Company manipulated the "average wholesale price" ("AWP") of Medicare Part B "Covered Drugs," causing the states' respective Medicaid agencies, and their respective Medicare and Medicaid beneficiaries, among others, to pay artificially inflated prices for "Covered Drugs." In addition, the Nevada and Montana suits allege that the Company did not report to the states its "best price" under the Medicaid Program. Each of the suits alleges various causes of action, including, but not limited to, deceptive trade practices and Medicaid fraud, purportedly sounding in state law. The suits seek monetary and other relief, including civil penalties and treble damages.

     The Montana, Minnesota and Nevada suits have been removed to those states' respective federal courts and transferred to MDL 1456. The magistrate judge in the Minnesota suit issued a September 2002 Report and Recommendation (Report) granting plaintiff's motion to remand the suit to state court. The Company has filed objections to the Report and those objections have not yet been ruled upon by the district court judge.

     In addition, the Company has been named as a defendant in the following self-styled class action lawsuits, brought by private individuals, public interest groups and employee welfare benefit plans in which similar allegations of AWP manipulation have been made: Board of Trustees of Carpenters and Millwrights of Houston and Vicinity Welfare Trust Fund v. Abbott Laboratories, Inc., et, al., 5:01 CV 339 (E.D. Tex.), filed December 24, 2001; Citizens for Consumer Justice, et. seq. v. Abbott Laboratories, et. al., C.A. No. 01-12257 (D. Mass.) ,filed December 19, 2001; Congress of California Seniors, et. al. v. Abbott Laboratories, et. al., BC282102 (Ca. Sup. Ct., Los Angeles Co.), filed September 24, 2001; Digel v. Abbott Laboratories, et al., CT-007717-02 (Tenn. Cir. Ct., 13th District), filed December 18, 2002; Geller v. Abbott Laboratories, et. al., CV 02-00553 (C.D. Cal.), filed October 26, 2001; Rice v. Abbott Laboratories, et. al., C 02-3925 (N.D. Cal.), filed July 12, 2002; Robinson and Hudson v. Abbott Laboratories, et. al, CV02-0493-S (W.D. La.), filed March 13, 2002; Swanston v. TAP Pharmaceutical Products Inc., et. al., CV2002-004988 (Az. Sup. Ct., Maricopa Co.), filed March 15, 2002; Thompson v. Abbott Laboratories, et. al., CGC-02-411813 (Ca. Sup. Ct., San Francisco Co.), filed August 23, 2002; Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., et. al., 02 CV 2002 (E.D. Pa.), filed April 10, 2002; Turner v. Abbott Laboratories, et. al., 412357 (Ca. Sup. Ct., San Francisco Co.), filed September 9, 2002; United Food and Commercial Workers Unions, et. seq. v. Pharmacia Corporation, et. al., 3:01 CV 5427 (D.N.J.), filed November 19, 2001; and Virag v. Allergan, Inc., et. al, BC282690 (Ca. Sup. Ct., Los Angeles Co.), filed October 3, 2002. Typical claims asserted in these suits include fraud, unfair competition and unfair trade practices. Some of the suits assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Some suits assert antitrust claims. The suits seek various measures of injunctive, monetary and other relief, including civil penalties and treble damages.

     All of the private plaintiff lawsuits referred to in the preceding paragraph, with the exception of the Swanston suit in Arizona state court, have been consolidated for pretrial purposes and transferred to the federal district court for Massachusetts, in the multidistrict litigation captioned, In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, Master File No. 01-CV-12257-PBS (D. Mass.). On November 4, 2002, the Company joined the other defendants in the MDL 1456 in moving to dismiss all claims asserted against defendants in the master consolidated complaint. Oral argument of the motion was held on January 13, 2003. The judge indicated that her ruling would come in the next 90 days. During this same period, defendants will be providing limited discovery to the plaintiffs.

     On July 15, 2002, a suit was filed in the Chancery Court in Delaware on behalf of a purported class of Pharmacia's shareholders against the Company, Pharmacia directors and Pfizer, alleging that the price to be paid for Pharmacia's shares is inadequate as a result of the Pharmacia's directors' breach of their fiduciary duties to the shareholders of Pharmacia and that Pfizer is alleged to have aided and abetted the alleged breach. The complaint, which Pfizer and Pharmacia believe to be without merit, seeks damages and to enjoin the merger.

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

     On June 7, 2001, the Company, along with Pfizer and Merck, was named as a defendant in a purported class action complaint in United States District Court in Brooklyn, New York, styled Cain & Watkins v. Pharmacia, et al., alleging cardiovascular safety issues associated with VIOXX and CELEBREX. Plaintiffs filed an amended complaint on August 1, 2001, alleging, among other things, that the named plaintiffs have suffered "cardiac illness." The suit claims that the millions of patients in the U.S. who took VIOXX and CELEBREX are entitled to a refund for all amounts paid for the purchase of these drugs, their medical expenses and attorneys' fees. The complaint also makes numerous claims for injunctive and equitable relief, including emergency notice to class members, revised labeling and a court-ordered and supervised medical monitoring program funded by defendants. On September 21, 2001, the Company filed an Answer and a Motion to Dismiss on a number of grounds. In September 2002, the defendants' Motion to Dismiss plaintiffs' claim for injunction relief was granted.

     In 2001 and 2002, the Company, G.D. Searle, the pharmaceutical subsidiary of former Monsanto Company, and Pfizer were named as defendants in a number of purported class action complaints filed in State and Federal court in New Jersey (Astin v. Pharmacia, et al., Leonard v. Pharmacia, et al., Plumbers and Pipefitters Local Health and Welfare Fund v. Pharmacia, et al. and Heindel v. Pharmacia et al.). Plaintiffs allege, among other claims, that the defendants misrepresented and over-promoted CELEBREX in violation of the New Jersey Consumer Fraud Act. The complaints also allege that the defendants have misled and defrauded the FDA to gain approval of CELEBREX. The complaints seek economic damages only and claim no specific medical injury. Though two of these cases were recently dismissed, two cases remain (Plumbers and Pipefitters Local Health and Welfare Fund v. Pharmacia; and Heindel v. Pharmacia).

     On April 11, 2000, the University of Rochester filed suit in U.S. District Court for the Western District of New York, asserting patent infringement against the Company and certain of its subsidiaries as well as Pfizer. The University asserts that its U.S. patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University sought injunctive relief, as well as monetary compensation for infringement of the patent. On March 5, 2003, a trial judge in the U.S. District Court for the Western District of New York dismissed the claims on summary judgment, holding the University patent to be invalid for lack of written description and lack of enablement of the alleged invention. The University is expected to file an appeal on this decision in 2003.

     The Company is a defendant in a lawsuit brought by CP Kelco in Federal Court in Delaware seeking compensatory and punitive damages for alleged breach of contract, fraud and securities law violations arising out of the purchase of the Company's Kelco biogums business in 2000 by Lehman Brothers Merchant Bank Partners II, L.P. (Lehman), which combined the Company's Kelco biogums business with a business purchased from Hercules, Inc. to form CP Kelco. The Company has asserted counterclaims against the plaintiff for the return of certain payments and specific performance of plaintiff's contractual obligation to provide severance benefits to certain employees of the Company who were transferred to CP Kelco. The Company has also asserted indemnification claims against Lehman and Hercules in a third-party complaint. Discovery has been completed in the lawsuit. A September 2002 Report and Recommendation (September Report) issued by the magistrate judge in the case granted Lehman's and Hercules' motion for judgment on the pleadings. The Company has filed objections to the September Report and those objections have not been ruled upon. An October 2002 Report and Recommendation (October Report) granted in part and denied in part the Company's motion for summary judgment. The Company has filed objections to that portion of the October Report that denied its motion. Those objections have not been ruled upon. Trial is now scheduled for April 28, 2003.

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

     The Company is involved in other legal proceedings arising out of the ordinary course of its business. The Company believes it has valid defenses to these matters and the matters identified above and intends to contest them vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of shareholders was held on December 9, 2002 in Wilmington, Delaware to consider and to vote upon a proposal to adopt the definitive merger agreement with Pfizer.

     Of the 1,303,216,310 votes represented by the outstanding shares of common stock and Series B convertible perpetual preferred stock, 925,230,379 voted FOR; 6,485,035 voted AGAINST; and 6,563,982 ABSTAINED from voting.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock is listed and traded on the New York Stock Exchange under the symbol PHA. As of March 18, 2003, there were 69,346 holders of record of the Common Stock.

     Please see information regarding dividends and related shareholder matters appearing in Note 17 "Shareholders' Equity" to the financial statements. The following table reflects quarterly market prices for the Company's Common Stock.

    2002        First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-------------------------------------------------------------------------------
Market price*

High                $43.24          $42.94           $46.25          $46.00

Low                 $35.25          $34.82           $29.44          $37.90

    2001        First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-------------------------------------------------------------------------------
Market price*

High                $56.40          $49.12           $44.13          $43.72

Low                 $41.36          $43.19           $35.34          $36.08

*    2001 and 2002 through Q2 have been adjusted for the spin-off of Monsanto.

Item 6. Selected Financial Data

All data presented have been restated to reflect Pharmacia operations with Monsanto treated as a discontinued operation.

Years Ended December 31,                                     2002      2001      2000      1999      1998
----------------------------------------------------------------------------------------------------------
Dollars in millions
Net sales                                                  $13,993   $13,835   $12,651   $11,176   $ 9,289
Earnings from continuing operations(1)                       2,437     1,293       806     1,159       605
Total assets                                                18,517    22,377    22,776    20,706    19,919
Long-term debt                                               2,649     2,731     3,624     1,958     2,384
Diluted earnings per share from continuing operations(1)      1.84       .97       .61       .90       .48
Dividends declared per share(2)                                .54      .525        --        --        --
==========================================================================================================

(1) Comparability of earnings for periods prior to 2000 may be affected due to the change in accounting principle recorded in 2002 and 2000. Refer to
     Note 2 for additional information.

(2) Dividends declared have not been presented for periods prior to 2001 because the information would not be meaningful. For the year ended December 31, 2000, shareholders received a combination of dividends declared by post-merger Pharmacia Corp., and former Monsanto Company and P&U, Inc. For the years prior to 2000, shareholders received amounts declared by former Monsanto Company and P&U, Inc. For 2002, shareholders received 0.17 shares of Monsanto Company for each Pharmacia share held.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales and earnings performances over the past three years have been marked by a number of significant events that have the effect of complicating growth comparisons and analyses. As can be seen from the table below, sales grew in 2002 by 1 percent contrasted with growth the preceding year of 9 percent. Earnings from continuing operations grew by 88 percent in 2002 versus 60 percent in 2001 whereas, at the net earnings level, 2002 saw a decline from 2001 contrasted with over 100 percent growth from 2000 to 2001.

Throughout the discussions that follow, we will identify the impact of the various events and transactions that have created much of the variability in sales and earnings during the past three years.

Please note that per-share amounts are presented on a diluted, after-tax basis, unless otherwise indicated.

Noteworthy among these events and transactions are:

o The transfer of U.S. product rights to AMBIEN to Sanofi as of January 1, 2002, pursuant to prior agreements. AMBIEN was the Company's second-largest-selling product in recent years, accounting for sales of $902 million and $705 million in 2001 and 2000, respectively. This adverse effect on sales also had an impact on earnings as the Company received only a share of the profits earned by Sanofi during the first quarter of 2002 (recorded in "All other, net"). The profit contribution of AMBIEN was approximately $.24 per share in 2001, versus $.04 per share in 2002. In April 2002, upon completion of the transfer, the Company received a one-time payment of $671 million from Sanofi in connection with the transfer. The resulting gain of $661 million ($424 million net of tax or $.32 per share) was also recorded in "All other, net."

o Discontinued operations treatment of the Monsanto agricultural business. The Company's share of Monsanto earnings for 2001 and 2000 are reported as "Income from discontinued operations, net of tax" (and net of minority interest). The line "Loss on disposal of discontinued operations, net of tax" reflects in 2002 a calculated impairment loss measured as the difference between Monsanto's fair value at the spin-off date and the Company's carrying value. This is partially offset by the Company's share of Monsanto's earnings from the measurement date on November 28, 2001, when the Company's Board of Directors approved a formal plan to distribute to its shareholders all the remaining outstanding shares of common stock held by the Company in Monsanto, to the August 13, 2002 spin-off.

o The implementation of a new accounting standard on goodwill by Monsanto. Although Monsanto is treated as a discontinued operation for the majority of the earnings statement presentation, the effect of Monsanto's adoption of the new accounting rules related to goodwill is reflected as part of the Company's net earnings. This was a charge of $1.5 billion representing Pharmacia's portion of Monsanto's charge, net of minority interest. Pharmacia also implemented the new standard as of January 1, 2002 but did not incur a charge related to its adoption. Year-to-year trends were affected, however, since there was no goodwill amortization in 2002, compared with $103 million and $115 million in 2001 and 2000, respectively.

o The divestiture of the Company's minority stake in Amersham Biosciences in March 2002. The $653 million net gain was reported as an extraordinary item thereby favorably affecting net earnings but not earnings from continuing operations.

o Merger and restructuring charges. Significant activity and related costs experienced in 2001 and 2000 related to the Merger between former Monsanto and P&U had diminished substantially by 2002. Restructuring and merger-related charges in the years 2002, 2001 and 2000 amounted to $68 million, $673 million and $975 million, respectively.

o Other. Comparisons of individual earnings statement line captions such as "Selling, general and administrative," "Research and development" and "All other, net" are affected by certain discreet events or transactions such as large corporate donations, costs of acquisitions or gains on disposal of intellectual properties and litigation settlements. Where applicable, these items are identified in the discussions that follow.

                                                                      %                  %
Consolidated Results                                       2002     Change     2001    Change     2000
-------------------------------------------------------------------------------------------------------
Dollars in millions, except per share data
   Sales                                                  $13,993       1%   $13,835       9%   $12,651
Earnings from continuing operations before income taxes     3,306     108      1,591      52      1,044
Earnings from continuing operations                         2,437      88      1,293      60        806
Net earnings                                                  597     (60)     1,501     109        717
Net earnings per common share (EPS):
   -- Basic                                               $   .45     (61)   $  1.14     107    $   .55
   -- Diluted                                             $   .44     (61)   $  1.12     107    $   .54
=======================================================================================================

The Company operates in one reportable segment, Prescription Pharmaceuticals, which includes primary care, hospital care, cancer care, ophthalmology and endocrine care products. The Company also operates in several businesses that are discussed collectively below as "Other Pharmaceuticals." These businesses are consumer health care, animal health, diagnostics and contract manufacturing and bulk chemical sales. The Company's equity positions in certain biotechnology firms are also included in Other Pharmaceuticals.

Net Sales

                                            %                  %
Sales by Segment                 2002    Change     2001    Change     2000
----------------------------------------------------------------------------
Dollars in millions
Prescription pharmaceuticals   $12,037     1%     $11,968     11%    $10,824
Other pharmaceuticals            1,956     5        1,867      2       1,827
----------------------------------------------------------------------------
Net Sales                      $13,993     1%     $13,835      9%    $12,651
============================================================================

The Company continued to record strong sales results in 2002 with an overall increase of 1 percent versus 2001, despite the loss of AMBIEN sales in 2002. Excluding the impact of the return of product rights to AMBIEN to Sanofi, sales of the remaining products increased 8 percent in the full year. Prescription Pharmaceuticals grew by 1 percent and Other Pharmaceuticals by 5 percent. Foreign exchange had no meaningful impact on the results in 2002. In 2001, sales were up 9 percent and experienced a 3 percent unfavorable impact from foreign exchange.

The positive growth continues to be driven by the Company's key prescription pharmaceutical products including the COX-2 franchise (primarily CELEBREX and BEXTRA), XALATAN, DETROL/DETROL LA and GENOTROPIN. These products had combined sales representing 41 percent of total company sales in 2002 and experienced a combined growth of 14 percent.

The Company's patent position for key prescription pharmaceutical products is strong compared to the overall pharmaceutical industry. BEXTRA, ZYVOX, CELEBREX, DETROL/DETROL LA, XALATAN and CAMPTOSAR have patent or marketing exclusivity to 2015, 2014, 2013, 2012, 2011 and 2007, respectively.

Sales in the Company's consumer health care business increased by 13 percent in 2002 following 14 percent growth in 2001 resulting from increases in tobacco dependency products driven by the launch of NICORETTE in Japan and acquisitions during 2001. Sales in the animal health business increased by 8 percent versus the prior year led by growth of NAXCEL/EXCENEL.

Sales in the U.S. represent 55 percent of worldwide sales in 2002, a slight reduction from 56 percent in 2001. The reduction was due for the most part to the transfer of U.S. product rights to AMBIEN. U.S. sales represented 55 percent of sales in 2000. Sales in Japan, the Company's second largest market, were $873 million in 2002 representing 6 percent of total company sales. Sales in Japan in 2001 and 2000 were $893 million and $942 million, respectively. The Company's geographic composition of sales will continue to result in significant exposure to the fluctuations of exchange rates in both the translation of financial results and the underlying transactions that comprise the results.

The 1 percent sales growth in 2002 was attributed to fractional increases in both price and foreign exchange effects. Excluding the impact of AMBIEN, volume accounted for 7 percent of the 2002 increase in sales. In 2001, volume drove the overall 9 percent growth. Volume increases accounted for a 10 percent rise over 2000, whereas, price increased 2 percent and foreign exchange had a negative 3 percent impact.

A comparison of the year-to-year consolidated net sales by country is provided in the table below.

                                            % Change                       % Change
                                 Percent   Excluding             Percent   Excluding
Net Sales by Country    2002      Change   Exchange*    2001     Change    Exchange*    2000
----------------------------------------------------------------------------------------------
Dollars in millions
United States          $ 7,627     (2)%        (2)%    $ 7,815      13%        13%     $ 6,939
Japan                      873     (2)         --          893      (5)         7          942
Italy                      628     12           6          562       7         10          527
Germany                    527     10           4          481       9         13          440
United Kingdom             504     12           8          450       1          6          445
France                     488     (3)         (7)         502      40         45          359
Rest of world            3,346      7           8        3,132       4         10        2,999
----------------------------------------------------------------------------------------------
Net sales              $13,993      1%          1%     $13,835       9%        12%     $12,651
==============================================================================================

* Underlying growth reflects the percentage change excluding currency exchange effects.

A year-to-year comparison of consolidated net sales of the Company's major products (including generic equivalents where applicable) is provided in the table below.

                                         %                   %
Sales of Top Products          2002    Change     2001     Change    2000
--------------------------------------------------------------------------
Dollars in millions
CELEBREX                      $3,050     (2)%     $3,114     19%    $2,614
BEXTRA                           470    N/A           --    N/A         --
Other                              7    N/A           --    N/A         --
                              --------------------------------------------
COX-2 Line                     3,527     13        3,114     19      2,614
XALATAN                          928     14          818     18        693
DETROL / DETROL LA               757     23          617     43        432
CAMPTOSAR                        574     (6)         613     39        441
GENOTROPIN                       551      8          511      9        467
NICORETTE Line                   393     31          299     37        218
DEPO-PROVERA                     339     20          283      4        272
PHARMORUBICIN/ELLENCE            333     28          261     31        199
MEDROL                           329      2          323     14        284
XANAX                            314     (3)         323     (1)       327
CLEOCIN Line                     273    (13)         316     (7)       340
FRAGMIN                          270     20          226      7        211
ARTHROTEC                        241      3          235     (6)       251
CABASER/ DOSTINEX                230     39          165     33        124
MIRAPEX                          207     40          148     30        113
ZYVOX                            199     85          108    125         48
ALDACTONE/Spiro Line             190      4          183     (2)       187
PLETAL                           136     28          106     99         53
COVERA/CALAN                     134    (17)         161      5        153
--------------------------------------------------------------------------
TOTAL                         $9,925     13%      $8,810     19%    $7,427
==========================================================================

Costs and Expenses

                                                       % of             % of             % of
Consolidated                                  2002    Sales    2001    Sales    2000    Sales
----------------------------------------------------------------------------------------------
Dollars in millions, except per share data

Cost of products sold                        $3,077    22.0%  $2,978    21.5%  $2,882    22.8%
Research and development                      2,359    16.9    2,361    17.1    2,165    17.1
Selling, general and administrative           6,179    44.2    5,902    42.7    5,486    43.4
Merger and restructuring                         68     0.5      673     4.9      975     7.7
==============================================================================================

Cost of products sold for 2002 and 2001 was $3.1 billion and $3.0 billion, respectively, resulting in an increase of 3 percent in both years. Cost of products sold as a percentage of net sales increased to 22 percent in 2002 versus 21.5 percent in 2001. This slight increase was primarily due to additional compliance costs. Cost of products sold as a percentage of net sales decreased to 21.5 percent in 2001 versus 22.8 percent in 2000. The decrease was the result of a more favorable product mix and a larger portion of higher margin prescription pharmaceutical sales to total sales.

Research and development (R&D) spending was $2.4 billion in 2002 and 2001. The ratio of expense to net sales was lowered fractionally to 16.9 percent in 2002. Increased development costs offset by fewer one-time payments for R&D agreements resulted in essentially unchanged spending for the year. The increase in R&D expense in 2001 versus 2000 was due in part to the acquisition of Sensus Drug Development Corp. (Sensus) and up-front payments for product development and new compound agreements.

Selling, general and administrative spending of $6.2 billion in 2002 increased $277 million or 4.7 percent compared to 2001. The increase is attributable to promotion payments as well as sales force spending for the Company's new key product BEXTRA, increased promotion payments related to CELEBREX and an increase in pension costs. Spending for 2002 also includes a charitable contribution of $75 million to the Pharmacia Foundation. Selling, general and administrative spending in 2001 includes increased prescription pharmaceuticals promotion payments related to CELEBREX and consumer health care tobacco dependence launch costs.

A more detailed discussion of the above comments is available in the prescription pharmaceuticals and other pharmaceuticals sections.

Prescription Pharmaceuticals Segment

                                       2002      2001      2000
-----------------------------------------------------------------
Dollars in millions

Sales                                 $12,037   $11,968   $10,824
Cost of products sold                   2,235     2,240     2,112
Research and development                2,230     2,183     1,935
Selling, general and administrative     4,965     4,890     4,484
EBIT *                                  2,817     2,469     2,195
=================================================================

*Earnings before interest and taxes (EBIT) is presented to provide additional information about the Company's operations and is in keeping with the manner in which the Company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

In the U.S. pharmaceutical industry, it is common for trade inventories to fluctuate as wholesalers anticipate or react to price changes. Accordingly, sales of individual products can fluctuate from quarter to quarter. At the end of 2002, Pharmacia's aggregate U.S. trade inventories were estimated to be slightly below those of year-end 2001.

Prescription pharmaceutical sales, which constitute 86 percent of overall sales, decreased 3 percent in the U.S. and increased 1 percent on a global basis in 2002, including the loss of AMBIEN sales. Excluding AMBIEN from prior-year data, prescription sales increased 11 percent in the U.S. and 9 percent globally. CELEBREX, BEXTRA, XALATAN, CAMPTOSAR, DETROL/DETROL LA AND ZYVOX, known as the growth driver products, now account for 50 percent of total prescription pharmaceutical sales, increasing 13 percent to $6.0 billion in 2002. As a result of a successful launch in the U.S., BEXTRA accounted for over half of the increase in growth driver product sales. On a combined basis, the growth driver products grow faster than the overall company, have attractive patent exclusivity profiles and are expected to make up an increasing percent of total company sales. In 2001, these products increased by 25 percent and accounted for 44 percent of total prescription pharmaceutical sales, while in 2000 the growth driver products made up 39 percent of prescription sales.

Pharmacia's product performance continues to be led by the Company's COX-2 portfolio, primarily CELEBREX and BEXTRA. Sales of COX-2 specific inhibitors increased 13 percent to $3.5 billion in 2002. Together, CELEBREX and BEXTRA now account for 62 percent of new prescriptions in the U.S. COX-2 market. With sales of $470 million, BEXTRA was the most successful new pharmaceutical product launched in 2002. The successful U.S. launch of BEXTRA in the second quarter of 2002 resulted in increased market share for Pharmacia and contributed to a 2 percent decline in full-year sales of CELEBREX. While sales and trade inventory levels for the COX-2 products were impacted by a fourth quarter price increase in both 2002 and 2001, overall U.S. trade inventory levels, as measured in number of months on hand, at the end of 2002 were estimated to be slightly below those of 2001.

DYNASTAT is an injectable COX-2 inhibitor that has been launched in Europe, Latin America and Asia Pacific. Sales of this product totaled $7 million during 2002. Clinical trials of DYNASTAT in the U.S. are ongoing.

Sales of XALATAN, the number-one prescribed agent in the U.S. for lowering intraocular pressure in the treatment of open-angle glaucoma, increased 14 percent to $928 million in 2002. In the U.S., sales increased 3 percent to $402 million. XALACOM, a fixed combination of XALATAN and timolol, was launched throughout Europe in late 2001 and 2002. The Company also received approval to market XALATAN as initial therapy (first-line therapy) for patients with glaucoma or ocular hypertension in Europe and the U.S. Sales in Europe increased 30 percent due to the successful launch of XALACOM and XALATAN for initial therapy. The U.S. launch of XALATAN for first-line therapy began in January 2003.

Sales of DETROL/DETROL LA, the world's leading treatment for overactive bladder, increased 23 percent to $757 million in 2002. Sales in the U.S. increased 19 percent to $580 million for the year. The growth in the U.S. and globally reflects continued strong demand for the new, once-daily DETROL LA, which Pharmacia introduced in January 2001. Sales of DETROL/DETROL LA in 2001 increased 43 percent reflecting rapid uptake of DETROL LA during the initial launch. In the first quarter of 2002, Pharmacia filed a New Drug Application for DETROL LA in Japan for the treatment of overactive bladder.

CAMPTOSAR, the leading treatment for colorectal cancer in the U.S., recorded sales of $574 million, a 6 percent decrease compared to 2001. Full-year sales of CAMPTOSAR were impacted by trade inventory fluctuations associated with a price increase in the fourth quarter of 2001 and the launch of a competitive product in the second half of 2002. In 2001, full-year sales of CAMPTOSAR increased by 39 percent as a result of FDA approval of CAMPTOSAR for the initial treatment of colorectal cancer in 2000 and trade inventory fluctuations in the fourth quarter of 2001.

GENOTROPIN, a growth hormone, recorded sales of $551 million in 2002, an increase of 8 percent. The growth of GENOTROPIN continues to be driven by increasing market penetration in the U.S. where sales totaled $147 million, an increase of 28 percent. The growth observed in 2002 was similar to the growth rate observed in 2001 when sales increased 9 percent globally, driven by a 67 percent increase in the U.S.

ZYVOX, the Company's antibiotic for Gram-positive infections, recorded sales of $199 million in 2002, an increase of 85 percent. ZYVOX sales are growing rapidly following the U.S. launch in 2000 followed by successful launches in Europe and Japan. In the fourth quarter of 2002, the FDA approved a new use for ZYVOX in the treatment of pediatric patients with Gram-positive infections.

Sales of PHARMORUBICIN, a widely used chemotherapeutic agent for breast cancer, increased 28 percent to $333 million in 2002. Sales of ELLENCE, the trade name for PHARMORUBICIN in the U.S., increased 83 percent to $111 million, driving the overall increase in sales of the PHARMORUBICIN brand. A regimen containing ELLENCE improves survival in the treatment of early breast cancer following surgery or radiation therapy.

Sales of MIRAPEX and CABASER continued to grow at a rapid pace reflecting increased adoption of these drugs for the treatment of patients with early Parkinson's disease. MIRAPEX sales increased 40 percent to $207 million in 2002, while sales of CABASER/DOSTINEX, for Parkinson's disease and hyperprolactinemia, grew 39 percent to $230 million. In 2001, MIRAPEX and CABASER sales increased by 30 percent and 33 percent, respectively.

Sales of ARTHROTEC, one of the Company's older arthritis medications, increased 3 percent in 2002, while XANAX, for anxiety, decreased 3 percent. In January 2003, the Company received FDA approval for a once-daily formulation of XANAX under the brand name, XANAX XR.

Sales of FRAGMIN, for the prevention of blood clots after surgery, increased 20 percent in 2002, driven by a 48 percent increase in the U.S., to $87 million.

PLETAL sales in 2002 increased 28 percent in the U.S. and other markets where Pharmacia co-promotes the product with Otsuka. PLETAL continues to take market share from older products used in the treatment of intermittent claudication, a form of peripheral vascular disease, which is characterized by pain in the legs during walking.

Key prescription pharmaceutical segment operating expenses, stated as a percentage of net prescription pharmaceutical sales, are provided in the table below.

Prescription Pharmaceuticals          2002   2001   2000
---------------------------------------------------------
Dollars in millions

Cost of products sold                 18.6%  18.7%  19.5%
Research and development              18.5   18.2   17.9
Selling, general and administrative   41.3   40.9   41.4
EBIT *                                23.4   20.6   20.3
=========================================================

*Earnings before interest and taxes (EBIT) is presented to provide additional information about the Company's operations and is in keeping with the manner in which the Company manages its segments. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flows or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. Determination of EBIT may vary from company to company.

COST OF PRODUCTS SOLD for the Prescription Pharmaceuticals segment was $2.2 billion in 2002, or 18.6 percent of sales, which is flat relative to 2001. In 2001, cost of products sold as a percent of sales improved by nearly one percentage point from 2000 primarily from increased sales of higher margin products such as CELEBREX, AMBIEN, CAMPTOSAR and XALATAN. Improvements in product mix more than offset increases in production expenses, compliance initiatives, support functions and royalty payments.

RESEARCH AND DEVELOPMENT EXPENSE increased 2 percent in 2002 versus 2001 to $2.2 billion. As a percent of sales, R&D expenses were 18.5 percent in 2002 which was slightly above 2001 at 18.2 percent. The increase was mainly the result of additional development costs for CDP 870 (rheumatoid arthritis), Phase IV expenses for BEXTRA and R&D technology acquisition costs. Also impacting the current year was a $30 million payment to Altana AG in connection with the acquisition of rights for the development of roflumilast, a new compound being developed for the treatment of respiratory diseases. Partially offsetting the impact of these increases in the current year were certain one-time expenses in 2001 that were not present in 2002. These 2001 expenses include costs of $67 million relating to the acquisition of Sensus. Also, during 2001, the Company entered into an agreement with Celltech Group plc for the development and promotion of CDP 870. As a result of that agreement, the Company recorded an R&D expense of $50 million. During the third quarter of 2001, the Company recorded $30 million of R&D expense for a payment to Orion Corporation in connection with an agreement to collaborate in the development and commercialization of deramciclane in the U.S. R&D expenses as a percent of sales were approximately 18 percent in 2001 and 2000 although total R&D expense increased 13 percent in 2001 versus 2000. The main contributors to the increase were the collaboration agreements and the acquisition of Sensus as well as increases in project spending and R&D administrative costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expenses related to the Prescription Pharmaceuticals segment increased 2 percent in 2002 versus 2001. As a percent of sales, SG&A has been relatively constant at approximately 41 percent in 2002, 2001 and 2000. The primary reason for the 2002 increase in spending was promotion payments relating to CELEBREX and BEXTRA. Additionally, increased promotional and sales force expenditures were incurred for BEXTRA, INSPRA (eplerenone tablets) and XALATAN. BEXTRA was launched in April of 2002. SG&A expenses increased 9 percent in 2001 versus 2000. The dollar growth in 2001 is largely attributable to increased promotion payments related to CELEBREX. Increased sales of CELEBREX and the timing of European launches account for the larger payments. Sales force expansions and marketing support for key products also contributed to the increase in spending. Additionally, headcount increases to support key products including CELEBREX, XALATAN, CAMPTOSAR and ZYVOX contributed to the increased spending.

Other Pharmaceuticals

Other Pharmaceuticals is currently comprised of consumer health care (OTC products), animal health, contract manufacturing, bulk pharmaceutical chemicals, diagnostics and certain biotechnology holdings. The plasma business was divested in 2001 (see discussion below). Sales of the remaining businesses increased over the period 2001 to 2002 by $137 million, or 8 percent, to $1.9 billion. Sales increases in consumer health care, animal health and diagnostics were offset in part by a decrease in the contract manufacturing and bulk pharmaceutical chemicals business.

The consumer health care business experienced strong sales growth in 2002 resulting from increases in tobacco dependency products. Sales were $829 million, $732 million and $644 million in 2002, 2001 and 2000, respectively. This represents an increase of 13 percent in 2002 and 14 percent in 2001. The business' leading products are for the treatment of tobacco dependency and hair therapy. Sales of the tobacco dependency products increased significantly during 2002 and 2001 mainly due to the September 2001 launch of NICORETTE in Japan, market share growth of NICORETTE in Canada following the 2001 acquisition of the Canadian rights for NICORETTE and NICODERM, and increased demand of tobacco dependency products in the U.S. Sales of ROGAINE products declined due to continuing generic competition partially offset by the re-launch of PROGAINE. Combined sales of these products for 2002 were $509 million as compared to $422 million in 2001 representing a 21 percent increase. In September 2001, the Company acquired LUDEN'S throat drop product.

Sales in the animal health business increased 8 percent during 2002 to $506 million. This compares to a 6 percent increase in 2001 versus 2000. Sales in 2001 and 2000 were $469 million and $442 million, respectively. Animal health sales in 2002 and 2001 were driven by NAXCEL/EXCENEL, an antibiotic used to treat a variety of animals, and the LINCO franchise, antibiotics used to treat swine and poultry infections.

During 2002, the Company sold its minority stake in Amersham Biosciences resulting in a gain of $653 million, net of taxes. This gain has been recorded as an extraordinary item. See Extraordinary Items below.

During 2001, the Company exited the plasma business. This was accomplished through the contribution of the plasma operations to Biovitrum AB (Biovitrum), which is 19 percent owned by the Company. Full year sales relating to plasma in 2000 were $78 million whereas 2001 included $53 million for the partial year.

Corporate/General

Corporate items represent general and administrative expenses of corporate support functions, restructuring charges and other corporate items such as litigation expense, merger costs and nonoperating income and expense. Items that are not assigned to a specific business or are of a non-recurring nature are designated as corporate. Corporate items are reflected in the earnings statement principally in "SG&A", "All other, net" and "Merger and restructuring".

Corporate items resulted in a net income amount of $95 million in 2002, as compared with a net expense amount of $1.1 billion for 2001. The favorable earnings impact is mainly attributable to the decrease in merger and restructuring costs in 2002 as compared with 2001 and certain one-time gains recorded in 2002. Merger and restructuring expenses totaled $68 million in 2002 as compared with $673 million during 2001. Corporate income for 2002 includes the $661 million gain relating to the return of U.S. product rights of AMBIEN to Sanofi and a $100 million gain resulting from a legal settlement of an intellectual property suit in the ophthalmology field. Partially offsetting these gains are a $75 million charitable contribution to the Pharmacia Foundation and an increase in pension costs.

Corporate and other expenses predominately consisted of merger and restructuring charges for the years ended December 31, 2001 and 2000. Merger and restructuring costs recorded were $673 million and $975 million for the years ended 2001 and 2000, respectively. In 2000, a $100 million charitable contribution was made. Excluding these costs, corporate expenses primarily relate to administrative costs.

Merger and Restructuring Charges

                                 2002   2001   2000
----------------------------------------------------
Dollars in millions
Merger costs:
Merger integration costs         $ 16   $340   $599
Other merger-related costs         --     79     --
Pfizer merger costs                44     --     --
----------------------------------------------------
Total merger costs                 60    419    599
----------------------------------------------------

Restructuring costs:
Employee termination costs          8    177    278
Asset write-downs                  --     58     88
Other                              18     44     25
Reversals                         (18)   (25)   (15)
----------------------------------------------------
Total restructuring costs           8    254    376
----------------------------------------------------
Total merger and restructuring   $ 68   $673   $975
====================================================

The Company recorded merger and restructuring charges of $68 million, $673 million and $975 million during 2002, 2001 and 2000, respectively. All of these charges were recorded on the "Merger and restructuring" line of the consolidated statements of earnings. In 2002, 2001 and 2000, merger and restructuring charges comprised $60 million of merger expense and $8 million of net restructuring expense, $419 million of merger expense and $254 million of net restructuring expense and $599 million of merger expense and $376 million of net restructuring expense, respectively.

During 2000, former Monsanto and P&U merged to form Pharmacia Corporation. As a result of that merger, there were many duplicate functions and locations, particularly in the prescription pharmaceutical segment and corporate functions. The Company began a restructuring in order to integrate the two companies, eliminate duplicate positions and facilities and create a consolidated headquarters in New Jersey.

The board of directors approved a comprehensive integration and restructuring plan in the spring of 2000. Due to the comprehensive nature of this restructuring, the timelines for the various plans were expected to occur over multiple years and the related restructuring charges also were intended to be taken over three or four years. As of December 31, 2002, merger charges relating to this plan are essentially complete.

On July 13, 2002, the Company entered into a definitive merger agreement with Pfizer. Pharmacia incurred certain costs in 2002 necessary to facilitate the completion of the merger.

Merger Costs

The $60 million of merger costs recorded in 2002 is comprised of the following:

o $16 million to integrate the former Monsanto and P&U organizations; comprised largely of costs relating to information technology integration projects.

o $44 million to facilitate the completion of the merger with Pfizer; comprised of $10 million relating to legal fees; $12 million relating to travel, benefits consulting, contract terminations and other merger related costs and a non-cash charge of $22 million for the accelerated vesting of certain restricted stock awards as a result of the shareholder approval of the merger agreement with Pfizer.

The $419 million of merger costs recorded in 2001 is comprised of the following:

o $340 million to integrate the former Monsanto and P&U organizations; comprised of $139 million of consulting fees for system and process integration, $52 million relating to information technology integration projects, $26 million of contract termination fees and employee relocation costs, $123 million relating to other out-of-pocket merger costs such as travel, temporary payroll, incentives and other costs necessary to complete the merger.

o $79 million relating to the formation and partial sale of Biovitrum. The $79 million is comprised of a noncash charge of $63 million relating to asset write-downs and $16 million of other related cash expenses. Biovitrum was established during the second quarter of 2001 as the result of the Company's plan to exit its Sweden-based metabolic disease research activities, its biopharmaceutical development unit and the Company's plasma business. The Company has partially divested of its ownership in Biovitrum and currently owns less than 20 percent.

The $599 million of merger costs recorded in 2000 is comprised of the following:

o $100 million relating to investment bankers, $42 million in connection with legal and SEC fees, $48 million relating to consultant expense, $11 million relating to employee moving and relocation costs, $166 million of other merger costs necessary to integrate the two companies and a noncash charge of $232 million. This noncash charge related to certain former Monsanto employee stock options that contained a contractual reset provision that was triggered upon change-of-control so that, upon consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

Restructuring Costs

The $8 million of net restructuring charges recorded in 2002 is comprised of the following:

o $21 million associated with restructuring Prescription Pharmaceuticals. This was necessitated by the combination of G.D. Searle, the pharmaceutical business of former Monsanto, and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $5 million relating to the separation of approximately 45 employees worldwide in R&D, manufacturing, marketing and administrative functions; $9 million relating to contract and lease termination fees and $7 million of other exit costs.

o $5 million relating to the consolidation of corporate and administrative functions and other areas of former Monsanto and P&U and eliminating duplicative positions. This charge is comprised entirely of costs relating to the separation of approximately 35 employees.

o $18 million of total reversals. This is comprised of a reversal of $5 million relating to restructuring liabilities established in 1999 and 2000 under the Monsanto restructuring plan that were reversed as a result of lower actual severance costs than originally estimated and $13 million relating to a change in a previous restructuring plan for a facility. As the result of a subsequent restructuring plan, sale of the building resulted in a gain.

The $254 million of restructuring charges recorded in 2001 is comprised of the following:

o $225 million associated with restructuring Prescription Pharmaceuticals. This was necessitated by the combination of G.D. Searle and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $144 million relating to the separation of approximately 1,050 employees worldwide in R&D, manufacturing, marketing and administrative functions; $41 million relating to asset write-downs resulting from duplicate computer equipment and facilities; $33 million relating to contract and lease termination fees and $7 million of other exit costs.

o $29 million, net, relating to the consolidation of corporate and administrative functions in the Company's New Jersey headquarters and the elimination of duplicate administrative positions and a reversal of $25 million of prior accruals relating to the previous P&U restructuring plans due to lower separation payments than initially anticipated. This charge is comprised of $33 million relating to the separation of approximately 240 employees primarily in corporate and administrative functions, $17 million relating to asset write-downs of duplicate computer systems and leasehold improvements in duplicate facilities and $4 million of contract and lease termination costs.

The $376 million of restructuring charges recorded in 2000 is comprised of the following:

o $241 million associated with restructuring Prescription Pharmaceuticals. This was necessitated by the combination of G.D. Searle and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $165 million relating to the separation of approximately 1,360 employees worldwide in R&D, manufacturing, marketing and administrative functions; $51 million relating to asset write-downs resulting from duplicate computer systems and facilities; $22 million relating to contract and lease terminations and $3 million of other exit costs.

o $150 million relating to the consolidation of corporate and administrative functions in New Jersey and the elimination of duplicate administrative positions. This charge is comprised of $113 million relating to the separation of approximately 210 employees in corporate and administrative functions and $37 million relating to asset write-downs (duplicate computer systems and leasehold improvements in duplicate facilities), lease termination fees and other exit costs.

o $15 million relating to the reversals of prior P&U restructuring reserves that resulted from higher than anticipated proceeds on asset sales and lower than anticipated separation payments.

Restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and P&U companies follow. The table below does not include activity incurred under previous P&U restructuring plans, which began in 1995 and 1997. All activities relating to these plans have been completed.

                            Workforce    Other Exit
                            Reductions      Costs     Total
------------------------------------------------------------
Dollars in millions

Balance January 1, 2000       $  --         $ --      $  --
Additions                       278           25        303
Deductions                     (119)         (15)      (134)
------------------------------------------------------------
Balance December 31, 2000       159           10        169
Additions                       177           37        214
Deductions                     (221)         (37)      (258)
------------------------------------------------------------
Balance December 31, 2001     $ 115         $ 10      $ 125
Additions                        10           16         26
Deductions                     (113)          (9)      (122)
Reversals                        (5)          --         (5)
------------------------------------------------------------
Balance December 31, 2002     $   7         $ 17      $  24
============================================================

As of December 31, 2002, cash payments totaling $453 relating to the separation of approximately 2,740 employees have been paid and charged against the liability.

As of December 31, 2002, all activities relating to the restructuring plans associated with former Monsanto have been substantially completed.

All Other, Net

All other, net consists of income and expense items that are dissimilar to the other line captions on the consolidated statements of earnings. All other, net for 2002 was $1,085 million of net gains. "All other, net" for 2001 was $82 million of net expense versus $74 million of net gains in 2000. The change between 2002, 2001 and 2000 is attributable in large part to transactions with Sanofi related to AMBIEN. 2002 includes a $661 million gain relating to the return of U.S. product rights of AMBIEN to Sanofi and $73 million in income received in the first quarter for the Company's share to AMBIEN earnings. Prior to January 1, 2002, the Company recorded the sales and expenses of AMBIEN. Related payments made to Sanofi were included as part of All other, net. 2002 also includes a net $100 million gain resulting from a settlement of an intellectual property legal suit in the ophthalmology field, $60 million royalty income, a $28 million gain relating to the sale of clinical study data to Boehringer Ingelheim, a $45 million gain on the sale and license of non-strategic product rights and a $71 million gain on the sale of non-strategic equity investments. The 2001 net expense of $82 million was comprised of approximately $220 million net costs related to AMBIEN, partly offset by $70 million royalty income and $56 million realized gains on sales of investments. The 2000 net income of $74 million was comprised of $70 million royalty income, $48 million gains on sales of assets, $41 million gains on investments and $81 million net gain from other miscellaneous items offset by $166 million AMBIEN related costs. In addition, the Company periodically makes certain equity investments and loans in companies with which it has a collaborative agreement. In 2002 and 2001, certain of these investments were considered impaired on an other-than-temporary basis. The Company reduced the capitalized value of these investments and recognized losses of $28 million in 2002 and $40 million in 2001 to bring them to current market value.

Income Taxes

The annual effective tax rate in 2002 was 26.3 percent. This compares with 18.7 percent in 2001 and 22.7 percent in 2000. The increase in the rate in 2002 was attributable to a rise in the proportion of earnings generated in the U.S. versus jurisdictions with more favorable tax rates, reversing the trend from 2000 to 2001. Contributing significantly to the increased U.S.-based income in 2002 were the gains reported in "All other, net" related to the return of AMBIEN to Sanofi and the settlement of an intellectual property legal suit in the ophthalmology field. Also, merger and restructuring charges were significantly lower in 2002 as compared with 2001. The lower rate in 2001 compared with 2000 was attributable largely to increased income in 2001 derived from operations in jurisdictions subject to more favorable tax rates.

The noteworthy items and fluctuations in pretax earnings cited above and the tax jurisdictions in which they arose had a significant effect on the overall effective tax rate. Absent such items, the annual effective tax rate would have been 24 percent, 25 percent and 27 percent for 2002, 2001 and 2000, respectively.

In certain cases, the Company operates under favorable tax agreements with local jurisdictions that have limited duration.

Comprehensive Income

Comprehensive income is defined as all nonowner changes in equity. It is calculated as net earnings plus or minus other comprehensive income (loss). For Pharmacia, other comprehensive income (OCI) consists of currency translation adjustments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses on hedging instruments and minimum pension liability adjustments. OCI also includes Monsanto activity for 2000, 2001 and 2002 through the spin-off date of August 13, 2002. Comprehensive income for 2002, 2001 and 2000 was $50 million, $1.1 billion and $288 million, respectively.

The primary factor contributing to the difference between net income and comprehensive income for 2002 was an increase in the minimum pension liability. Also affecting the difference for the year were increases in unrealized holding losses offset by favorable changes in currency translation adjustments as a result of certain foreign currencies strengthening against the dollar.

Unfavorable currency movements in 2001 reduced comprehensive income to an amount less than net earnings due to the continuing strength of the dollar against other currencies, particularly with respect to the Japanese yen. Unfavorable currency movements in 2000 were due to the continuing strength of the dollar against other currencies and reduced comprehensive income to an amount less than net earnings. Unrealized investment gains, particularly in equities, partially offset the unfavorable translation adjustment.

Financial Condition, Liquidity, Capital Resources and Cash Flow

The Company has no off-balance-sheet special purpose entities used for financing.

As of December 31,              2002       2001     2000
----------------------------------------------------------
Dollars in millions
Working capital                $ 4,300   $2,674    $ 3,181
Current ratio                   1.86:1    1.54:1    1.63:1
Debt to total capitalization      30.5%     20.7%     27.2%
==========================================================

Financial Condition

The Company had A-1+ and P-1 ratings for its commercial paper and AA-and A1 general bond ratings from Standard & Poor's and Moody's, respectively, as of December 31, 2002.

Working capital and the current ratio improved in 2002 versus the prior year. The debt-to-total-capitalization ratio deteriorated in 2002 versus the prior year, less due to an increase in borrowing than because of a decrease in equity resulting from the spin-off of Monsanto. Working capital increased $1.6 billion, or 61 percent, in 2002 compared to 2001. The significant improvement in working capital is primarily the result of an increase in cash and cash equivalents, short-term investments and inventories offset by a decrease in short-term notes receivable from Monsanto. Cash received from the return of rights to AMBIEN and the sale of the Amersham Biosciences investment contributed to the increased cash and short-term investments at December 31, 2002. Also, the short-term notes receivable with Monsanto matured and were paid. The increase in inventory is a result of a shift in the mix of inventory towards higher cost products coupled with increases in preparation for product launches and timing of supplies purchases.

Unlike 2002, working capital and the current ratio decreased in 2001 versus the prior year while the debt-to-total-capitalization ratio improved. The decrease in working capital of 16 percent was largely due to a reduction in cash balances and an increase in accounts and income taxes payable. Cash levels were reduced versus the prior year due to expenditures relating to the stock buy-back program and the early extinguishment of debt. The timing of purchases coupled with increased volume relative to sales account for the increase in accounts payable. The working capital decline was partially offset by increases in inventory balances due to a shift in the mix of inventory towards higher cost products. The repurchase and scheduled maturities of several debt issues accounted for the substantial decrease in debt of $1.3 billion (28 percent) in 2001 over the prior year.

Cash Flow

Net cash provided by continuing operations is a major source of funds to finance working capital, shareholder dividends and capital expenditures. Net cash provided by continuing operations during 2002 totaled $1.3 billion down from 2001 in which net cash provided by continuing operations totaled $1.8 billion. This decline was due, in part, to a funding of U.S. pension plans in the amount of $234 million during 2002. As mentioned above, major sources of cash during the year from investing activities included the transactions associated with AMBIEN and Amersham Biosciences (reflected as "Proceeds from sale of subsidiaries").

On a continuing basis, the Company reinvests a portion of profits into the business through capital spending. During 2002, capital expenditures for property, plant and equipment of $1.1 billion were largely for the construction or expansion of manufacturing and research facilities, as well as the purchase of land and buildings in New Jersey from AT&T Corporation for a centralized corporate headquarters. The Company expended $711 million in 2002 for dividends, made investments of $434 million and reacquired outstanding Company stock of $620 million.

In 2001, net cash provided by continuing operations totaled $1.8 billion and was driven by net earnings growth of 109 percent versus 2000. Other major sources of cash for 2001 included the proceeds received from the issuance of stock of $872 million and the proceeds from the sales of investments and properties of $169 million.

Capital expenditures for property, plant and equipment were $1.0 billion in 2001, dividend payments amounted to $651 million and repurchase of Company stock amounted to $864 million. Other cash outflows included the repurchase of certain debt issues. In July 2001, the Company retired debt related to the adjustable conversion-rate equity securities (ACES) in the amount of $700 million. The equity portion of the ACES became due during the fourth quarter of 2001. On the settlement date, the Company issued 16,467,500 shares in accordance with the contract and received $700 million. In June 2001, the Company initiated the retirement of certain third-party debt pertaining to the Employee Stock Ownership Plan (ESOP). The cash impact of the transaction was $26 million.

Net cash provided by continuing operations in 2000 totaled $1.1 billion. During 2000, the Company received proceeds from the sale of investments and properties of $249 million. Throughout 2000, the Company discontinued several non-core businesses that generated proceeds of $1.7 billion. These divestitures had been committed to prior to the merger between former Monsanto and P&U. During 2000, the Company repaid long-term debt totaling $1.8 billion including the early repurchases of certain debt instruments of $362 million. Dividends payments in 2000 amounted to $622 million and capital expenditures totaled $773 million.

Contractual Obligations

                                                Less than                            After
December 31, 2002                       Total    1 year     1-3 years   4-5 years   5 years
-------------------------------------------------------------------------------------------
Dollars in millions
Long-term debt                         $2,599      $ 14       $  699      $257       $1,629
ESOP guaranteed debt                      119        55           64        --           --
Operating leases                          696       148          221       181          146
R&D milestone payments (1)                536        49           36       152          299
Employee compensation agreements (2)      375       375           --        --           --
-------------------------------------------------------------------------------------------
Total                                  $4,325      $641       $1,020      $590       $2,074
===========================================================================================

Other Commercial Commitments

                                        Less than                            After
December 31, 2002               Total    1 year     1-3 years   4-5 years   5 years
-----------------------------------------------------------------------------------
Lines of credit(3)             $1,550     $1,050      $500         $--        $ --
Standby letters of credit(4)       86         51        35          --          --
Construction in process           701        701        --          --          --
-----------------------------------------------------------------------------------
Total                          $2,337     $1,802      $535         $--        $ --
===================================================================================

(1) Because of the need for various milestones to be achieved in order to trigger a payment obligation, not all of these amounts may ultimately be paid.

(2) The Company has various nonqualified benefit and compensation plans that provide for deferred payout of amounts to plan participants. Due to the change in control as a result of the planned merger with Pfizer, the majority of the benefits will become payable to the participants. The accrued benefits under the plans are estimated to be $375 million. These funds have been contributed to a trust that will administer payment of these employee benefits subsequent to the Pfizer merger. As of December 31, 2002, the trust has been fully consolidated in the Pharmacia balance sheet.

(3) Maturities represent the period in which the lines of credit expire. At December 31, 2002, $43 million was drawn against these facilities.

(4) Maturities represent the period in which the letters of credit expire.

The stock buy-back program initiated by the Company in 2001 was suspended in mid-2002 due to the merger negotiations with Pfizer.

The Company's future cash provided by continuing operations and borrowing capacity is expected to cover normal operating cash flow needs, planned capital spending and dividends for the foreseeable future.

Litigation and Contingent Liabilities

Various suits and claims are pending against the Company and its subsidiaries including suits for personal injury alleged to have been caused by the use of the Company's products, commercial disputes, patent infringement matters and purported class actions. The Company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency (EPA) and state environmental agencies for remediation.

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

Discovery has been completed in the lawsuit. A September 2002 Report and Recommendation (September Report) issued by the magistrate judge in the case granted Lehman's and Hercules' motion for judgment on the pleadings. The Company has filed objections to the September Report and those objections have not been ruled upon. An October 2002 Report and Recommendation (October Report) granted in part and denied in part the Company's motion for summary judgment. The Company has filed objections to that portion of the October Report that denied its motion. Those objections have not been ruled upon. Trial is now scheduled for April 28, 2003.

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

Pursuant to the terms of the Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other liabilities assumed by Solutia pursuant to the spin-off.

For example, Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

Based on information currently available and the Company's experience with lawsuits of the nature of those currently filed or anticipated to be filed that have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. While the results of litigation cannot be predicted with certainty, management's belief is that any potential remaining liability that might exceed amounts already accrued will not have a material adverse effect on the Company's consolidated financial position, its results of operations or liquidity, except where specifically disclosed herein and in Note 16, Commitments, Contingent Liabilities and Litigation, to our financial statements.

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

Discontinued Operations

Monsanto

On November 28, 2001, Pharmacia's Board of Directors approved a formal plan to distribute to its shareholders all the remaining outstanding shares of common stock held by Pharmacia in Monsanto. On July 18, 2002, Pharmacia's Board of Directors declared the special stock dividend. The spin-off dividend was distributed on August 13, 2002 to Pharmacia shareholders of record at the close of business on July 29, 2002. Each Pharmacia shareholder received .170593 shares of Monsanto common stock for each share of Pharmacia common stock owned on the record date.

In connection with the spin-off of Monsanto, Pharmacia recorded a loss on disposal of discontinued operations of $938 million for the year ended 2002, which was comprised of $47 million of net income from discontinued operations offset by an impairment loss of $985 million calculated by comparing the adjusted book value of Monsanto shares on August 13, 2002 the date of the spin-off, to Monsanto's fair value based upon the closing stock price on August 13 of $15.81.

On September 1, 2000, the Company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also lease research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent, where applicable, based on a percentage of occupancy multiplied by the cost to operate the facilities. These services are continuing beyond August 13, 2002.

Other

During the fourth quarter of 2002, the Company's senior management approved a formal plan to sell a majority-owned pharmaceutical subsidiary in Russia. In connection with the commitment to sell, and in contemplation of an offer received in December 2002, the Company is accounting for this subsidiary as a discontinued operation and has reflected its results of operations and financial position as part of discontinued operations for all periods presented.

The carrying value of the Russian subsidiary being held for sale was adjusted to reflect the estimated fair value less cost to complete the sale of the subsidiary as of December 31, 2002, which resulted in an impairment loss of $9 million, net of tax, recorded in 2002.

Extraordinary Items

During 2002, the Company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1 billion. The investment basis as of March 2002 was $223 million. The sale resulted in a gain of $653 million (net of taxes of $124 million). The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" because the sale of this investment took place within the two-year period following the merger of P&U and former Monsanto, which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

During 2001 and 2000, the Company had three retirements of debt. In 2001, the Company retired debt related to the adjustable conversion-rate equity securities in the principal amount of $700 million and certain debt obligations relating to one of the ESOPs in the amount of $24 million. The $12 million of net-of-tax costs associated with these retirements has been classified to "Extraordinary items, net of tax" on the Company's consolidated statements of earnings. In 2000, the Company repurchased certain long-term debt issues with a total principal amount of $362 million. The cost of this action was $32 million, net of tax. The costs related to the tender were comprised of normal inducement premiums and professional and administrative fees.

Beginning in 2003, with the adoption of SFAS No. 145 having to do, in part, with reporting gains and losses from the extinguishment of debt, the Company believes that the frequency of extraordinary treatment will diminish.

Critical Accounting Policies

The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that are effective as of December 31, 2002 have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies that it considers critical to the operations of the business and understanding its consolidated financial statements. Because estimates and assumptions are involved in the preparation of consolidated financial statements, actual results could differ from those estimates.

Revenues are recognized when title to products and risk of loss are transferred to customers, collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Where right of return exists, revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. In addition to returns, the Company records costs that represent rebates and sales incentives as a reduction of revenues at the time of the sale or transaction. Accruals for returns, rebates and incentives are based on historical and expected utilization based on assumptions for market dynamics, pricing strategy, formulary status, and changes in the political and regulatory environment. Other factors also considered include the contractual terms as well as the discount rates associated with each particular program or contract. The accrual rate is reviewed on a regular basis and adjusted as needed to reflect actual submissions, payments, and additional future events.

Nonrefundable upfront payments from promotion partners are deferred and recognized over the life of the agreement. Such arrangements are evaluated on an individual basis.

Research and development expenses are charged to the consolidated statements of earnings. The Company considers that regulatory and other uncertainties inherent in the development of new products preclude it from capitalizing development costs. This treatment includes upfront and milestone payments made to third parties in connection with R&D collaborations. Acquired projects that have achieved technical feasibility, signified by the FDA or comparable regulatory body approval, are capitalized because it is probable that the costs will give rise to future economic benefits. Laboratory buildings and equipment with alternative uses are included in tangible fixed assets and depreciated over their estimated useful lives. The Company has no off-balance-sheet special purpose entities financing or conducting research or development.

The Company's consolidated balance sheets reflect various financial instruments including cash and cash equivalents, investments, debt obligations and derivative instruments. The Company does not engage in trading activities or off-balance-sheet financial instruments. As a matter of Company policy, excess cash and deposits are held by major banks throughout the world or in high quality short-term liquid debt instruments backed by qualified financial institutions. The Company has investments, mainly in equity securities that are carried at fair market value. Long-term debt obligations of the Company are carried at amortized cost. The Company uses certain derivative instruments including forward contracts, cross-currency swaps, currency options and interest rate swaps to protect assets and cash flows mainly from fluctuations that may arise from volatility in currency exchange and interest rates. These instruments are carried at fair market value. Additional discussion regarding financial instruments is discussed under Market Risk and in the notes to the consolidated financial statements.

The Company is self-insured for product liability exposures up to reasonable risk retention levels where excess coverage has been obtained. For product liability claims that have been incurred, liability calculations take into account such factors as specific claim amounts and past experience with such claims. The Company accrues for incurred but not yet reported claims when they are probable and reasonably estimable. In estimating this liability the Company considers historical experience including specific claim amounts for actual claims incurred, past experience with such claims, and the number of claims reported. As actual claims are reported, adjustments are made to estimates as required. In addition to this base level of reserves, individually significant contingent losses are accrued for in compliance with applicable guidance. Product liability accruals are not reduced for expected insurance recoveries.

The Company accrues for environmental remediation liabilities when they are probable and reasonably estimable based on current law and existing technologies. In determining this liability, the Company considers the extent of the environmental impact, the appropriate remedial technology, the requirements of regulators and estimated costs of alternative remedial design and action plans. The accruals are adjusted as further information develops or circumstances change. Costs of future expenditures do not reflect any claims for recoveries and are not discounted to their present value.

The Company currently has various pension plans covering substantially all employees. The Company's most significant plans are in the U.S., constituting approximately 65 percent of consolidated plan assets and 60 percent of consolidated projected benefit obligations at December 31, 2002. The expected long-term rate of return on plan assets is a significant assumption used to account for retirement benefit plans. The return-on-asset rate that has been selected to calculate expected returns on plan assets in the U.S. for 2003 is 9 percent.

For U.S. plans, the Company determines an expected long-term rate of return by starting with an average return of 10 percent for U.S. and international equity investments. Accepted spreads for other asset classes, primarily intermediate bonds, long-term bonds and real estate are used to determine assumed returns. A premium is added to each asset class to reflect the actual premium returned to the Pharmacia pension plans over the past ten years as a result of active management of the portfolio. The asset returns for each class are appropriately weighted by asset allocation. The portfolio is frequently rebalanced so there is not a material difference between the actual and assumed asset allocation. Based on this methodology, the Company determines an expected long-term rate ranging from 9 percent to 10 percent, and accordingly the Company has selected an expected long-term rate of return of 9 percent for the year 2003.

The U.S. weighted-average expected long-term rate of return used in 2002 was
9.89 percent. A twenty-five basis point decrease in the Company's expected rate of return would have increased 2002 pension expense by approximately $3.5 million. This assumption is not used for funding purposes, so there is no direct effect on funding requirements due to a change in this assumption.

The Company's pension plans outside the U.S. had a weighted-average expected long-term rate of return on plan assets of 8.43 percent for 2002 and will use a weighted-average rate of 7.44 percent for 2003 benefit cost determination. A 25 basis point decrease in the Company's expected rate of return on plan assets for significant pension plans outside the U.S. would have increased 2002 pension expense by approximately $2 million.

Modifications to accepted spreads between U.S. equities and other asset classes, changes in the premium Pharmacia realizes due to active management, or changes to Pharmacia's asset class allocation might result in a future change to this assumption. In general, unrecognized gains and losses are amortized in future expense to the extent the cumulative value is in excess of the FAS 87 "corridor" (10 percent of the greater of the benefit obligation or market-related value of plan assets).

The Company uses a calculated value to determine the market-related value of the majority of plan assets. The asset valuation method spreads the difference between the expected return during the year on the prior year's market-related value of assets, adjusted to reflect contributions and benefit payments made, and the actual return experienced by the fund during the year ending with the measurement date over five years.

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company records deferred income taxes on subsidiaries' earnings that are not considered to be permanently invested in those subsidiaries. In addition, the Company believes that the accrued tax liability was adequate for all years.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This pronouncement will require companies prospectively to consolidate their interests in certain other entities where there exists what is referred to as a `variable interest'. This can be a contractual, ownership or other interest in an entity that changes with changes in the entities net asset value. The Company is currently assessing the effect of this Interpretation, but does not believe the impact of adopting this standard will be significant as the Company does not anticipate consolidation of any variable interest enterprises.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure provisions of SFAS No. 148, which requires that additional information be disclosed in the "Summary of Significant Accounting Policies" (Note 1 to the Company's financial statements). Such information includes a tabular presentation of net income and basic and diluted earnings per share as reported. The table also includes the stock-based employee compensation cost, net of related tax effects, included in the determination of net income as if the fair value based method had been applied to all awards, as well as, pro forma net income and basic and diluted earnings per share as if the fair value based method had been applied to all awards. Other information disclosed in Note 1 includes the method used to account for stock-based employee compensation.

In November of 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an Interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 requires interim and annual disclosure about each guarantee or group of similar guarantees. The interpretation applies to various indemnification agreements and other contracts that contingently require the guarantor to make payments based on the changes in an underlying or based on another entity's failure to perform. It also incorporates several indirect guarantees of the indebtedness of others. The disclosure requirements became effective for the year ended December 31, 2002 and have been disclosed accordingly. See Note 16 for further discussion.

In addition to disclosure requirements, FIN 45 requires guarantors to recognize the fair value of a liability at the inception of a guarantee. The initial recognition and initial measurement provisions are to be applied on a prospective basis to guarantees issued or modified effective January 1, 2003. The Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized at time of management commitment. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. SFAS No. 146 became effective on January 1, 2003, and the Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections". Under the current rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statements of earnings, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 became effective on January 1, 2003, and the Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance that required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. SFAS No. 144 retains the guidance in SFAS No. 121 relating to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date. In connection with the spin-off of Monsanto, an impairment loss was recorded in the amount of $985 million. This was the only material impact on the Company's consolidated financial statements due to the adoption of these rules. See Note 8 to our financial statements for additional details related to the impairment loss.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently evaluating the effects the new rules may have on its consolidated financial statements but does not believe there will be a material effect as a result of its January 1, 2003 adoption.

Forward-Looking Statements

Certain statements contained in this Report, as well as in other documents incorporating by reference all or part of this Report, are "forward-looking statements" provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of the Company's business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. See Forward-Looking Information on page 2 of this annual report on Form 10-K for the period ended December 31, 2002.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of a change in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, currency exchange rates and equity prices. The Company handles market risk in accordance with established policies and enters into various derivative transactions to manage those risks. No such transactions are entered into for trading purposes. The following sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at December 31, 2002, which are sensitive to market risk. For equity price and currency exchange risk, the hypothetical change reflects the impact on fair value of a 10 percent shift in those indices. For interest rate sensitive instruments, market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve.

Because the Company's short-term and long-term debt exceeds cash and investments, the exposure to interest-rate risk relates primarily to the debt portfolio. The Company actively manages all portfolios to reduce its cost and increase its return on investment. To ensure liquidity, the Company will only invest in instruments with high credit quality where a secondary market exists. The Company is in a position to keep all investments until final maturity and maintains the majority of long-term debt at fixed rates.

The fair values of the Company's investments and debt are primarily based on quoted market prices or, where necessary, on discounted cash flows. The amount of debt valued using discounted cash flows had a fair market value of approximately $200 million. As the carrying amounts on short-term debt, investments and related-party notes maturing in less than one year approximate fair value, these are not included in the sensitivity analysis. The fair value of debt included in the analysis is $2.9 billion and excludes ESOP guaranteed debt. A one-percentage point change in the interest rates would change the fair value of debt by $219 million. The fair value of ESOP debt relating to the guarantee was $120 million.

The Company maintains a foreign-currency risk-management strategy that is primarily focused on reducing the negative impact of currency fluctuations on consolidated cash flows and earnings. The Company is exposed to this risk both on an inter-company and third-party basis. These movements affect cross-border transactions that involve sales and inventory purchases denominated in foreign currencies. Additionally, the Company is exposed to foreign currency exchange risk for recognized assets and liabilities and royalties, all of which are denominated in nonfunctional currencies of the holder. The Company primarily uses foreign currency forward-exchange contracts, swaps and options to hedge these risks. Since the notional amount of the derivatives used to hedge these risks does not exceed that of the underlying exposures, there was no exchange risk relating to those instruments. The fair market value of the remaining net transaction exposures was $124 million and unfavorable currency movements of 10 percent would negatively impact earnings by $12 million.

The Company also has investments in equity securities. All such investments are classified as long-term investments. The fair market value of these investments is $282 million. The majority of these investments is listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities were to decrease by 10 percent, the fair value of the equities would decrease by $23 million.

In addition to market risk, trade receivables, cash deposits and interest-bearing investments potentially subject the Company to credit risk. Wholesale distributors and large retail establishments account for a large portion of the Company's trade receivables especially in the U.S. The Company's top three customers in the U.S. account for 37 percent of the Company's consolidated net sales for 2002 and 33 percent of the Company's net trade accounts receivable as of December 31, 2002. To minimize this risk, the Company continuously monitors the creditworthiness of its customers and establishes credit limits in accordance with company policies. The Company typically does not require collateral or other security to support trade receivables.

The Company invests excess cash in deposits with major banks throughout the world and in high quality short-term liquid debt instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. The Company has not incurred credit risk losses related to these financial instruments.

Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures and hedges.

Item 8. Financial Statements and Supplementary Data

Reports of Management and Independent Accountants

Report of Management

Management is responsible for the consolidated financial statements and the other financial information included in this Annual Report. The Board of Directors, acting through its Audit and Finance Committee which is composed solely of directors who are not employees of the Company, oversees the financial reporting process. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts based on judgments and estimates made by management. Actual results could differ from amounts estimated.

Management has established systems of internal controls over financial reporting designed to provide reasonable assurance that the financial records used for preparing financial statements are reliable and that assets are safeguarded from unauthorized use or disposition. Internal auditors review accounting and control systems. The systems also are reviewed by the independent accountants to the extent deemed necessary to express the opinion set forth in their report. Management takes corrective actions to improve reporting and control systems in response to recommendations by the internal auditors and independent accountants. The appointment of the independent accountants is recommended by the Audit and Finance Committee to the Board of Directors.

Fred Hassan                   Christopher J. Coughlin       Robert G. Thompson
Chairman                      Executive Vice President      Senior Vice President
and Chief Executive Officer   and Chief Financial Officer   and Corporate Controller

Report of Independent Accountants

To the Shareholders and Board of Directors of Pharmacia Corporation:

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Pharmacia Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Monsanto Company which statements reflect total assets of $11,429,000,000 as of December 31, 2001, and total revenues of $2,932,000,000 for the period from January 1, 2002 through August 13, 2002, and $5,462,000,000 and $5,493,000,000 for each of the two years in the period ended December 31, 2001. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Monsanto Company, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2003

Pharmacia Corporation
Consolidated Statements of Earnings

Dollar amounts in millions, except per-share data
For The Years Ended December 31,                       2002      2001      2000
---------------------------------------------------------------------------------
Net sales                                            $13,993   $13,835   $12,651
Cost of products sold                                  3,077     2,978     2,882
Research and development                               2,359     2,361     2,165
Selling, general and administrative                    6,179     5,902     5,486
Amortization of goodwill                                  --       103       115
Merger and restructuring                                  68       673       975
Interest expense                                         154       255       182
Interest income                                          (65)     (110)     (124)
All other, net                                        (1,085)       82       (74)
---------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                        3,306     1,591     1,044
Provision for income taxes                               869       298       238
---------------------------------------------------------------------------------
Earnings from continuing operations                    2,437     1,293       806
Income from discontinued operations, net of tax           --       227       178
Loss on disposal of discontinued operations, net
   of tax                                               (952)       (8)      (37)
---------------------------------------------------------------------------------
Earnings before extraordinary items
   and cumulative effect of accounting change          1,485     1,512       947
Extraordinary items, net of tax                          653       (12)      (32)
Cumulative effect of accounting change, net of tax    (1,541)        1      (198)
---------------------------------------------------------------------------------
Net earnings                                         $   597   $ 1,501   $   717
=================================================================================

Net earnings per common share:
   Basic
      Earnings from continuing operations            $  1.88   $   .98   $   .62
      Net earnings                                       .45      1.14       .55
   Diluted
      Earnings from continuing operations               1.84       .97       .61
      Net earnings                                       .44      1.12       .54
=================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Pharmacia Corporation
Consolidated Balance Sheets

Dollar amounts in millions
December 31,                                                       2002      2001
-----------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                        $ 2,241   $ 1,276
Short-term investments                                               469       119
Short-term notes receivable-Monsanto                                  --       254
Trade accounts receivable, less allowance of $136 (2001: $132)     2,457     2,433
Inventories                                                        2,177     1,683
Deferred income taxes                                                717       932
Receivables from Monsanto                                             44        87
Other                                                              1,175       879
-----------------------------------------------------------------------------------
Total Current Assets                                               9,280     7,663
Long-term investments                                                287       288
Properties, net                                                    5,683     4,856
Goodwill, net of accumulated amortization of $682 (2001: $620)     1,150     1,059
Other intangible assets, net of accumulated amortization of
   $641 (2001: $561)                                                 393       416
Deferred income taxes                                              1,331     1,038
Other noncurrent assets                                              393       709
Net assets of discontinued operations                                 --     6,348
-----------------------------------------------------------------------------------
Total Assets                                                     $18,517   $22,377
===================================================================================

Current Liabilities:
Short-term debt                                                  $   854   $   470
Short-term notes payable-Monsanto                                     --        30
Trade accounts payable                                               780     1,048
Payables to Monsanto                                                  --        44
Compensation and compensated absences                                576       501
Dividends payable                                                    179       180
Income taxes payable                                                 740       685
Other accrued liabilities                                          1,851     2,031
-----------------------------------------------------------------------------------
Total Current Liabilities                                          4,980     4,989
Long-term debt                                                     2,585     2,612
Guarantee of ESOP debt                                                64       119
Postretirement benefit obligation                                  1,213       996
Deferred income taxes                                                299       143
Other noncurrent liabilities                                       1,393     1,128
-----------------------------------------------------------------------------------
Total Liabilities                                                 10,534     9,987
-----------------------------------------------------------------------------------
Commitments and Contingent Liabilities - Note 16
Shareholders' Equity:
Preferred stock, one cent par value; at stated value;
   authorized 10 million shares, issued 6,130
   (2001: 6,401 shares)                                              247       258
Common stock, two dollar par value; authorized 3 billion
   shares, issued 1.485 billion shares (2001: 1.485
   billion shares)                                                 2,970     2,970
Capital in excess of par value                                     3,656     3,499
Retained earnings                                                  6,950    11,586
ESOP-related accounts                                               (216)     (294)
Treasury stock, at cost                                           (3,257)   (2,789)
Accumulated other comprehensive income (loss):
   Currency translation adjustments                               (1,897)   (2,892)
   Unrealized investment gains, net                                   33       142
   Minimum pension liability adjustment                             (497)      (96)
   Unrealized hedging instrument (losses) gains                       (6)        6
-----------------------------------------------------------------------------------
Total Shareholders' Equity                                         7,983    12,390
-----------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity                       $18,517   $22,377
===================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Pharmacia Corporation
Consolidated Statements of Shareholders' Equity and Comprehensive Income

Dollar amounts in millions
For The Years Ended December 31,                                   2002      2001      2000
---------------------------------------------------------------------------------------------
Preferred Stock:
Balance at beginning of year                                     $   258   $   263   $   270
Redemptions and conversions                                          (11)       (5)       (7)
---------------------------------------------------------------------------------------------
Balance at end of year                                               247       258       263
---------------------------------------------------------------------------------------------
Common Stock:
Balance at beginning of year                                       2,970     2,937     2,931
Issuance of shares                                                    --        33         6
---------------------------------------------------------------------------------------------
Balance at end of year                                             2,970     2,970     2,937
---------------------------------------------------------------------------------------------
Capital In Excess Of Par Value:
Balance at beginning of year                                       3,499     2,730     1,827
Agricultural subsidiary stock offering                                --        --      (380)
Issuance of shares                                                    --       667        --
Stock option, incentive, dividend reinvestment plans and other       157       102     1,283
---------------------------------------------------------------------------------------------
Balance at end of year                                             3,656     3,499     2,730
---------------------------------------------------------------------------------------------
Retained Earnings:
Balance at beginning of year                                      11,586    10,781    10,696
Spin-off of Monsanto                                              (4,523)       --        --
Net earnings                                                         597     1,501       717
Dividends declared                                                  (697)     (683)     (619)
Dividends on preferred stock (net of tax)                            (13)      (13)      (13)
---------------------------------------------------------------------------------------------
Balance at end of year                                             6,950    11,586    10,781
---------------------------------------------------------------------------------------------
ESOP-Related Accounts:
Balance at beginning of year                                        (294)     (307)     (330)
Third-party debt repayment                                            45        41        39
Spin-off of Monsanto                                                  25        --        --
Other                                                                  8       (28)      (16)
---------------------------------------------------------------------------------------------
Balance at end of year                                              (216)     (294)     (307)
---------------------------------------------------------------------------------------------
Treasury Stock:
Balance at beginning of year                                      (2,789)   (2,003)   (2,432)
Stock options, incentive plans and other                             152        78       429
Purchases of treasury stock                                         (620)     (864)       --
---------------------------------------------------------------------------------------------
Balance at end of year                                            (3,257)   (2,789)   (2,003)
---------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Loss:
Balance at beginning of year                                      (2,840)   (2,480)   (2,051)
Spin-off of Monsanto                                               1,020        --        --
Other comprehensive loss                                            (547)     (360)     (429)
---------------------------------------------------------------------------------------------
Balance at end of year                                            (2,367)   (2,840)   (2,480)
---------------------------------------------------------------------------------------------
Total Shareholders' Equity                                       $ 7,983   $12,390   $11,921
=============================================================================================
Comprehensive Income (Loss) (Net of Tax):
Currency translation adjustments                                 $   123   $  (368)  $  (509)
Unrealized investment (losses) gains                                (105)       41        71
Minimum pension liability adjustments                               (540)      (39)        9
Unrealized hedging instrument (losses) gains                         (25)        6        --
---------------------------------------------------------------------------------------------
Other comprehensive loss                                            (547)     (360)     (429)
Net earnings                                                         597     1,501       717
---------------------------------------------------------------------------------------------
Total Comprehensive Income                                       $    50   $ 1,141   $   288
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Pharmacia Corporation
Consolidated Statements of Cash Flows

Dollar amounts in millions
For The Years Ended December 31,                                 2002      2001      2000
-------------------------------------------------------------------------------------------
Cash Flows From Operations:
Net Earnings                                                   $   597   $ 1,501   $   717
Adjustments to net earnings:
   Income from discontinued operations, net                         --      (227)     (178)
   Disposal of discontinued operations, net                        952         8        37
   Extraordinary items                                            (653)       12        32
   Cumulative effect of accounting change                        1,541        (1)      198
   Depreciation and amortization                                   587       610       632
   Deferred income taxes                                           329      (424)     (376)
   Acquired in-process R&D expenses                                 --        67        --
   Stock option revaluations                                        --        --       232
   Gain on return of AMBIEN rights                                (661)       --        --
   Other                                                          (148)      182        53
Changes in:
   Accounts receivable                                              86       (37)     (419)
   Inventories                                                    (364)     (247)      (74)
   Accounts payable                                               (307)      235       106
   Other liabilities                                               (41)      (31)     (211)
   Other operating items                                          (604)      154       370
-------------------------------------------------------------------------------------------
Net cash provided by continuing operations                       1,314     1,802     1,119
Net cash provided (required) by discontinued operations             39        99      (112)
-------------------------------------------------------------------------------------------
Net Cash Provided By Operations                                  1,353     1,901     1,007
-------------------------------------------------------------------------------------------
Cash Flows (Required) Provided By Investment Activities:
Purchases of property, plant and equipment                      (1,142)   (1,020)     (773)
Other acquisitions and investments                                (434)     (262)     (138)
Investment and property disposal proceeds                          121       169       249
Proceeds from sale of subsidiaries                               1,671        46        76
Proceeds from discontinued operations, net                          --        --     1,669
Discontinued operations receivable/payable, net                    224       206      (293)
Investment in employee benefits trust                             (225)       --        --
Other investment activities                                         --        --       (67)
-------------------------------------------------------------------------------------------
Net Cash Provided (Required) By Investment Activities              215      (861)      723
-------------------------------------------------------------------------------------------
Cash Flows (Required) Provided By Financing Activities:
Repayment of long-term debt                                        (47)     (768)   (1,773)
Net increase (decrease) in short-term borrowings                   416      (248)       (6)
Issuance of stock                                                  188       872     1,268
Treasury stock purchases                                          (620)     (864)       --
Dividend payments                                                 (711)     (651)     (622)
Other financing activities                                         (53)      (62)      (29)
-------------------------------------------------------------------------------------------
Net Cash Required By Financing Activities                         (827)   (1,721)   (1,162)
-------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       224       (78)     (107)
-------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   965      (759)      461
-------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                     1,276     2,035     1,574
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $ 2,241   $ 1,276   $ 2,035
===========================================================================================
Cash paid during the year for:
   Interest (net of amounts capitalized)                       $   175   $   247   $   358
   Income taxes                                                $   660   $   428   $   716
===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

On July 13, 2002, Pharmacia Corporation ("Pharmacia" or "the Company") entered into a definitive merger agreement with Pfizer Inc. (Pfizer). Approval from Pharmacia and Pfizer shareholders was received in December 2002. The close of the transaction is subject to governmental and regulatory approvals and other usual and customary closing conditions.

On November 28, 2001, Pharmacia announced a plan to spinoff its Monsanto agricultural subsidiary. On August 13, 2002, Pharmacia distributed its entire ownership of Monsanto stock to its shareholders by means of a tax-free dividend. As such, the results of operations and net assets of Monsanto were reported as discontinued operations in one line in the consolidated statements of earnings and the 2001 balance sheet. Similar adjustments were made to the consolidated statements of cash flows.

To avoid confusion throughout this document, the term "former Monsanto" is used to refer to the operations of the former Monsanto Company before the merger with Pharmacia & Upjohn, and "Monsanto" refers to the agricultural subsidiary, which was spun-off to Pharmacia shareholders during 2002.

In the notes that follow, all dollar amounts are stated in millions except per-share data. Per-share amounts are presented on a diluted, after-tax basis, unless otherwise stated. Trademarks owned by or licensed to the Company are indicated in all upper case letters.

1    Significant Accounting Policies and Other

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that are effective as of December 31, 2002 have been taken into consideration in preparing the financial statements. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates that are not majority owned, or where Pharmacia does not exercise control, are reported using the equity method and are recorded in other noncurrent assets. Gains and losses resulting from the issuance of subsidiaries' stock are recognized in shareholders' equity.

Currency Translation

With limited exceptions based on specific facts and circumstances, results of operations other than those located in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded as currency translation adjustments in shareholders' equity. For subsidiaries in highly inflationary countries, currency gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are reported directly in the consolidated statements of earnings.

Revenue Recognition

Revenues are recognized when title to products and risk of loss are transferred to customers. Where right of return exists, revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. The Company records costs that represent estimated returns, rebates and sales incentives as reductions of revenues at the time of the sale or transaction, based on historical experience. Nonrefundable upfront payments from promotion partners are deferred and recognized over the life of the agreement. Such arrangements are evaluated on a contract-by-contract basis.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of 91 days or less to be cash equivalents.


Investments

The Company has investments in debt securities that are classified in the consolidated balance sheets as short-term (restricted bank deposits and securities that mature in more than 91 days but not more than one year and securities with maturities beyond one year which management intends to sell within one year) or long-term (maturities beyond one year). The Company also has investments in equity securities, all of which are classified as long-term investments. Investments are further categorized as being available-for-sale or held-to-maturity. Investments categorized as available-for-sale are marked to market based on quoted market values of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of other comprehensive income (OCI) in shareholders' equity until realized. Investments categorized as held-to-maturity are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the Company has both the intent and the ability to hold these investments until they mature. When a decline in market value is deemed to be other than temporary, the reduction in the carrying value of the investment is charged to expense.

Employee Benefits Trusts Investments

The Company has various nonqualified benefit and compensation plans that provide for deferred payout of amounts to plan participants. Due to the change in control as a result of the planned merger with Pfizer, the majority of the benefits will become payable to the participants. These funds have been contributed to a trust that will administer payment of these employee benefits subsequent to the Pfizer merger and are not available for general corporate use except in the event of bankruptcy. As of December 31, 2002, the trust, which has been fully consolidated in the Pharmacia balance sheet, held approximately $225 in short-term investments (reported as other current assets) and $150 in long-term investments.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most U.S. inventories and the first-in, first-out (FIFO) method for substantially all non-U.S. inventories.

Properties

Property, plant and equipment, including renewals and improvements, are recorded at acquisition cost. Depreciation is principally computed on the straight-line method for financial reporting purposes using weighted-average asset lives for each classification, while accelerated methods are used for income tax purposes where permitted. Purchased and internally developed computer software are capitalized and amortized over the software's useful life. Maintenance and repair costs are charged to expense as incurred. Upon retirement or other disposition of property, any gain or loss is included in earnings.

Impairment tests of long-lived assets are made when conditions indicate a possible loss. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset value is written down to its fair market value or expected cash flows at an appropriate discount rate, if fair market value is not readily determinable.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase cost over the fair value of net assets of businesses acquired and is presented net of accumulated amortization. Amortization of goodwill ceased as of the end of 2001 as required by Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis and/or when events or circumstances change, indicating that the carrying amount may exceed fair value. Any excess over fair value is charged to operations.

Purchased intangible assets are recorded at the cost to obtain the asset and amortized over its expected useful life. If an indefinite-lived intangible asset's life becomes finite, it is amortized over the identified time period. The periods of amortization for intangibles are analyzed periodically to determine whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost is allocated to the increased or reduced number of remaining periods in the revised useful life. Finite-lived intangibles are tested for impairment when events or circumstances change, indicating that an impairment may exist. An estimate of future cash flows is developed and compared to the carrying amount of the intangible asset. If the expected undiscounted cash flows are less than the carrying amount of the intangible asset, an impairment loss is recognized for the difference between the carrying amount and discounted cash flows.

Product Liability

The Company is self-insured for product liability exposures up to reasonable risk retention levels beyond which excess coverages have been obtained. For product liability claims that have been incurred, liability calculations take into account such factors as specific claim amounts, past experience with such claims, number of claims reported and estimates of claims incurred but not yet reported. In addition to this base level of reserves, individually significant contingent losses are accrued for in compliance with applicable guidance. Product liability accruals are not reduced for expected insurance recoveries.

Research and Development

Research and development (R&D) expenses are fully charged to the consolidated statements of earnings when incurred. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes upfront and most milestone payments made to third parties in connection with technology acquisition. Milestone payments for projects that have achieved technological feasibility, signified by the U.S. Food & Drug Administration (FDA) or comparable regulatory body approval, are capitalized as assets resulting from R&D because it is probable that the projects will give rise to future economic benefits. Laboratory buildings and equipment with alternative uses are included in tangible fixed assets and depreciated over their estimated useful lives.

Advertising

Costs associated with advertising and certain promotion expenses are expensed in the year the related advertisement is first used and these costs are included in selling, general and administrative expenses. Advertising expense totaled approximately $1,152 in 2002, $1,192 in 2001 and $1,138 in 2000. Included in advertising expense are activities such as print, television and radio media in the amounts of $369, $443 and $234 for the years 2002, 2001 and 2000, respectively.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company records deferred income taxes on subsidiaries' earnings that are not considered to be permanently invested in those subsidiaries. In addition, the Company believes that the accrued tax liability is adequate for all years.

Environmental Remediation Liabilities

The Company accrues for environmental remediation liabilities when they are probable and reasonably estimable based on current law and existing technologies. The accruals are adjusted as further information develops or circumstances change. Costs of future expenditures do not reflect any claims for recoveries and are not discounted to their present value. Accruals for environmental liabilities are classified in the consolidated balance sheets primarily as other noncurrent liabilities.

Stock-Based Compensation

The Company has six stock option plans all having similar terms. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation cost is reflected in net income for employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock awards granted to certain employees do result in an expense charge based upon the market value of the shares at grant date. The following table is required under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The pro forma earnings shown below are not indicative of recurring grants of stock options. Merger and divestiture events of the past three years significantly distort year-to-year comparisons. The 2000 figures include an acceleration of vesting that was triggered by the merger with former Monsanto. As a result, 2001 pro forma expense is favorably affected. In 2002, the December Pharmacia shareholder vote in favor of the proposed merger with Pfizer resulted in accelerated vesting of outstanding stock options pursuant to the terms of the awards.

                                                                 Year Ended December 31,
                                                                  2002    2001     2000
----------------------------------------------------------------------------------------
Net income, as reported                                          $ 597   $1,501   $ 717
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects      22        8     235
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                     (486)     (90)   (403)
----------------------------------------------------------------------------------------
Pro forma net income                                             $ 133   $1,419   $ 549
========================================================================================
Earnings per share:
   Basic-as reported                                             $ .45   $ 1.14   $ .55
   Basic-pro forma                                               $ .09   $ 1.08   $ .42
----------------------------------------------------------------------------------------
   Diluted-as reported                                           $ .44   $ 1.12   $ .54
   Diluted-pro forma                                             $ .09   $ 1.07   $ .41
========================================================================================

Pro forma information regarding net income and earnings per share, presented above, has been determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS No. 123. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                  2002    2001    2000
---------------------------------------------------------------------------------------
Expected dividend yield                                           1.38%   1.13%   1.00%
Expected volatility                                               30.8%  28.60%  26.00%
Risk-free interest rate                                           4.35%   4.68%   6.75%
Expected option lives (years)                                      5.0     5.0     5.0
=======================================================================================

Derivatives and Hedging

The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge (including foreign currency fair-value hedges), along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (including foreign currency cash flow hedges), are recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current-period earnings. If derivatives are used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivatives are effective as a hedge, are recorded in the cumulative translation adjustment account within OCI. In certain circumstances, the Company enters into derivative contracts and does not designate them as fair value or cash flow hedges. This would be the case where the instrument serves as a natural hedge of an existing asset or liability. The Company does not hold any instruments for trading purposes.

Other - See also Note 2 - New Accounting Standards and Changes in Accounting Principles

Reclassifications

Certain reclassifications have been made to conform prior periods' data to the current presentation.

2    New Accounting Standards and Changes In Accounting Principle

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure provisions of SFAS No. 148, which requires that additional information be disclosed in Note 1, "Summary of Significant Accounting Policies." Such information includes a tabular presentation of net income and basic and diluted earnings per share as reported. The table also includes the stock-based employee compensation cost, net of related tax effects, included in the determination of net income if the fair value based method had been applied to all awards, and pro forma net income and basic and diluted earnings per share as if the fair value based method had been applied to all awards. Other information disclosed in Note 1 is the method used to account for stock-based employee compensation.

Guarantor's Accounting

In November of 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an Interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 requires interim and annual disclosure about each guarantee or group of similar guarantees. The Interpretation applies to various indemnification agreements and other contracts that contingently require the guarantor to make payments based on the changes in an underlying or based on another entity's failure to perform. It also incorporates several indirect guarantees of the indebtedness of others. The disclosure requirements became effective for the year ended December 31, 2002 and have been disclosed accordingly within the contingent liabilities discussion in Note 16 (Commitments, Contingent Liabilities and Litigation).

In addition to disclosure requirements, FIN 45 requires guarantors to recognize the fair value of a liability at the inception of a guarantee. The initial recognition and initial measurement provisions are to be applied on a prospective basis to guarantees issued or modified effective January 1, 2003. The Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized at time of management commitment. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. SFAS No. 146 became effective on January 1, 2003, and the Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

Classification of the Extinguishment of Debt

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections". Under the previous rules, SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from the extinguishment of debt be classified as extraordinary on the Company's consolidated statements of earnings, net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the Company evaluate whether the gains or losses qualify as extraordinary under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 became effective on January 1, 2003, and the Company believes that there will not be a material impact on its consolidated financial statements due to the adoption of these rules.

Asset Impairments

On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. It provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance that required the recognition of an impairment when the undiscounted cash flows would not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach as an alternative to the traditional present value method. The previous guidance provided in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," is to be applied to assets that are to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. Long-lived assets to be disposed of by other than sale are now considered assets to be held and used until the disposal date. In connection with the spin-off of Monsanto, an impairment loss resulted in the amount of $985. This was the only material impact on the Company's consolidated financial statements due to the adoption of these rules. See Note 8 "Discontinued Operations" for additional details related to the impairment loss.

Asset Retirements

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently evaluating the effects the new rules may have on its consolidated financial statements but does not believe there will be a material effect as a result of its January 1, 2003 adoption.

Goodwill and Intangibles

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and set out specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. If the book value of goodwill or an indefinite-lived intangible asset is greater than its fair value, an impairment loss is recognized for the difference. In addition, SFAS No. 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

The Company adopted the provisions of SFAS No. 141 on January 1, 2002 (requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001 became effective with the issuance of the standard). The provisions of SFAS No. 142 were adopted effective as of January 1, 2002 with no impairment losses recognized related to its continuing operations.

Monsanto also adopted SFAS No. 142 as of January 1, 2002 and an impairment analysis resulted in the recognition of a $1,822 net-of-tax loss related to the corn and wheat reporting units. As required by the accounting pronouncement, the loss was recorded as a cumulative effect of accounting change, net of tax, effective as of January 1, 2002. Pharmacia recognized a loss of $1,541, representing Pharmacia's portion of Monsanto's charge, net of minority interest. The impairment charge had no effect on Pharmacia's liquidity or cash flow.

Intangibles

The following tables reflect information pertaining to other intangible assets relating to the continuing operations of the Company as of December 31, 2002 and 2001.

                                       2002                                      2001
                         ----------------------------------------------------------------------------------
                                     Amortized                                 Amortized
                         ----------------------------------------------------------------------------------
                         Not Subject to      Accumulated        Not Subject to       Accumulated
                          Amortization    Gross Amortization   Net Amortization   Gross Amortization    Net
-----------------------------------------------------------------------------------------------------------
Patents and trademarks         $57          $425     $(301)      $181      $57      $414    $(263)     $208
Rights and licenses             --           514      (312)       202       --       433     (256)      177
Other                           --            38       (28)        10       --        73      (42)       31
-----------------------------------------------------------------------------------------------------------
Total                          $57          $977     $(641)      $393      $57      $920    $(561)     $416
===========================================================================================================

Intangible assets acquired during 2002 totaled $23, including $19 for rights and licenses.

Intangible Assets Amortization Expense

Year ended December 31, 2002   $69
Year ended December 31, 2001   $64

Annual amortization expense for the years ending 2003 through 2007 is estimated to be $71, $60, $56, $37 and $31, respectively.

Goodwill

The changes in the carrying amount of goodwill relating to continuing operations for 2002 are as follows:

                                                      Prescription
                                             Total   Pharmaceuticals   All Other
--------------------------------------------------------------------------------
Balance December 31, 2001                   $1,059        $  954          $105
Net intangible reclassifications                (6)           (6)           --
Purchase acquisitions                           14            --            14
Foreign exchange                                83            81             2
--------------------------------------------------------------------------------
Balance December 31, 2002                   $1,150        $1,029          $121
================================================================================

Earnings Excluding Goodwill Amortization

                                         2002                  2001                  2000
                                  ---------------------------------------------------------------
                                  Earnings              Earnings              Earnings
                                   Before      Net       Before      Net       Before      Net
                                   Items*    Earnings    Items*    Earnings    Items*    Earnings
-------------------------------------------------------------------------------------------------
Earnings as reported               $1,485     $ 597      $1,512     $1,501     $  947     $ 717
Adjust for goodwill, net of tax        --        --          99         99        107       107
-------------------------------------------------------------------------------------------------
Adjusted earnings                  $1,485     $ 597      $1,611     $1,600     $1,054     $ 824
=================================================================================================

Basic earnings per share:
   Earnings as reported            $ 1.14     $0.45      $ 1.15     $ 1.14     $ 0.73     $0.55
   Adjust for goodwill                 --        --        0.08       0.08       0.08      0.08
-------------------------------------------------------------------------------------------------
   Adjusted earnings               $ 1.14     $0.45      $ 1.23     $ 1.22     $ 0.81     $0.63
=================================================================================================

Diluted earnings per share:
   Earnings as reported            $ 1.12     $0.44      $ 1.13     $ 1.12     $ 0.72     $0.54
   Adjust for goodwill                 --        --        0.08       0.08       0.08      0.08
-------------------------------------------------------------------------------------------------
   Adjusted earnings               $ 1.12     $0.44      $ 1.21     $ 1.20     $ 0.80     $0.62
=================================================================================================

* Excludes extraordinary items and cumulative effect of accounting change as applicable.

Derivative Instruments and Hedging

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses on nonhedging instruments attributable to changes in the fair value are recorded in earnings. If elected and qualified, special hedge accounting is available whereby gains and losses on derivatives and certain other instruments can be offset or recorded in shareholders' equity.

In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment in earnings as of January 1, 2001 for approximately a $1 gain. This amount is comprised of the excluded component of instruments previously designated in cash flow hedges and other changes in recorded basis to bring derivatives to fair value, both of which were less than $1 on an individual basis. Also included in the $1 gain were offsetting adjustments to the carrying value of a hedged item and the hedging derivative for a fair value hedge each in the amount of $19. A similar cumulative effect adjustment in the amount of $3 (net of tax) was made on the balance sheet to OCI. This amount reflects the deferred amount of derivative instruments previously designated in cash flow hedges.

Upon adopting SFAS No. 133, the Company elected to reclassify $52 of held-to-maturity securities as available-for-sale securities. The unrealized gain associated with the reclassification was not material and is recorded in OCI. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity.

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

In connection with SAB 101, the Company recorded a cumulative effect of a change in accounting principle, effective January 1, 2000, in the after-tax amount of $198 (net of taxes of $108). This amount primarily relates to certain nonrefundable payments received from promotion partners that were recognized in earnings in prior years as well as certain agricultural revenues from biotechnology traits sold by third-party seed companies. Payments received in 1996 and 1998 from promotion partners comprised the majority of the adjustment. These payments are now deferred and are being amortized over the terms of the underlying agreements. Amortization of these deferred amounts related to continuing businesses was $22 in 2002, 2001 and 2000.

The $198 cumulative catch-up adjustment also included $26 (net of taxes of $16) recognized by Monsanto related to its biotechnology traits sales.

Pro forma net earnings for 2000 would have been $915 assuming the accounting change relating to revenue recognition was made retroactively ($.71 per share basic; $.69 per share diluted).

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

3    Merger and Restructuring Charges

The Company recorded merger and restructuring charges of $68, $673 and $975 during 2002, 2001 and 2000, respectively. All of these charges were recorded on the "Merger and restructuring" line of the consolidated statements of earnings. In 2002, 2001 and 2000, merger and restructuring charges were comprised of $60 of merger expense and $8 of net restructuring expense, $419 of merger expense and $254 of restructuring expense and $599 of merger expense and $376 of restructuring expense, respectively.

During 2000, former Monsanto and Pharmacia & Upjohn (P&U) merged to form Pharmacia Corporation. As a result of that merger, there were many duplicate functions and locations, particularly in the prescription pharmaceutical segment and corporate functions. The Company began a restructuring in order to integrate the two companies, eliminate duplicate positions and facilities and create a consolidated headquarters in New Jersey.

The board of directors approved a comprehensive integration and restructuring plan in the spring of 2000. Due to the comprehensive nature of this restructuring, the timelines for the various plans were expected to occur over multiple years and the related restructuring charges also were intended to be taken over three or four years. As of December 31, 2002, merger charges relating to this plan are essentially complete.

On July 13, 2002, the Company entered into a definitive merger agreement with Pfizer. Pharmacia has incurred certain costs necessary to facilitate the completion of the merger.

Merger Costs

     The $60 of merger costs recorded in 2002 is comprised of the following:

o $16 to integrate the former Monsanto and P&U organizations is comprised largely of costs relating to information technology integration projects.

o $44 to facilitate the completion of the merger with Pfizer is comprised of $10 relating to legal fees and $12 relating to travel, benefits consulting, contract terminations and other merger related costs. Merger costs also include a non-cash charge of $22 for the accelerated vesting of certain restricted stock awards as a result of the shareholder approval of the merger agreement with Pfizer.

The $419 of merger costs recorded in 2001 is comprised of the following:

o $340 to integrate the former Monsanto and P&U organizations is comprised of $139 of consulting fees for system and process integration, $52 relating to information technology integration projects, $26 of contract termination fees and employee relocation costs, $123 relating to other out-of-pocket merger costs such as travel, temporary payroll, incentives and other costs necessary to complete the merger.

o $79 relating to the formation and partial sale of Biovitrum AB (Biovitrum). The $79 is comprised of a noncash charge of $63 relating to asset write-downs and $16 of other related cash expenses. Biovitrum was established during the second quarter of 2001 as the result of the Company's plan to exit its Sweden-based metabolic disease research activities, its biopharmaceutical development unit and the Company's plasma business. The Company has partially divested of its ownership in Biovitrum and currently owns less than 20 percent.

     The $599 of merger costs recorded in 2000 is comprised of the following:

o $100 relating to investment bankers, $42 in connection with legal and SEC fees, $48 relating to consultant expense, $11 relating to employee moving and relocation costs, $166 of other merger costs necessary to integrate the two companies and a noncash charge of $232. This noncash charge related to certain former Monsanto employee stock options that contained a contractual reset provision that was triggered upon change-of-control. Pursuant to the terms of these "premium options," at consummation of the merger, the original above-market exercise price was reduced to equal the fair market value on the date of grant.

Restructuring Costs

The $8 of net restructuring charges recorded in 2002 is comprised of the following:

o $21 associated with restructuring the prescription pharmaceuticals segment necessitated by combining G.D. Searle, the pharmaceutical business of former Monsanto, and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $5 relating to the separation of approximately 45 employees worldwide in R&D, manufacturing, marketing and administrative functions; $9 relating to contract and lease termination fees and $7 of other exit costs.

o $5 relating to consolidating corporate and administrative and other areas and eliminating duplicative positions. This charge is comprised entirely of costs relating to the separation of approximately 35 employees.

o $18 of total reversals is comprised of a reversal of $5 relating to restructuring liabilities established in 1999 and 2000 under the Monsanto restructuring plan that were reversed as a result of lower actual severance costs than originally estimated and $13 relating to a change in a previous restructuring plan for a facility. As the result of a subsequent restructuring plan, sale of the building resulted in a gain.

     The $254 of restructuring charges recorded in 2001 is comprised of the following:

o $225 associated with restructuring the prescription pharmaceuticals segment necessitated by combining G.D. Searle, and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $144 relating to the separation of approximately 1,050 employees worldwide in R&D, manufacturing, marketing and administrative functions; $41 relating to asset write-downs resulting from duplicate computer equipment and facilities; $33 relating to contract and lease termination fees and $7 of other exit costs.

o $29, net, relating to consolidating corporate and administrative functions in the Company's New Jersey headquarters and eliminating duplicate administrative positions and a reversal of $25 of prior accruals relating to the previous P&U restructuring plans due to lower separation payments than initially anticipated. This charge is comprised of $33 relating to the separation of approximately 240 employees primarily in corporate and administrative functions, $17 relating to asset write-downs of duplicate computer systems and leasehold improvements in duplicate facilities and $4 of contract and lease termination costs.

The $376 of restructuring charges recorded in 2000 is comprised of the following:

o $241 associated with restructuring the prescription pharmaceutical segment necessitated by combining G.D. Searle, and P&U operations worldwide. The merger resulted in duplicate facilities, computer systems and positions around the world. The charges consist of $165 relating to the separation of approximately 1,360 employees worldwide in R&D, manufacturing, marketing and administrative functions; $51 relating to asset write-downs resulting from duplicate computer systems and facilities; $22 relating to contract and lease terminations and $3 of other exit costs.

o $150 relating to consolidating corporate and administrative functions in New Jersey and eliminating duplicate administrative positions. This charge is comprised of $113 relating to the separation of approximately 210 employees in corporate and administrative functions and $37 relating to asset write-downs (duplicate computer systems and leasehold improvements in duplicate facilities) and lease termination fees and other exit costs.

o $15 relating to the reversals of prior P&U restructuring reserves that resulted from higher than anticipated proceeds on asset sales and lower than anticipated separation payments.

Restructuring charges and spending associated with the current restructuring plans relating to the integration of the former Monsanto and P&U companies follow. The table below does not include activity incurred under previous P&U restructuring plans, which began in 1995 and 1997. All activities relating to these plans have been completed.

                                                Workforce   Other Exit
                                               Reductions      Costs     Total
-------------------------------------------------------------------------------
Balance January 1, 2000                         $  --         $ --       $  --
Additions                                         278           25         303
Deductions                                       (119)         (15)       (134)
-------------------------------------------------------------------------------
Balance December 31, 2000                         159           10         169
Additions                                         177           37         214
Deductions                                       (221)         (37)       (258)
-------------------------------------------------------------------------------
Balance December 31, 2001                       $ 115         $ 10       $ 125
Additions                                          10           16          26
Deductions                                       (113)          (9)       (122)
Reversals                                          (5)          --          (5)
-------------------------------------------------------------------------------
Balance December 31, 2002                       $   7         $ 17       $  24
===============================================================================

As of December 31, 2002, cash payments totaling $453 relating to the separation of approximately 2,740 employees have been paid and charged against the liability.

As of December 31, 2002, all activities relating to the restructuring plans associated with the former Monsanto Company have been substantially completed.

4    All Other, Net

All other, net for 2002 totaled a net income balance of $1,085 and was comprised of $734 income related to AMBIEN, including a $661 gain on the return of U.S. product rights to Sanofi-Synthelabo, Inc. (Sanofi) and $73 in income received in the first quarter for the Company's share of AMBIEN earning a net $100 favorable patent infringement settlement; $71 realized gains on sales of investments; $60 royalty income; $45 gain on the sale or outlicense of product rights; $28 gain relating to sale of certain clinical study data and $47 net gain from other miscellaneous items. The 2001 net expense of $82 was comprised of approximately $220 net costs related to AMBIEN, partly offset by $70 royalty income, $56 realized gains on sales of investments and $12 net income from other miscellaneous items. The 2000 net income of $74 was comprised of $70 royalty income, $48 gains on sales of assets, $41 gains on investments and $81 net gain from other miscellaneous items, partially offset by $166 AMBIEN related costs.

5    Extraordinary Items

During 2002, the Company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc for $1,000. The investment basis as of March 2002 was $223. The sale resulted in a gain of $653 (net of taxes of $124). The gain on the sale has been classified as an extraordinary item in the accompanying consolidated statements of earnings in accordance with APB Opinion No. 16 "Business Combinations" because the sale of this investment took place within the two-year period following the merger of

Pharmacia & Upjohn and former Monsanto, which was accounted for under the pooling of interests accounting method. The sale of this investment was not contemplated at the time of the pooling.

During 2001 and 2000, the Company had three retirements of debt. In 2001, the Company retired debt related to the adjustable conversion-rate equity securities in the principal amount of $700 and certain debt obligations relating to one of the ESOPs in the amount of $24. The $12 of net-of-tax costs associated with these retirements has been classified to "Extraordinary items, net of tax" on the Company's consolidated statements of earnings. In 2000, the Company repurchased certain long-term debt issues with a total principal amount of $362. The cost of this action was $32, net-of-tax. The costs related to the tender were comprised of normal inducement premiums and professional and administrative fees.

6    Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes four components: changes in currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in fair value of derivative instruments and minimum pension liability adjustments. The following table shows the changes in each other comprehensive income (OCI) component. Reclassification adjustments represent items that are included in net earnings in the current period but previously were reported in OCI. To avoid double counting these items in comprehensive income, gains are subtracted from OCI, while losses are added. OCI changes for 2000, 2001 and January 1 through August 13, 2002 include Monsanto. Effective with the August 2002 spin-off of Monsanto, its OCI balances in shareholders' equity were written off as part of the dividend of Monsanto shares to Pharmacia shareholders on disposal of discontinued operations.

                                                              Tax
For The Year Ended                               Before     Expense      Net Of
December 31, 2002                                  Tax    Or (Benefit)    Tax
--------------------------------------------------------------------------------
Currency translation adjustments                  $ 123       $  --       $ 123
--------------------------------------------------------------------------------
Unrealized investment (losses)                      (45)        (11)        (34)
Less: reclassification adjustments for gains
   realized in net earnings                          79           8          71
--------------------------------------------------------------------------------
Net unrealized investment (loss)                   (124)        (19)       (105)
--------------------------------------------------------------------------------
Minimum pension liability adjustments              (842)       (302)       (540)
--------------------------------------------------------------------------------
Unrealized hedging instrument (losses)              (42)        (11)        (31)
Less: reclassification adjustments for
   derivative losses included in income              (9)         (3)         (6)
--------------------------------------------------------------------------------
Net unrealized hedging instrument (loss)            (33)         (8)        (25)
--------------------------------------------------------------------------------
Other comprehensive (loss) income                 $(876)      $(329)      $(547)
================================================================================
For The Year Ended
December 31, 2001
--------------------------------------------------------------------------------
Currency translation adjustments                  $(368)      $  --       $(368)
--------------------------------------------------------------------------------
Unrealized investment gains                          51         (30)         81
Less: reclassification adjustments for gains
   realized in net earnings                          62          22          40
--------------------------------------------------------------------------------
Net unrealized investment (losses) gains            (11)        (52)         41
--------------------------------------------------------------------------------
Minimum pension liability adjustments               (63)        (24)        (39)
--------------------------------------------------------------------------------
Net unrealized hedging instrument gains               4          (2)          6


                                       48





--------------------------------------------------------------------------------
Other comprehensive (loss) income                 $(438)      $ (78)      $(360)
================================================================================
For The Year Ended
December 31, 2000
--------------------------------------------------------------------------------
Currency translation adjustments                  $(509)      $  --       $(509)
--------------------------------------------------------------------------------
Unrealized investment gains                         154          61          93
Less: reclassification adjustments for gains
   realized in net earnings                          33          11          22
--------------------------------------------------------------------------------
Net unrealized investment gains                     121          50          71
--------------------------------------------------------------------------------
Minimum pension liability adjustments                21          12           9
--------------------------------------------------------------------------------
Other comprehensive (loss) income                 $(367)      $  62       $(429)
================================================================================

7    Earnings Per Share

Basic earnings per share (EPS) is computed by dividing the earnings measure by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed assuming the exercise of stock options, conversion of preferred stock and the issuance of stock as incentive compensation to certain employees. Also in the diluted computation, earnings from continuing operations and net earnings are reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

Share amounts in millions                                2002      2002     2001      2001     2000     2000
Years Ended December 31                                  Basic   Diluted    Basic   Diluted    Basic   Diluted
--------------------------------------------------------------------------------------------------------------
EPS numerator:
Earnings from continuing operations                     $2,437   $ 2,437   $1,293   $1,293    $  806   $  806
Less: Preferred stock dividends, net of tax                (13)       --      (13)      --       (13)      --
Less: ESOP contribution, net of tax                         --        (8)      --       (8)       --       (8)
--------------------------------------------------------------------------------------------------------------
Earnings from continuing operations available to
   common shareholders                                  $2,424   $ 2,429   $1,280   $1,285    $  793   $  798
--------------------------------------------------------------------------------------------------------------
EPS denominator:
Average common shares outstanding                        1,293     1,293    1,298    1,298     1,274    1,274
Effect of dilutive securities:
   Stock options and stock warrants                         --         9       --       12        --       21
   Convertible instruments and incentive compensation       --        13       --       12        --       12
--------------------------------------------------------------------------------------------------------------
Total shares                                             1,293     1,315    1,298    1,322     1,274    1,307
--------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Continuing operations                                $ 1.88   $  1.84   $  .98   $  .97    $  .62   $  .61
   Discontinued operations                                (.74)     (.72)     .17      .16       .11      .11
   Extraordinary item                                      .50       .49     (.01)    (.01)     (.03)    (.03)
   Cumulative effect of accounting change                (1.19)    (1.17)      --       --      (.15)    (.15)
--------------------------------------------------------------------------------------------------------------
Net earnings                                            $  .45   $   .44   $ 1.14   $ 1.12    $  .55   $  .54
==============================================================================================================

The assumed conversion of stock options having an exercise price higher than the weighted average market price of the underlying shares is not taken into account in the diluted EPS computation as the effect would be antidilutive. For the years 2002, 2001 and 2000, the number of stock options so excluded were 59 million, 34 million and 3 million, respectively. Note that, if some or all of these stock options enter into future EPS computations due to rising share prices, the assumed use of option exercise proceeds to repurchase shares would mitigate the dilutive effect to some degree.

8    Discontinued Operations

For  the Years Ended December 31,(1)          2002                2001                  2000
                                      ---------------------------------------------------------------
                                      Monsanto    Other     Monsanto   Other      Monsanto   Other
-----------------------------------------------------------------------------------------------------
Net sales                              $2,932      $ 2       $5,462     $  2       $5,493    $350
Income (loss) from discontinued
   operations, before tax                  66       (7)         364      (17)         341     (92)
Income tax expense (benefit)               19       (2)         135       (7)         161     (53)
-----------------------------------------------------------------------------------------------------
Net income (loss) from discontinued
   operations                          $   47(2)   $(5)(2)   $ 229      $(10)(2)   $  180    $(39)(2)
=====================================================================================================

(1)  Partial year 2002 re Monsanto - see below.

(2) All 2002 balances, $(8) of 2001 and $(37) of 2000 are reported as part of "Loss on disposal of discontinued operations, net of tax." The remainders of 2001 and 2000 are reported in the caption "Income from discontinued operations, net of tax."

Monsanto

On November 28, 2001, the board of directors approved a formal plan to distribute to Pharmacia shareholders the remaining outstanding shares held of Monsanto, in a tax-free spin-off transaction. On July 18, 2002, the Pharmacia board of directors approved the completion of the spin-off of Monsanto through the distribution of shares of Monsanto common stock to Pharmacia common shareholders of record on July 29, 2002. In order to effect the distribution, the Pharmacia board of directors declared a special dividend on the Company's common stock comprised of 220 million shares of Monsanto common stock currently held which, at July 29, 2002, represented approximately 84% of Monsanto's outstanding stock. Each Pharmacia shareholder received .170593 shares of Monsanto common stock for each share of Pharmacia stock owned on the record date. The shares were distributed at the close of business on August 13, 2002.

In connection with the spin-off of Monsanto, Pharmacia recorded a loss on disposal of discontinued operations of $938 for the year ended 2002, which was comprised of $47 net income from discontinued operations offset by an impairment loss of $985 calculated by comparing the adjusted book value of Monsanto shares on August 13, the date of the spin-off, to Monsanto's fair value based upon the closing stock price on August 13, 2002 of $15.81.

On September 1, 2000, the Company entered into a Transition Services Agreement with Monsanto. Under the agreement, Pharmacia primarily provides information technology support for Monsanto while Monsanto provides certain administrative support services for Pharmacia. Pharmacia and Monsanto also lease research and office space from each other. Since the initiation of the agreement, each party has charged the other entity rent based on a percentage of occupancy multiplied by the cost to operate the facilities. These services are continuing beyond August 13, 2002. During 2002, Pharmacia provided services to Monsanto in the amount of $33. During this same period, Monsanto provided Pharmacia $38 in services relating to these agreements.

Net Assets of Monsanto as of December 31:                                  2001
--------------------------------------------------------------------------------
Current assets                                                           $ 4,797
Noncurrent assets                                                          6,676
--------------------------------------------------------------------------------
Total assets                                                              11,473
--------------------------------------------------------------------------------
Current liabilities                                                        2,367
Noncurrent liabilities                                                     1,695
--------------------------------------------------------------------------------
Total liabilities                                                          4,062
--------------------------------------------------------------------------------
Net assets of Monsanto before minority interest                            7,411
Minority interest                                                          1,095
--------------------------------------------------------------------------------
Net assets of discontinued operations                                    $ 6,316
================================================================================

Other

During the fourth quarter of 2002, the Company's senior management approved a formal plan to sell a majority-owned pharmaceutical subsidiary in Russia. In connection with the commitment to sell, and in contemplation of an offer received in December 2002, the Company is accounting for this subsidiary as a discontinued operation and has reflected its results of operations and financial position as part of discontinued operations for all periods presented. The Company has concluded that the Russian subsidiary that is held for sale is a component of an entity with operations and cash flows that can be clearly distinguished operationally and financially from the rest of the Company, as required by SFAS No. 144. The component meets the requirements for held-for-sale classification under SFAS No. 144 in a transaction that will eliminate the component's operations and cash flows from the Company's ongoing operations and the Company will not have any significant continuing involvement in the operations of the component following disposal.

The carrying value of the Russian subsidiary being held for sale was adjusted to reflect the estimated fair value less cost to complete the sale of the subsidiary as of December 31, 2002, which resulted in a $9 net-of-tax impairment loss recorded in 2002. Also during 2002, the Company recorded an additional $5 net-of-tax loss on disposal of discontinued operations in connection with the sale of the artificial sweetener ingredient business that occurred in 2000.

Of the $10 net-of-tax loss from other discontinued operations recorded in 2001, $8 consisted of legal and related costs in connection with the sale of the artificial sweeteners business and is recorded as a loss on the disposal of discontinued operations. The remaining $2 of loss reflects the results of operations of the Russian subsidiary and is recorded as loss from discontinued operations.

The $39 net-of-tax loss associated with other discontinued operations in 2000 includes a loss of $2 from the Russian subsidiary. The net sales and remaining loss from discontinued operations in 2000, which are reported as loss on disposal of discontinued operations, include nine months of biogums, five months of bulk aspartame and two months of the tabletop sweeteners business and a settlement of litigation related to the lawn and garden products business.

Following is a summary of the disposals that occurred in 2000: On September 29, 2000, Pharmacia completed the sale of the biogums business to a joint venture formed between Hercules, Inc. and Lehman Brothers Merchant Banking Partners II, L.P. for cash proceeds of $592. On March 17, 2000, Pharmacia completed the sale of the tabletop sweeteners business to Merisant Company for $570 in cash. On May 24, 2000, Pharmacia completed the sale of its sweetener ingredient business to J.W. Childs Equity Partners II, L.P. for $440 in cash proceeds. Also on May 24, 2000, Pharmacia completed the sale of equity interests in two European joint venture companies, NutraSweet A.G., and Euro-Aspartame S.A., to Ajinomoto Co., Inc. for $67 in cash proceeds. As a result of Pharmacia completing the sale of the remaining former Monsanto Nutrition and Consumer Products businesses in 2000, there were no net assets from discontinued operation relating to these businesses as of December 31, 2002 or 2001.

9    Income Taxes

The components of income (loss) from continuing operations before income taxes were:

Years Ended December 31                                 2002     2001     2000
--------------------------------------------------------------------------------
U.S.                                                   $  786   $ (136)  $ (223)
Non-U.S.                                                2,520    1,727    1,267
--------------------------------------------------------------------------------
Earnings before income taxes                           $3,306   $1,591   $1,044
================================================================================

The provision for income taxes from continuing operations included in the consolidated statements of earnings consisted of:

Years Ended December 31                                    2002   2001    2000
--------------------------------------------------------------------------------
Current provision
U.S.                                                       $146   $ 346   $ 281
Non-U.S.                                                    394     376     333
--------------------------------------------------------------------------------
Total current provision                                     540     722     614
--------------------------------------------------------------------------------
Deferred provision
U.S.                                                        287    (325)   (398)

Non-U.S.                                                     42     (99)     22
--------------------------------------------------------------------------------
Total deferred provision                                    329    (424)   (376)
--------------------------------------------------------------------------------
Provision for income taxes                                 $869   $ 298   $ 238
================================================================================

Differences between the Company's effective tax rate and the U.S. statutory tax rate on earnings from continuing operations were as follows:

Percent of Pretax Income                                    2002    2001   2000
--------------------------------------------------------------------------------
Statutory tax rate                                          35.0%   35.0%  35.0%
Lower rates in other jurisdictions, net                     (7.9)  (11.2)  (8.9)
U.S. R&D tax credit                                         (1.1)   (2.7)  (4.1)
Nondeductible goodwill                                        --     0.5    0.1
Merger-related costs                                          --      --    4.5
All other, net                                               0.3    (2.9)  (3.9)
--------------------------------------------------------------------------------
Effective tax rate                                          26.3%   18.7%  22.7%
================================================================================

Deferred income taxes are in the consolidated balance sheets as follows:

                                         2002       2002        2001       2001
December 31                             Assets   Liabilities   Assets   Liabilities
-----------------------------------------------------------------------------------
Components of deferred taxes were:
Property, plant and equipment           $            $287      $   --      $208
Inventory                                  493         --         393        --
Compensation and retirement plans          689         --         410        --
Swedish tax deferrals                       --         67          --        46
Tax loss and tax credit carryforwards      692         --         767        --
Environmental and product liabilities       52         --          43        --
Tax on unremitted earnings                  --         23          --        40
All other                                  703        484         876       351
-----------------------------------------------------------------------------------
Subtotal                                 2,629        861       2,489       645
Valuation allowances                       (26)                   (23)
-----------------------------------------------------------------------------------
Total deferred taxes                     2,603        861       2,466       645
-----------------------------------------------------------------------------------
Net deferred tax assets                 $1,742                 $1,821
===================================================================================

Deferred income tax asset and liability balances are classified as current or noncurrent based on the classification of the related asset or liability or the expected reversal date of the related temporary difference. Within each tax jurisdiction, asset and liability balances within current and noncurrent classifications are netted. With the exception of $7 included in "Other accrued liabilities" in both 2002 and 2001, all deferred income tax balances are identified as such in the Company's consolidated balance sheets.

As of December 31, 2002, Pharmacia had net operating loss carryforwards of approximately $102 that have various expiration dates through 2018, and tax credit carryforwards of $656, of which $473 have various expiration dates through 2022 and $183 have an unlimited life. As of December 31, 2002, Pharmacia has recorded valuation allowances of $26 against these carryforwards in jurisdictions where recovery of these carryforwards is uncertain. At December 31, 2002, undistributed earnings of subsidiaries considered permanently invested were approximately $8,600. No provision is made for income taxes that would be payable upon the distribution of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Monsanto's operating results were included in the Pharmacia consolidated federal and state income tax returns for tax years 2001 and 2000 as well as for the period January 1, 2002 through August 13, 2002. Effective September 1, 2000, Monsanto and Pharmacia entered into a tax sharing agreement. To the extent Monsanto's results are included in any Pharmacia income tax return, Monsanto, in general, is obligated to pay Pharmacia (or Pharmacia is obligated to pay Monsanto) the amount of taxes that would be due as if

Monsanto had filed its own tax returns. As of December 31, 2002, 2001 and 2000, Monsanto had an amount due to (receivable from) Pharmacia of $44, ($9) and $12, respectively, related to income taxes payable.

The Internal Revenue Service has substantially completed its examination of the Company's tax returns through the tax year ended December 31, 1997, which resulted in no significant financial impact to the Company.

10   Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, including risks related to the effects of changes in foreign-currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on operating results and cash flows.

The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect cash flows from fluctuations that may arise from volatility in currency exchange rates. The Company is exposed to this risk both on an intercompany and third-party basis. These movements affect cross-border transactions that involve sales and inventory purchases denominated in foreign currencies. Additionally, the Company is exposed to foreign currency exchange risk for recognized assets and liabilities, royalties and net investments in subsidiaries, all of which are denominated in nonfunctional currencies of the holder. The Company primarily uses foreign-currency forward-exchange contracts, swaps and options to hedge these risks. The aggregate net transaction losses recorded in the consolidated statements of earnings due to the remeasurement of nonfunctional currency denominated assets and liabilities, net of related hedging gains or losses, were a $5, $9 and $21 for the years ending December 31, 2002, 2001 and 2000, respectively.

The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations that may arise from volatility in interest rates. The Company's goals are to manage interest rate sensitivity of debt and lower, where possible, the cost of its borrowed funds. Fluctuations in interest rates create an unrealized appreciation or depreciation in the fair market value of the Company's fixed-rate debt when the current interest rate is compared with the original cost of the borrowed funds.

By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk. Credit risk is the risk that the counter-party might fail to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties and limiting the amount of exposure to each.

Fair-Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

For the year ended December 31, 2002, there was no ineffectiveness or excluded ineffectiveness related to the Company's fair-value hedges.

Cash Flow Hedges

The Company is exposed to currency exchange rate fluctuations related to certain intercompany and third-party transactions. The Company purchases foreign-exchange options and forward-exchange contracts as hedges of anticipated sales and purchases denominated in foreign currencies. The Company enters into these contracts to protect itself against the risk that the eventual cash flows will be adversely affected by changes in exchange rates.

The Company uses foreign-currency exchange contracts to hedge the adverse effects that fluctuations in exchange rates may have on foreign-currency-denominated third-party and intercompany receivables and payables.

For the year ended December 31, 2002, the Company did not recognize any gains or losses relating to the excluded ineffectiveness of all cash flow hedges and there was no ineffectiveness on the Company's cash flow hedges.

As of December 31, 2002, $6 of pretax deferred losses (net of gains) on derivative instruments accumulated in OCI is expected to be reclassified as earnings during the next 12 months. Transactions and events that (1) are expected to occur over the next 12 months and (2) will necessitate reclassifying the derivative gains as earnings include actual sales and purchases of inventory. At December 31, 2002, the maximum term over which the Company has hedged its exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company uses both derivative and nonderivative financial instruments to hedge a part of this exposure and measures ineffectiveness of such hedges based upon the change in spot foreign exchange rates.

For the year ended December 31, 2002, $32 of losses was included in the Company's cumulative translation adjustment. For the same period, the net loss recorded in earnings representing the amount of the hedge's excluded ineffectiveness was not material.

11   Financial Instruments

Financial Instrument Fair Values

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                  2002      2002      2001      2001
                                                Carrying    Fair    Carrying    Fair
December 31,                                     Amount     Value    Amount     Value
-------------------------------------------------------------------------------------
Financial assets:
   Short-term investments                        $  469    $  469    $  119    $  119
   Related party notes receivable                    --        --       254       254
   Long-term investments                            287       287       288       288
   Forward/option currency exchange contracts       (14)      (14)       13        13
   Currency/interest swaps                            1         1        17        17
   Interest rate swaps                               66        66        12        12
Financial liabilities:
   Short-term debt                                  854       854       470       470
   Short-term notes payable Monsanto                 --        --        30        30
   Long-term debt                                 2,585     2,847     2,612     2,703
   Guaranteed ESOP debt                          $   64    $   67    $  119    $  129
=====================================================================================

Because their maturities are less than one year, fair value approximates carrying amount for cash and cash equivalents, short-term investments, amounts due to or from Monsanto, accounts receivable, short-term debt and accounts payable. Long-term and guaranteed ESOP debt is net of current maturities that are included in short-term debt. Fair values of derivative contracts, long-term investments, long-term debt and guaranteed ESOP debt were estimated based on quoted market prices for the same or similar instruments or, where necessary, on discounted cash flows. The amount of debt valued using discounted cash flows had a fair market value of approximately $200 at December 31, 2002.

Because the contract amounts on derivative instruments are stated as notional amounts, the amounts disclosed above are not a direct measure of the exposure of the Company through its use of derivatives. These contracts generally have maturities that do not exceed 12 months and require the Company to exchange currencies at agreed-upon rates at maturity. The counterparties to the contracts consist of a limited number of major international financial institutions. The Company does not expect any losses from credit exposure related to these instruments.

Credit Risk Management

In addition to market risk, trade receivables, cash deposits and interest-bearing investments potentially subject the Company to credit risk. Wholesale distributors and large retail establishments account for a large portion of the Company's trade receivables especially in the U.S. The Company's top three customers in the U.S. account for 37 percent of the Company's consolidated net sales for 2002 and 33 percent of the Company's net trade accounts receivable as of December 31, 2002. To minimize this risk, the Company continuously monitors the creditworthiness of its customers and establishes credit limits in accordance with company policies. The Company typically does not require collateral or other security to support trade receivables.

The Company invests excess cash in deposits with major banks throughout the world and in high quality short-term liquid debt instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. The Company has not incurred credit risk losses related to these financial instruments.

12   Accounts Receivable and Inventories

The following table displays a roll-forward of allowances for doubtful trade accounts receivable for the three years ended December 31, 2002:

================================================================================
Balance January 1, 2000                                                    $112
Additions - charged to expense                                               28
Deductions                                                                  (18)
--------------------------------------------------------------------------------
Balance December 31, 2000                                                   122
Additions--charged to expense                                                33
Deductions                                                                  (23)
--------------------------------------------------------------------------------
Balance December 31, 2001                                                   132
Additions--charged to expense                                                29
Deductions                                                                  (25)
--------------------------------------------------------------------------------
Balance December 31, 2002                                                  $136
================================================================================

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $1,421 at December 31, 2002, and $1,060 at December 31, 2001.

December 31,                                                     2002     2001
--------------------------------------------------------------------------------
Estimated replacement cost (FIFO basis):
Finished products                                               $  182   $  201
Raw materials, supplies and work in process                      2,224    1,662
--------------------------------------------------------------------------------
Inventories (FIFO basis)                                         2,406    1,863
Less: reduction to LIFO cost                                      (229)    (180)
--------------------------------------------------------------------------------
Inventories                                                     $2,177   $1,683
================================================================================

13   Properties, Net

December 31,                                                    2002      2001
--------------------------------------------------------------------------------
Land                                                          $   161   $   119
Buildings and improvements                                      3,032     2,558
Equipment                                                       4,977     4,278
Construction in process                                         1,518     1,293
Less: Allowance for depreciation                               (4,005)   (3,392)
--------------------------------------------------------------------------------
Properties, net                                               $ 5,683   $ 4,856
================================================================================

14   Investments

December 31,                                                         2002   2001
--------------------------------------------------------------------------------
Short-term investments:
Available-for-sale:
Certificates of deposit                                              $467   $101
Corporate notes                                                        --     10
U.S. Government obligations                                            --      4
Other                                                                  --      1
--------------------------------------------------------------------------------
Total available-for-sale                                              467    116
Held-to-maturity                                                        2      3
--------------------------------------------------------------------------------
Total short-term investments                                         $469   $119
================================================================================

Amortized cost of short-term investments classified as available-for-sale approximates fair market value. Short-term investments classified as held-to-maturity consist primarily of Swedish treasury securities with amortized cost approximating fair market value.

                                                        Unrealized
                                                     ----------------   Carrying
Long-Term Investments                         Cost   Gains   (Losses)    Value
--------------------------------------------------------------------------------
December 31, 2002
Available-for-sale:
Equity securities                             $257    $ 55     $(30)      $282
Other                                            5      --       --          5
--------------------------------------------------------------------------------
Total available-for-sale                      $262    $ 55     $(30)       287
                                              ----------------------------------
Total long-term investments                                               $287
================================================================================
December 31, 2001
Available-for-sale:
Equity securities                             $155    $139     $ (7)      $287
Other                                            1      --       --          1
--------------------------------------------------------------------------------
Total available-for-sale                      $156    $139     $ (7)       288
                                              ----------------------------------
Total long-term investments                                               $288
================================================================================

There were no long-term investments held-to-maturity for the years ended December 31, 2002 and 2001. The total of net unrealized gains included in shareholders' equity amounted to $33 at December 31, 2002, compared to $142 at December 31, 2001. For the year ended 2001, prior to the Company's spin-off of the agricultural subsidiary, Monsanto's net unrealized gains (net of deferred taxes) was included as a part of shareholders' equity. There were no sales of available-for-sale debt securities in 2002.

The proceeds realized from the sale of available-for-sale debt securities were $43 and $227 for 2001 and 2000, respectively. Profits realized on these sales are recorded as interest income. During 2002, 2001 and 2000, the proceeds realized from the sale of available-for-sale equity securities amounted to $102, $81 and $50, respectively. Profits realized on these sales are recorded in "All other, net" in the consolidated statements of earnings. Based on original cost, gains of $71, $56 and $41 were realized on all sales of available-for-sale securities in 2002, 2001 and 2000, respectively.

During 2002 and 2001, the Company recognized losses on certain equity security investments. The losses for 2002 and 2001 amounted to $28 and $40, respectively and were due to the decline in the fair value of those equity securities that, in the opinion of management, were considered to be other than temporary. The loss is included in "All other, net" in the consolidated statements of earnings.

15   Lines of Credit and Debt

The Company has committed borrowing facilities amounting to $1,000 that were unused as of December 31, 2002. Expiration periods occur as follows: $500-2003 and $500-2004. The facilities exist largely to support commercial paper borrowings, which fluctuate based on working capital requirements. While there are no related compensating balances, the facilities are subject to various fees. The Company also has uncommitted lines of credit amounting to approximately $550 available with various U.S. and international banks, of which $43 was used at December 31, 2002. Guarantees, mainly in the form of letters of credit, totaling $86 were outstanding as of December 31, 2002. Of these guarantees, $35 is to support purchases from suppliers and $51 relates to financing and insurance activities.

December 31,                                                         2002   2001
--------------------------------------------------------------------------------
Notes payable to banks                                               $138   $152
Commercial paper                                                      604    160
Current maturities of long-term debt                                   69    118
Bank overdrafts                                                        43     40
--------------------------------------------------------------------------------
Total short-term debt                                                $854   $470
================================================================================

The weighted-average interest rate on short-term debt (excluding current maturities of long-term debt) for 2002, 2001 and 2000 was 2.6 percent, 6.4 percent and 13.0 percent, respectively. The fluctuation in rates over the three-year period was primarily attributable to the varied level of commercial paper borrowings, which carries traditionally lower rates as compared to the overall debt mix. Interest expense was $154, $255 and $182 for the years ended December 31, 2002, 2001 and 2000, respectively.

December 31,                                                      2002     2001
--------------------------------------------------------------------------------
6.6% debentures due 2028                                         $  660   $  667
5 3/4% notes due 2005                                               600      600
6 1/2% debentures due 2018                                          462      498
5 7/8% notes due 2008                                               200      200
6 3/4% debentures due 2027                                          200      200
Industrial revenue bond obligations, 7.2% average rate at
   December 31, 2002, due 2004 to 2028                              148      155
Medium-term notes, 6.6% average rate at
   December 31, 2002, due 2003 to 2018                              106      114
5.6% yen note due 2016                                               84       76
Other                                                               125      102
--------------------------------------------------------------------------------
Total long-term debt                                             $2,585   $2,612
================================================================================

Annual aggregate maturities of long-term debt during the next five years are:
2004-$40; 2005-$658; 2006-$1; 2007-$22 and 2008 and beyond-$1,864. The Company has guaranteed two ESOP-related notes for original principal amounts of $275 (9.79 percent) and $80 (8.13 percent) with maturities ranging between 2003 and 2006. At December 31, 2002, the balance of the guarantees was $119 of which $55 was classified as current. Principal payments cause the recognition of compensation expense. Annual aggregate maturities of guaranteed debt through expiration are: 2004-$60; 2005-$2 and 2006-$2.

During 2001 and 2000, the Company had several retirements of debt. The costs associated with the retirements have been classified as extraordinary items on the Company's consolidated statements of earnings. Through a private transaction completed in July 2001, the Company retired debt related to the adjustable conversion-rate equity securities (ACES) in the principal amount of $700. Premium on the debt and other direct costs of $8 (net of taxes of $5) were incurred. During June 2001, the Company retired certain debt obligations relating to one of the ESOPs. The principal amount of the debt was $24. Costs related to the transaction, including a premium to retire the debt and other direct costs were $4 (net of taxes of $2). In December 2000, the Company repurchased certain long-term debt issues with a total principal amount of $362. The cost of this action was $32 (net of taxes of $20). The costs related to the tender are comprised of normal inducement premiums and professional and administrative fees.

16   Commitments, Contingent Liabilities and Litigation

Future minimum payments under noncancellable operating leases, and unconditional purchase obligations at December 31, 2002 (approximately 86 percent real estate and 14 percent equipment and inventory purchases) are as follows: 2003-$148; 2004-$119; 2005-$102; 2006-$95; 2007-$86 and later years-$146. Capital asset spending committed for construction and equipment but unexpended at December 31, 2002 was approximately $701.

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

Discovery has been completed in the lawsuit. A September 2002 Report and Recommendation (September Report) issued by the magistrate judge in the case granted Lehman's and Hercules' motion for judgment on the pleadings. The Company has filed objections to the September Report and those objections have not been ruled upon. An October 2002 Report and Recommendation (October Report) granted in part and denied in part the Company's motion for summary judgment. The Company has filed objections to that portion of the October Report that denied its motion. Those objections have not been ruled upon. Trial is now scheduled for April 28, 2003.

The Company, Searle and Pfizer are defendants in four purported class action complaints filed in Federal and State Court in New Jersey seeking damages based on the claim that the defendants misrepresented and over-promoted CELEBREX in violation of state law and misled and defrauded the U.S. Food and Drug Administration during the CELEBREX approval process. These complaints seek economic damages only and claim no specific medical injury. Two cases were recently dismissed and two remain.

The Company, Pfizer and Merck & Co., Inc. are defendants in a purported class action complaint filed in Federal Court in New York alleging medical concerns related to VIOXX and CELEBREX and seeking reimbursement of the purchase price, for the VIOXX and CELEBREX used by the plaintiffs, medical expenses and attorneys' fees. The complaint also seeks revised labeling for the products, emergency notice to the class and a medical monitoring program funded by defendants. In September 2002, defendants' motion to dismiss plaintiffs' claim for injunctive relief was granted.

The States of New York, Nevada, Montana and Minnesota have sued the Company, in their respective state courts, alleging that the Company manipulated the "average wholesale price" ("AWP") of Medicare Part B "Covered Drugs," causing the states' respective Medicaid agencies, and their respective Medicare and Medicaid beneficiaries, among others, to pay artificially inflated prices for "Covered Drugs." In addition, the Nevada and Montana suits allege that the Company did not report to the states its "best price" under the Medicaid Program. Each of the suits alleges various causes of action, including, but not limited to, deceptive trade practices and Medicaid fraud, purportedly sounding in state law. The suits seek monetary and other relief, including civil penalties and treble damages.

The Montana, Minnesota and Nevada suits have been removed to those states' respective federal courts and transferred to MDL 1456. The magistrate judge in the Minnesota suit issued a September 2002 Report and Recommendation (Report) granting plaintiff's motion to remand the suit to state court. The Company has filed objections to the Report and those objections have not yet been ruled upon by the district court judge.

In addition, the Company has been named as a defendant in the following self-styled class action lawsuits, brought by private individuals, public interest groups and employee welfare benefit plans in which similar allegations of AWP manipulation have been made: Board of Trustees of Carpenters and Millwrights of Houston and Vicinity Welfare Trust Fund v. Abbott Laboratories, Inc., et, al., 5:01 CV 339 (E.D.Tex.); Citizens for Consumer Justice, et. seq.
v. Abbott Laboratories, et. al., C.A. No. 01-12257 (D. Mass.); Congress of California Seniors, et. al. v. Abbott Laboratories, et. al., BC282102 (Ca. Sup. Ct., Los Angeles Co.); Geller v. Abbott Laboratories, et. al., CV 02-00553 (C.D. Cal.); Rice v. Abbott Laboratories, et. al., C 02-3925 (N.D. Cal.); Robinson and Hudson v. Abbott Laboratories, et. al, CV02-0493-S (W.D.La.); Swanston v. TAP Pharmaceutical Products Inc., et. al., CV2002-004988 (Az. Sup. Ct., Maricopa Co.); Thompson v. Abbott Laboratories, et. al., CGC-02-411813 (Ca. Sup. Ct., San Francisco Co.); Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., et. al., 02 CV 2002 (E.D.Pa.); Turner v. Abbott Laboratories, et. al., 412357 (Ca. Sup. Ct., San Francisco Co.); United Food and Commercial Workers Unions, et. seq. v. Pharmacia Corporation, et. al., 3:01 CV 5427 (D.N.J.); and Virag v. Allergan, Inc., et. al, BC282690 (Ca. Sup. Ct., Los Angeles Co.). Typical claims asserted in these suits include fraud, unfair competition and unfair trade practices. Some of the suits assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Some suits assert antitrust claims. The suits seek various measures of injunctive, monetary and other relief, including civil penalties and treble damages.

All of the private plaintiff lawsuits referred to in the preceding paragraph, with the exception of the Swanston suit in Arizona state court, have been consolidated for pretrial purposes and transferred to the federal district court for Massachusetts, in the multidistrict litigation captioned, In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, Master File No. 01-CV-12257-PBS (D. Mass.). On November 4, 2002, the Company joined the other defendants in the MDL 1456 in moving to dismiss all claims asserted against defendants in the master consolidated complaint. Oral argument of the motion was held on January 13, 2003. The judge indicated that her ruling would come in the next 90 days. During this same period, defendants will be providing limited discovery to the plaintiffs.

On April 19, 2002, NeoPharm filed a Demand for Arbitration with the Company pursuant to the terms of the February 19, 1999 License Agreement. A contractual dispute has arisen between NeoPharm and Pharmacia involving our partnership to develop LEP (Liposomal Encapsulated Paclitaxel) and LED (Liposomal Encapsulated Doxorubicin). NeoPharm claims that Pharmacia failed to use "reasonable efforts" to develop, market and sell LEP/LED. NeoPharm is seeking specific performance and monetary damages. In May 2002, the Company filed its response and counter-claim. Discovery has been ongoing and a hearing is scheduled for May 2003.

On April 11, 2000, the University of Rochester filed suit in U.S. District
Court for the Western District of New York, asserting patent infringement against the Company and certain of its subsidiaries as well as Pfizer. The University asserts that its U.S. patent has claims directed to a method of treating human patients by administering a selective COX-2 inhibitor. The University sought injunctive relief, as well as monetary compensation for infringement of the patent. On March 5, 2003, a trial judge in the U.S. District Court for the Western District of New York dismissed the claims on summary judgment, holding the University patent to be invalid for lack of written description and lack of enablement of the alleged invention. The University is expected to file an appeal on this decision in 2003.

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

Pursuant to the terms of the Separation Agreement, Monsanto has assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to former Monsanto's former chemical businesses, including any liabilities that Solutia has assumed from Pharmacia in connection with the spin-off of Solutia, to the extent Solutia fails to pay, perform or discharge these liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other liabilities assumed by Solutia pursuant to the spin-off.

For example, Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama plant site that was owned by former Monsanto and that was transferred to Solutia as part of the spin-off. This litigation includes, but is not limited to, the Abernathy litigation referred to below. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation.

Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia (former Monsanto) liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to a Protocol agreement dated as of July 1, 2002, Pharmacia, Monsanto and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. Solutia shall pay the expenses incurred in connection with obtaining any such bond. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. Under the agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

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

Guarantees

In connection with the spin-off of Monsanto, Pharmacia has agreed to continue to guarantee certain transactions in which Monsanto is involved. As of December 31, 2002, these guarantees include $330 of bank notes with maturities not later than 2004 and $6 of environmental guarantees, which are required until Monsanto can obtain certain approvals.

In addition to these known amounts, Pharmacia has also committed to posting an appeal bond, if necessary, in connection with the Abernathy litigation in Anniston, Alabama, as discussed in detail above. In this regard, Monsanto has assumed, and agreed to indemnify Pharmacia for, any exposure that may result.

17   Shareholders' Equity

Preferred Stock

The Series C Convertible Perpetual Preferred Stock is held by one of the Employee Stock Ownership Trusts. The per-share stated value is $40,300.00 and the preferred stock ranks senior to the Company's common stock as to dividends and liquidation rights. Each share is convertible, at the holder's option, into 1,839.19 shares of the Company's common stock and has voting rights equal to 1,839.19 shares of common stock. The Company may redeem the preferred stock at any time or upon termination of the ESOP at a minimum price of $40,300.00 per share. Dividends, if declared and at the rate of 6.25 percent, are cumulative, paid quarterly and charged against retained earnings.

Common Stock

The number of common shares outstanding at December 31, 2002, 2001 and 2000 was 1,293,293,000; 1,298,450,000 and 1,296,300,000, respectively. For the years ended December 31, 2002 and 2001, Pharmacia declared dividends of $0.54 and $0.525 per share, respectively. For the year 2000, Pharmacia declared dividends of $0.36 and, individually, former Monsanto and P&U declared dividends of $0.015 and $0.25, respectively. Common stock dividends payable were $175 and $176 at December 31, 2002 and 2001, respectively.

Capital in Excess of Par Value

Amounts of paid-in capital that exceed the par value ($2.00 per share) of the Company's common stock are recorded in this account. The tax benefit related to the exercise of certain stock options reduces income taxes payable and is reflected as capital in excess of par. Offsetting this is the difference between the cost of treasury shares and cash received for them, if any, when used to satisfy stock option exercises and other employee stock awards. Gains and losses related to the sale of stock by subsidiaries are also included in paid-in capital.

In 2001, the Company issued 16,467,500 shares of common stock in connection with the ACES, resulting in an increase to capital in excess of par value $667.

Retained Earnings

Retained earnings were reduced by $4,523 related to the spin-off of Monsanto to Pharmacia shareholders. Included in this reduction was $1,020 related to Pharmacia's portion of Monsanto's accumulated currency translation and other comprehensive income balances and a special dividend of 220 million shares of Monsanto common stock to Pharmacia shareholders of record on July 29, 2002. These shares were distributed at the close of business on August 13, 2002 and were valued at $3,478.

ESOP-Related Accounts

Upon recognition of the Company's guarantee of the debt of the ESOP trusts, offsetting amounts were recorded in shareholders' equity. As guaranteed debt is repaid, this amount diminishes correspondingly. In addition, the Company has extended various loans to the ESOP trusts. The guarantees and the Company loans constitute charges to shareholders' equity. Finally, to the extent the Company recognizes expense more rapidly than the corresponding cash contributions are made to the preferred stock ESOP, this shareholders' equity balance is reduced. The distribution of Monsanto common stock held by the Company to Pharmacia shareholders resulted in a $25 reduction to the ESOP balance.

Treasury Stock

The balances at December 31, 2002 and 2001 were $3,257 and $2,789, respectively, carried at cost. The corresponding shares associated with these balances were 191,510,000 in 2002 and 186,354,000 in 2001. The 5,156,000 increase in shares in
2002 reflects purchases under the share repurchase program announced in 2001 and is net of the conversion of Sugen debt to common stock. The share repurchase program was suspended in mid-2002 due to the merger negotiations with Pfizer.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) reflects the cumulative balance of currency translation adjustments, the adjustments of translating the financial statements of non-U.S. subsidiaries from local currencies into U.S. dollars; unrealized gains and losses on investments categorized as available-for-sale, net of deferred taxes; reclassifications of unrealized hedging instrument gains, net of deferred losses and taxes; and minimum pension liability adjustments, net of deferred tax.

Other comprehensive income (loss) elements relating to Monsanto were included in reported "Accumulated other comprehensive income (loss)" through the date of the spin-off. At that time, Monsanto balances of $1,020 were distributed as part of the spin-off of Monsanto and charged to retained earnings.

Shareholder Rights Plan

Pursuant to the Company's Shareholder Rights Plan dated December 19, 1999, as amended and restated as of February 20, 2001, if a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company's outstanding common stock, the rights become exercisable. And, for every right held, the owner will be entitled to purchase one one-thousandth of a share of a Series A preferred stock for $250.00. If Pharmacia is acquired in a business combination transaction while the rights are outstanding, for every right held, the holder will be entitled to purchase, for $250.00, common shares of the acquiring company having a market value of $500.00. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, for every right held, the holder (other than such person or members of such group) will be entitled to purchase, for $250.00, a number of shares of the Company's common stock having a market value of $500.00. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for $0.001. The board of directors also is authorized to reduce the aforementioned 20 percent thresholds to not less than 10 percent. The rights expire in the year 2010.

The Shareholder Rights Plan was amended on July 12, 2002 to provide that Pfizer would not be deemed an acquirer for purposes of the Shareholder Rights Plan as a result of the execution of the merger agreement or the completion of the merger.

18   Equity Compensation

The Company has six stock option plans under which shares remain available for future grants and all have similar terms. Options are granted for an exercise price equal to the market price of the Company's stock on the dates of grant and generally have a maximum term of 10 years. Options granted prior to the Merger became fully vested at the time of the Merger with former Monsanto as a result of change-of-control provisions, which were included in the original terms of the plans. Options granted since that Merger primarily vested pro rata over three years, however, nearly all options became fully vested in 2002 as a result of the approval of the Merger Agreement between the Company and Pfizer by Pharmacia shareholders on December 9, 2002. As of December 31, 2002, the number of shares available for grant under the six plans is approximately
60 million.

Information concerning stock option activity and balances follows:

================================================================================
                                                    Weighted Average    Number
                                                     Exercise Price    of Shares
                                                        Per Share        (000)
--------------------------------------------------------------------------------
Balance outstanding, January 1, 2000                      34.86         137,091
Granted                                                   36.88          15,286
Exercised                                                 29.20         (45,989)
Expired/forfeited                                         48.62          (3,070)
--------------------------------------------------------------------------------
Balance outstanding, December 31, 2000                    37.27         103,318
Granted                                                   45.34          26,842
Exercised                                                 27.16          (7,546)
Expired/forfeited                                         47.77          (4,643)
--------------------------------------------------------------------------------
Balance outstanding, December 31, 2001                    39.34         117,971
Granted                                                   39.03          33,297
Exercised                                                 21.80          (8,926)
Expired/forfeited                                         48.40          (7,361)
--------------------------------------------------------------------------------
Balance outstanding, December 31, 2002                   $39.93         134,981
================================================================================

================================================================================
Composition of the                        Weighted       Weighted
December 31, 2002 balance:                 Average        Average       Number
Options having a                          Remaining   Exercise Price   Of Shares
per-share exercise price of:                Life         Per Share       (000)
--------------------------------------------------------------------------------
$ 0.01--19.99                            1.49 years       $12.13          5,758
$20.00--29.99                            3.36 years        25.83          9,051
$30.00--39.99                            7.07 years        36.83         58,815
$40.00--49.99                            6.22 years        46.45         55,780
$50.00--59.99                            5.86 years        53.91          5,023
$60.00--75.00                            4.30 years        71.06            554
================================================================================

As of December 31, 2002, 2001 and 2000, Pharmacia had exercisable options of 134,516,695; 89,669,150 and 99,392,370 respectively, with weighted-average exercise prices of $39.87, $37.11 and $36.57 respectively.

19   Employee Stock Ownership Plans (ESOP)

The Company operates two ESOPs that serve as the funding vehicles for certain employee savings plans. Pursuant to these plans, the Company matches, in part, employee contributions. One plan utilizes common stock and the other, preferred stock of the Company.

The common stock plan held approximately 7,300,000 shares of stock as of December 31, 2002. At its inception, the ESOP acquired shares by using proceeds from the issuance of long-term notes and debentures guaranteed by the Company and borrowing $50 from the Company. In 2001, this plan was split between the Company and its agricultural subsidiary based on employee census information. The Company's retroactive portion of the original borrowing would have been approximately $23. In 2002, approximately 500,000 shares were allocated to participants' savings accounts under the plan, leaving approximately 1,810,000 unallocated shares as of December 31, 2002. Shares held by the ESOP are considered outstanding for EPS calculations. Compensation expense is equal to the cost of the shares allocated to participants, less cash dividends paid on the shares held by the ESOP. Dividends on the common stock owned by the ESOP are used to repay the ESOP borrowings, which were $26 as of December 31, 2002. Common shares released during 2002, 2001 and 2000 were approximately 500,000 and 536,000 and 571,000, respectively.

The preferred stock ESOP was created in 1989. As the ESOP Trust makes debt principal and interest payments, a proportionate amount of preferred stock is released for allocation to plan participants. The preferred shares are allocated to participants' accounts based upon their respective savings plan contributions and the dividends earned on their previously allocated preferred shares. As of December 31, 2002, 3,203 preferred shares had been released and allocated; 381 shares were released but unallocated; and 2,546 shares remained unreleased, of which 459 shares are committed to be released. Preferred shares released during 2002, 2001 and 2000 were 622, 542 and 502 respectively. Eventual conversion of all preferred shares is assumed in the EPS computations.

Under the agreement whereby the Company guaranteed third-party debt of the ESOP Trust, the Company is obligated to provide sufficient cash annually to the Trust to enable it to make required principal and interest payments. The Company satisfies this annual cash flow requirement through payment of dividends on all preferred shares outstanding, loans and cash contributions. The Company has fully and unconditionally guaranteed the ESOP Trust's payment obligations whether at maturity, upon redemption, upon declaration of acceleration or otherwise. The holders of the debt securities have no recourse against the assets of the ESOP Trust except in the event that the Trust defaults on payments due and the Company also fails to make such payments. In that event, the holders may have recourse against unallocated funds held by the Trust. At December 31, 2002, assets of the ESOP Trust consisted primarily of $247 of Pharmacia Corporation Convertible Perpetual Preferred Stock.

Expense of the preferred stock ESOP is determined by a formula that apportions debt service to each year of the plan based on shares allocated to participants and deducts dividends paid on all preferred stock held by the Trust.

ESOP expense represents a fringe benefit and, as such, it forms a part of payroll costs that comprise a portion of all functional expense captions in the consolidated statements of earnings.

Combined measures of the ESOP plans are presented in the table that follows. All years have been restated to exclude the Company's agricultural subsidiary's portion of the ending balances. Amounts have been approximated based on the employee census data used to split the plan.

Years Ended December 31,                                      2002   2001   2000
--------------------------------------------------------------------------------
Interest expense of ESOP Trust                                 $18    $23    $27
Dividend income of ESOP Trusts:
   Preferred                                                    16     16     17
   Common                                                        3      3      2
Company contributions to ESOP Trusts                            47     41     40
Company ESOP expense                                            42     40     30
================================================================================

20   Retirement Benefits

The Company has various pension plans covering substantially all employees. Benefits provided under the defined benefit pension plans are primarily based on years of service and the employee's compensation. The Company also provides nonpension benefits to eligible retirees and their dependents, primarily in the form of medical and dental benefits. The following tables summarize the changes in benefit obligations and plan assets during 2002 and 2001.

                                                                              Other Retirement
                                                          Pension Benefits         Benefits
                                                          ------------------------------------
Change in Benefit Obligation                                2002      2001     2002     2001
----------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                   $ 3,950   $ 4,139    $ 690   $ 920
Service cost                                                  125       113       21      19
Interest cost                                                 194       267       57      47
Benefits paid                                                (237)     (363)     (61)    (52)
Actuarial loss (gain)                                         278        55      187      (5)
Plan amendments and other adjustments                         159        (9)      (8)      0
Plan participant contributions                                  5        10        4       2
Currency exchange effects                                     148       (70)      --      --
Benefit obligation transferred to Monsanto (net)           (1,190)     (192)      --    (241)
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                         $ 3,432   $ 3,950    $ 890   $ 690
==============================================================================================
Change In Plan Assets                                       2002      2001     2002     2001
----------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $ 2,887   $ 3,571    $ 208   $ 227
Actual return on plan assets                                 (221)     (246)     (28)    (18)
Employer contribution                                         343        76       57      49
Plan participant contributions                                  5        10        4       2
Benefits paid                                                (237)     (363)     (61)    (52)
Other adjustments                                              40        (5)       1
Currency exchange effects                                      68       (27)      --      --
Fair value of plan assets transferred to Monsanto (net)    (1,006)     (129)      --      --

----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $ 1,879   $ 2,887    $ 181   $ 208
==============================================================================================
At December 31,                                             2002      2001     2002     2001
----------------------------------------------------------------------------------------------
Funded status                                             $(1,553)  $(1,063)   $(709)  $(482)
Unrecognized net losses                                     1,313       600      273      44
Unamortized net transition asset                               (4)      (14)      --      --
Unrecognized prior service cost                               104        93      (16)    (22)
----------------------------------------------------------------------------------------------
Net amount recognized                                     $  (140)  $  (384)   $(452)  $(460)
==============================================================================================

Under an agreement between Pharmacia Corporation and Monsanto Company, the Monsanto Company Pension Plan, which formerly provided benefits to both Monsanto and Pharmacia employees, was split into two plans effective as of January 1, 2002. The new Monsanto Company Pension Plan covers employees of Monsanto Company and is no longer included in the consolidated financial statements of Pharmacia while the new Pharmacia Cash Balance Pension Plan covers those Pharmacia Corporation employees and former employees who were covered under the Monsanto Plan prior to January 1, 2002. In the preceding table, benefit obligations and the fair value of plan assets transferred to Monsanto in the beginning of 2002 represent the new Monsanto Company Pension Plan. Transfers of assets and benefit obligations that occurred at the beginning of 2001 represent the transferred portion of the Monsanto-sponsored plans outside the U.S. that benefit Monsanto employees (shown net of transfers from Monsanto, for pension benefits and other retirement benefits of $6 and $5, respectively, that benefit Pharmacia employees).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,283, $2,797 and $1,740 as of December 31, 2002, and $1,878, $927 and $511 as of December 31, 2001, respectively.

The U.S. retirement plans represent approximately 60 percent, 65 percent and 54 percent of the projected benefit obligation, fair value of plan assets and funded status, respectively, at December 31, 2002. Other retirement benefits in the U.S. represent approximately 99 percent of the projected benefit obligation and funded status and the entire balance of the fair value of plan assets at December 31, 2002. The U.S. retirement plans represent approximately 74 percent, 78 percent and 65 percent of the projected benefit obligation, fair value of plan assets and funded status, respectively, at December 31, 2001. Other retirement benefits in the U.S. represent approximately 100 percent of the projected benefit obligation, fair value of plan assets and funded status at December 31, 2001.

The Company has recorded an additional minimum liability of $891 for Pharmacia's underfunded plans at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset of $109 to the extent of previously unrecognized prior service cost. The net amount of $782, when tax-effected, reflects accumulated other comprehensive income of $498. The charge related to Pharmacia's additional liability for 2002, net of related tax, is $411.

                                                                Other Retirement
                                             Pension Benefits       Benefits
                                             -----------------------------------
At December 31,                               2002      2001     2002     2001
--------------------------------------------------------------------------------
Postretirement liabilities                   $(1,065)   $(760)   $(452)   $(460)
Prepaid balances                                  34      215                --
Minimum pension liability offsets:
Intangible assets                                109       21                --
Shareholders' equity (pretax)                    782      140                --
--------------------------------------------------------------------------------
Net amount recognized                        $  (140)   $(384)   $(452)   $(460)
================================================================================

                                              Pension Benefits     Other Retirement Benefits
                                           -------------------------------------------------
Components of Net Periodic Benefit Cost:    2002    2001    2000      2002   2001   2000
--------------------------------------------------------------------------------------------
Service cost                               $ 125   $ 113   $ 121      $ 21   $ 19   $ 26
Interest cost                                194     267     279        57     47     62
Expected return on plan assets              (202)   (304)   (304)      (21)   (21)   (24)
Amortization of transition amount             (8)     (9)    (17)       --     --     --
Amortization of prior service cost            11      15      16        (3)    (3)    (5)
Recognized actuarial (gain) loss              13      (9)      1         4     (1)   (10)
--------------------------------------------------------------------------------------------

Net periodic benefit cost                    133      73      96        58     41     49
Settlement/curtailment loss                   --      --       9        --     --     --
--------------------------------------------------------------------------------------------
Net benefit cost                           $ 133   $  73   $ 105      $ 58   $ 41   $ 49
============================================================================================

For the Company's principal retirement and postretirement pns, the weighted-average assumptions are shown below. The weighted-erage discount rate, salary growth rate and health care cost rate reflect those used for measurement at December 31, while the expected return on plan asset rate reflects those used for the years ended December 31, 2000 through 2002. The expected return rate on plan assets to be used for 2003 is 9 percent and 7.44 percent for the U.S. and international plans, respectively.

                                          Pension             Postretirement
                                     ------------------------------------------
                                     2002   2001   2000    2002    2001    2000
-------------------------------------------------------------------------------
Discount rate:
   U.S. plans                        6.75%  7.25%  7.50%   6.75%   7.25%   7.50%
   International plans               5.22   5.44   5.55     N/A     N/A     N/A
Salary growth rate:
   U.S. plans                        4.04   4.02   4.36     N/A    4.50     N/A
   International plans               3.67   3.74   3.20     N/A     N/A     N/A
Expected return on plan assets:
   U.S. plans                        9.89   9.71   9.67   10.00   10.00   10.00
   International plans               8.43   7.41   6.75     N/A     N/A     N/A
Health care cost trend rate,
   initially:
   U.S. plans                                             11.93   11.93    5.52
Trending down to:
   U.S. plans                                              5.00    5.00    5.00
===============================================================================

The assumption concerning the health care cost trend rate has a significant effect on the amounts reported. Increasing the rate by one percentage point in each year would increase the postretirement benefit obligation as of December 31, 2002 by $115 and the total of service and interest cost components of net postretirement benefit cost for the year by $12. Conversely, decreasing the rate by one percentage point in each year would decrease the postretirement benefit obligation as of December 31, 2002 by $94 and the total of service and interest cost components of net postretirement benefit cost for the year by $10.

21   Acquisitions and Divestitures

Acquisitions

In March 2001, the Company completed the acquisition of Sensus Drug Development Corporation by purchasing the remaining 80.1 percent of its stock. The assets purchased were valued at $117, which includes $67 allocated to in-process research and development. Cash paid in connection with this purchase was $65 and included certain direct closing costs and is net of contractual holdback amounts.

Divestitures

On August 13, 2002, the Company distributed to its shareholders, as a special dividend, the 220 million shares of Monsanto common stock that it owned. Refer to Note 8 - Discontinued Operations.

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

In March 2002, the Company sold its 45 percent minority interest in Amersham Biosciences to Amersham plc. Refer to Note 5 - Extraordinary Items.

In June 2001, a definitive agreement was signed to establish Biovitrum. Biovitrum consists of the Company's Sweden-based metabolic disease research group, its related biopharmaceutical development unit and its blood fractionation business. The Company initially retained ownership of approximately 35 percent of the new Company. In early November 2001, the Company further reduced its holdings in Biovitrum to 19 percent through additional sales of shares to outside investors. Details related to merger charges are discussed in
Note 3 - Merger and Restructuring Charges.

22   Segment Information

The Company's core business is the research, development, manufacture and sale of pharmaceutical products. Prescription pharmaceuticals is the Company's only reportable segment and includes primary care, hospital care, cancer care, ophthalmology and endocrine care products.

The Company also operates several business units that do not constitute reportable business segments. These operating units include consumer health care, animal health, diagnostics and contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these operating segments, they have been grouped into the other pharmaceuticals category.

The accounting policies of all of the Company's businesses are the same as those outlined in the summary of significant accounting policies. Corporate amounts represent general and administrative expenses of corporate support functions, restructuring charges and other corporate items such as litigation accruals, merger costs and nonoperating income and expense. Certain goodwill and intangible assets and associated amortization are not allocated to segments.

The following tables show revenues and earnings by category and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about segment interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on earnings before interest and income taxes (EBIT). There are no inter-category revenues. Long-lived assets are not allocated to categories and accordingly, depreciation is not available.

Segments for year ended December 31, 2002:

                                  Prescription    Other   Corporate    Total
-----------------------------------------------------------------------------
Sales                                $12,037     $1,956      $--      $13,993
Earnings from equity affiliates           --          4       --            4
Amortization                              61          6        2           69
EBIT*                                  2,817        483       95        3,395
Interest expense, net                                                      89
Earnings before taxes                                                 $ 3,306
=============================================================================

Segments for year ended December 31, 2001:

                                  Prescription    Other   Corporate    Total
-----------------------------------------------------------------------------
Sales                                $11,968     $1,867    $    --    $13,835
Earnings from equity affiliates           --          1          3          4
Amortization                              76         10         76        162
EBIT*                                  2,469        384     (1,117)     1,736
Interest expense, net                                                     145
Earnings before taxes                                                 $ 1,591
=============================================================================

Segments for year ended December 31, 2000:

                                  Prescription    Other   Corporate    Total
-----------------------------------------------------------------------------
Sales                                $10,824     $1,827    $    --    $12,651
Earnings from equity affiliates           --         12         24         36
Amortization                              62          8         82        152
EBIT*                                  2,195        348     (1,441)     1,102
Interest expense, net                                                      58
Earnings before taxes                                                 $ 1,044
=============================================================================

*EBIT is presented here to provide additional information about the Company's operations. This item should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow or other measures of financial performance prepared in accordance with generally accepted accounting principles. Determination of EBIT may vary from company to company.

The Company's products are sold throughout the world to a wide range of customers including pharmacies, hospitals, chain warehouses, governments, physicians, wholesalers and other distributors. Although the majority of the Company's customers contribute individually immaterial amounts of sales volume, three U.S. wholesalers individually constitute more than 10 percent of the Company's total sales for 2002 (combined 37 percent).

The 20 top selling products in 2002 represent approximately 71 percent of total sales with CELEBREX accounting for 22 percent of total sales. No other product constitutes 10 percent or more of total sales. The following table shows the Company's sales geographically:

Geographic sales for years ended December 31,         2002       2001      2000
--------------------------------------------------------------------------------
Sales to customers in:
North America                                        $ 8,112   $ 8,251   $ 7,315
Europe/Africa                                          3,739     3,439     3,144
Asia Pacific                                           1,583     1,530     1,574
Latin America                                            559       615       618
Total Sales                                          $13,993   $13,835   $12,651
================================================================================

Long-lived assets include property, plant and equipment, goodwill and other intangibles, all net of depreciation or amortization.

Long-lived assets as of December 31,                              2002     2001
--------------------------------------------------------------------------------
North America                                                    $4,606   $4,102
Europe/Africa                                                     2,298    1,881
Asia Pacific                                                        220      194
Latin America                                                       103      154
Total long-lived assets                                          $7,227   $6,331
================================================================================

Quarterly Data

Dollar amounts in millions, except per-share data
2002 (Unaudited)                                    First Quarter   Second Quarter   Third Quarter   Fourth Quarter
===================================================================================================================
Net sales                                              $3,126           $3,553           $3,579          $3,735
Gross profit                                            2,431            2,774            2,840           2,871
Earnings before extraordinary item and cumulative
   effect of accounting change                            457              907             (429)            550
Net earnings                                             (435)             907             (429)            554
Basic earnings per share-earnings before
   extraordinary  item and cumulative effect
   of accounting change                                $  .35           $  .70           $ (.33)         $  .42
Diluted earnings per share-earnings before
   extraordinary item and cumulative
   of accounting change effect                            .35              .69             (.33)            .41
Basic earnings per share-net earnings                    (.34)             .70             (.33)            .42
Diluted earnings per share-net earnings                  (.33)             .69             (.33)            .41

2001 (Unaudited)                                    First Quarter   Second Quarter   Third Quarter   Fourth Quarter
===================================================================================================================
Net sales                                              $3,210           $3,413           $3,529          $3,683
Gross profit                                            2,460            2,670            2,820           2,907
Earnings before extraordinary item and cumulative
   effect of accounting change                            249              749              428              86
Net earnings                                              250              737              428              86
Basic earnings per share-earnings before
   extraordinary  item and cumulative effect
   of accounting change                                $  .19           $  .58           $  .32          $  .06
Diluted earnings per share-earnings before
   extraordinary item and cumulative effect
   of accounting change                                   .19              .56              .32             .06
Basic earnings per share-net earnings                     .19              .57              .32             .06
Diluted earnings per share-net earnings                   .19              .55              .32             .06
===================================================================================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

Frank C. Carlucci
Principal Occupation: Chairman Emeritas, The Carlyle Group
First Became Director of P&U in 1995
Age: 72

Chairman Emeritas, The Carlyle Group, a merchant bank, since 2003, and Chairman from 1993-2003; U.S. Secretary of Defense from 1987 to 1989. Chairman of the Board of Neurogen Corporation and Chairman Emeritas of Nortel Networks Corporation. Director: KAMAN Corporation; SunResorts, Ltd, N.V.; Texas Biotechnology Corporation; and United Defense Ltd. Member: Board of Trustees for RAND Corporation, a nonprofit entity.

M. Kathryn Eickhoff
Principal Occupation: President, Eickhoff Economics Incorporated
First Became Director of P&U in 1995
Age: 64

President, Eickhoff Economics Incorporated, an economic consulting firm, since 1987; formerly Associate Director for Economic Policy, United States Office of Management and Budget. Director: AT&T Corp. and Tenneco Automotive Inc. Member: the Conference of Business Economists; the Economic Club of New York; the National Association of Business Economists; and the Forum Club of Southwest Florida.

Fred Hassan
Principal Occupation: Chairman of the Board and Chief Executive Officer of Pharmacia
First Became Director of P&U in 1997
Age: 57

Chairman of the Board and Chief Executive Officer since February 21, 2001; President and Chief Executive Officer, Pharmacia since the Merger; President and Chief Executive Officer of P&U from May 1997 until the Merger; and Executive Vice President and a member of the Board of Directors of American Home Products Corporation, from 1995 to 1997. Director: Avon Products, Inc., CIGNA Corporation, and EDS.

Michael Kantor
Principal Occupation: Partner, Mayer, Brown, Rowe & Maw
First Became Director of former Monsanto in 1997
Age: 63

Partner, Mayer, Brown, Rowe & Maw, a law firm, since 1997; U.S. Secretary of Commerce, 1996 to 1997; U.S. Trade Representative, 1993 to 1996; and National Chairman for the Clinton/Gore Campaign, 1992. Director: Monsanto Company and Korea First Bank.

Gwendolyn S. King
Principal Occupation: President, Podium Prose
First Became Director of former Monsanto in 1993
Age: 62

President, Podium Prose, a speaker's bureau founded in 2000; Senior Vice President, Corporate and Public Affairs, PECO Energy Company (formerly Philadelphia Electric Company), a diversified utility company, 1992 to 1998; and Commissioner, Social Security Administration, 1989 to 1992. Director: Lockheed Martin Corp.; Marsh & McLennan Companies, Inc.; Monsanto Company; and Countrywide Financial Corporation, Inc.

Philip Leder
Principal Occupation: Chairman, Department of Genetics, Harvard Medical School, and Senior Investigator, Howard Hughes Medical Institute
First Became Director of former Monsanto in 1990
Age: 68

Chairman, Department of Genetics, Harvard Medical School since 1980; John Emory Andrus Professor of Genetics since 1980; Senior Investigator, Howard Hughes Medical Institute since 1986. Director: Genome Therapeutics Corporation.
Trustee: The Hadassah Medical Organization and The Charles A. Revson Foundation. Honorary Trustee: Massachusetts General Hospital.

Berthold Lindqvist
Principal Occupation: Retired President and Chief Executive Officer, Gambro AB First Became Director of P&U in 1995
Age: 64

President and Chief Executive Officer, Gambro AB, a global medical technology company, from 1984 to 1998. Director: Probi AB; Novotek AB; Trelleborg AB; Munters AB; Securitas AB; Cardo AB; and JM AB.

Olof Lund
Principal Occupation: Chairman, TietoEnator Corporation
First Became Director of P&U in 1995
Age: 72

Chairman, TietoEnator Corporation, an information technology company, since 1999; President and Chief Executive Officer, Celsius Industrier AB, a defense manufacturing company, 1984 to 1997. Chairman of the Board: Swedish Financial Accounting Standards Council. Member: Royal Academy of War Sciences.

C. Steven McMillan
Principal Occupation: Chairman, President and Chief Executive Officer, Sara Lee Corporation
First Became Director of P&U in 1998
Age: 57

Chairman of the Board of Sara Lee Corporation, a consumer goods company, since October 2001, and President and Chief Executive Officer, Sara Lee Corporation since July 2000; President and Chief Operating Officer of Sara Lee Corporation, 1997 to July 2000; and Executive Vice President, Sara Lee Corporation, 1993 to 1997. Director: Sara Lee Corporation; Monsanto Company; and Bank of America.

William U. Parfet
Principal Occupation: Chairman and Chief Executive Officer, MPI Research Inc. First Became Director of P&U in 1995
Age: 56

Chairman and Chief Executive Officer, MPI Research Inc., a preclinical toxicology and clinical pharmaceutical testing laboratory, since 1999, and Co-Chairman of MPI Research Inc. from 1995 to 1999. Director: Monsanto Company; CMS Energy Corporation; Stryker Corporation; and Parexel International Corporation.

Jacobus F.M. Peters
Principal Occupation: Retired Chairman of the Executive Board and
Chief Executive Officer, AEGON N.V.
First Became Director of former Monsanto in 1993
Age: 72

Chairman of the Executive Board and Chief Executive Officer, AEGON N.V., an insurance company, 1984-1993. Chairman of Dresdner Endowment Policy Trust Plc.; Chairman of Supervisory Board, Bank Dutch Municipalities; Supervisory Board
Member: Amsterdam Company for Town Restoration Ltd.; Gilde Investment Funds; Randstad Holding N.V.; and KEMA.

Ulla Reinius
Principal Occupation: President, Finansfakta R. AB
First Became Director of P&U in 1995
Age: 64

President, Finansfakta R. AB, a publisher and consultant on corporate governance, since 1989. Director: The Swedish State Pension Fund No. 4; Quality Screening Sweden AB; and the Royal Swedish Opera. Member: Ethical Advisory Board of Swedish County Pension Funds; and Program Advisory Board at the School of Economics, University of Lund.

William D. Ruckelshaus
Principal Occupation: Principal, Madrona Investment Group L.L.C.
First Became Director of former Monsanto in 1985
Age: 69

Principal, Madrona Investment Group L.L.C., a venture capital group, since 1996; Chairman, Browning-Ferris Industries, Inc., a waste management and recycling company, 1995 to 1999; Chairman and Chief Executive Officer, Browning-Ferris Industries, Inc., 1988 to 1995; and Administrator, U.S. Environmental Protection Agency, 1983 to 1985. Director: Cummins Engine Co., Inc.; Nordstrom, Inc.; Solutia Inc.; and Weyerhaeuser Company.

Bengt Samuelsson
Principal Occupation: Professor of Medical and Physiological Chemistry, Karolinska Institute First Became Director of P&U in 1995
Age: 67

Professor of Medical and Physiological Chemistry, Karolinska Institute, a university and medical research facility, since 1972; former President, Karolinska Institute, from 1983 to 1995. Nobel Laureate in Physiology or Medicine in 1982 and current Chairman of the Nobel Foundation. Director: Svenska Handelsbanken; Pyrosequencing AB; and Nicox, S.A. Member: Royal Swedish Academy of Sciences; the American Academy of Arts and Sciences; the Association of American Physicians; Academie des Sciences, Paris; the U.S. National Academy of Sciences; and the Royal Society, London.

Executive Officers

Goran A. Ando, M.D.
Executive Vice President and President, Research and Development since March
2000
Age 53

Executive Vice President and President, Research & Development of P&U from November 1997 to March 2000; Executive Vice President, Science & Technology from 1995 to 1997; and Executive Vice President and Deputy CEO in 1995

Hakan Astrom
Senior Vice President, Corporate Strategy and Site Operations since April 2002 Age 55

Senior Vice President, Corporate Strategy and Investor Relations of P&U from November 1995 to March 2000, Senior Vice President, Corporate Strategy and Corporate Affairs from March 2000 to April 2002.

Richard T. Collier
Senior Vice President and General Counsel since March 2000
Age 49

Senior Vice President and General Counsel of P&U from December 1997 to March 2000; and Senior Vice President and General Counsel of Rhone-Poulenc Rorer from December 1994 to December 1997.

Timothy P. Cost
Senior Vice President, Corporate Affairs, joined Pharmacia in April 2002
Age 43

Senior Vice President, Corporate Affairs, joined Pharmacia in April 2002 from Bristol-Myers Squibb, where he was Vice President, Investor Relations and Competitive Intelligence, and served as the company's primary contact for the institutional investment community.

Previously, he led investor relations, communications, and other functions at the biotech company Centocor prior to its acquisition by Johnson & Johnson. He began his career with Eastman Kodak Company.

Christopher J. Coughlin
Executive Vice President and Chief Financial Officer since March 2000
Age 50

Executive Vice President and Chief Financial Officer of P&U from March 1998 to March 2000; President, Nabisco International from 1997 to March 1998; and Executive Vice President and Chief Financial Officer of Nabisco from 1996 to 1997.

Carrie Smith Cox
Executive Vice President and President, Global Prescription Business since February 2001
Age 45

Executive Vice President and President, Global Business Management from March 2000 to February 2001; Senior Vice President and Head, Global Business Management of P&U from 1997 to March 2000; and prior to 1997 she was Vice President, Women's Health Care at Wyeth-Ayerst Laboratories, a division of Wyeth (formerly American Home Products).

Stephen P. MacMillan
Sector Vice President, Global Specialty Operations since March 2000
Age 39

Sector Vice President, Global Specialty Operations of P&U from December 1999 to March 2000; President of Johnson & Johnson-Merck Consumer Pharmaceuticals from December 1998 to December 1999; Vice President of Marketing and Professional Sales at McNeil Consumer Products, a division of Johnson & Johnson, from March 1997 to December 1998; and other positions at Johnson & Johnson before that.

Philip Needleman
Chief Scientific Officer, Senior Executive Vice President since March 2000
Age 64

Senior Vice President, Research and Development and Chief Scientist of former Monsanto and Co-President of G. D. Searle & Co. from 1996 to March 2000.

Timothy G. Rothwell
Executive Vice President, and President, Global Prescription Business since February 2001
Age 52

Executive Vice President, and President, Global Pharmaceutical Operations from March 2000 to February 2001; Executive Vice President and President, Global Pharmaceutical Operations of P&U from 1998 to March 2000; President of Rhone-Poulenc Rorer; and Executive Vice President and President, Pharmaceutical Operations of Rhone-Poulenc Rorer from 1995 to 1997.

Item 11. Executive Compensation

Comparison of Cumulative Total Shareholder Return

     The merger of former Monsanto and P&U closed on March 31, 2000. Since shares of the new company, Pharmacia, did not begin trading until April 3, 2000, the cumulative total shareholder return on the stock of the merged entity over a five-year period cannot be provided.

     However, the graph set forth below shows the cumulative total return (assuming reinvestment of dividends) on former Monsanto's Common Stock from December 31, 1997 until March 31, 2000, and on Pharmacia's Common Stock from April 3, 2000 through December 31, 2002, as well as the cumulative total return of the Standard & Poor's 500 Index and of the peer group of companies used by former Monsanto for this purpose ("Peer Group"), consisting of AstraZeneca plc, Aventis, Bayer AG, Dow Chemical Company, E.I. DuPont de Nemours and Company, and Novartis AG. The information included in the graph reflects the impact of the Company's ownership of a significant agricultural business until August 13, 2002. The information on the S&P 500 Index and the Peer Group is included for comparative purposes only and management and the Board express no opinion whether this information is relevant to the performance of the Company's Common Stock. None of the information provided in this section is intended to forecast or be indicative of possible future performance of the Company's Common Stock, particularly in light of the August 13, 2002 spin-off of the Company's former agricultural subsidiary, Monsanto Company, and the proposed acquisition of the Company by Pfizer.

                             CUMULATIVE TOTAL RETURN

  Based upon an initial investment of $100 on December 31, 1997 with dividends reinvested

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                             Dec-97   Dec-98   Dec-99   Dec-00   Dec-01   Dec-02
--------------------------------------------------------------------------------
Pharmacia                      100      113       84      146       103     109
--------------------------------------------------------------------------------
S&P 500 Index                  100      128      155      141       124      97
--------------------------------------------------------------------------------
Peer Group                     100      111      111      126       107      95
--------------------------------------------------------------------------------

         Report of the Compensation Committee on Executive Compensation

Compensation Policies

     The overall goal of the Compensation Committee is to develop compensation policies and practices that encourage and reward executive efforts to create shareholder value through achievement of corporate objectives, business strategies and performance goals. This is accomplished by blending cash and equity compensation and by aligning the interests of executives with those of shareholders generally.

     There are certain principles to which the Committee adheres in structuring the compensation package for each of the executive officers. They are as follows:

     Long-Term and At-Risk Focus: The major portion of compensation for senior executive officers is composed of long-term, at-risk pay to align management with the long-term interests of shareholders. Over time, the Committee expects that less emphasis will be placed on base salary, annual cash incentives and employee benefits.

     Equity-Based: Equity-based plans comprise the major part of the at-risk portion of total compensation, which is intended to instill ownership and long-term strategic thinking and link compensation to corporate performance and the interests of shareholders generally. Consistent with this philosophy, the Compensation Committee established Stock Ownership Guidelines for officers and other key employees of the Company. The Committee annually reviews each executive officer's ownership interest as it relates to the guidelines.

     Market Competitiveness: Total compensation is targeted at the upper end of the second highest quartile of total compensation of a group (the "Comparator Group") of similar global, research-based pharmaceutical companies with headquarters in the United States, including Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, Merck & Company, Inc., Pfizer Inc., Schering-Plough Corporation and Wyeth (formerly American Home Products Corporation). In addition, the Committee considered, without particular weighting, other large, high-performing, general industry companies that the Committee believes are relevant to assure competitiveness of the overall compensation package. These comparator groups were selected as the groups of companies competing for employment of the same key executives. The Comparator Group is different from the group of combined pharmaceutical, chemical and agricultural companies previously used by former Monsanto and continued by Pharmacia to measure stock performance over a five year period as shown in the graph set forth above under the heading "Comparison of Cumulative Total Shareholder Return."

Components of Executive Compensation

     The four primary components of executive compensation are:

          o    Base salary

          o    Annual incentives

          o    Long-term incentives

          o    Employee benefits

     Each category is offered to key executives in various combinations, structured in each case to meet varying business objectives. The philosophy underlying each element of executive compensation is discussed below.

     Base Salaries: All executive base salaries, including that of the Chief Executive Officer, are based on several factors:

          o    Level of job responsibility

          o    Individual and team performance

          o    Competitive labor market position determined from market surveys

     These factors are not weighted, and the Compensation Committee bases salary increases on an assessment of the above factors. The Committee's objective is to ensure base salaries are competitive at or near the median of the Comparator Group of companies. Base salaries above the median may be necessary, in some cases, to attract and retain key talent. Officer performance and base salaries are reviewed by the Committee annually.

     Annual Incentives: Target annual cash incentives and specific performance criteria are established each year for executive officers with the actual payout based on the extent to which the performance criteria are met. Annual incentives are targeted at the median of the Comparator Group, with above-average and superior performance resulting in actual payouts above the median of the Comparator Group. Below a threshold level of performance, no awards may be granted under the plan. Clearly superior performance may result in payments above the target. The weightings may be adjusted to take into account unusual circumstances. For 2002, the actual award was based on growth in revenue, growth in earnings per share, and individual performance. These performance measures were exceeded, and, accordingly, the actual payouts were above the median.

     Long-Term Incentives: Long-term incentive compensation, in the form of stock options, performance stock units, cash long-term incentives and restricted stock, comprises the largest portion of the total compensation package for executive officers. In any given year, an executive officer may be offered stock options, long-term cash incentives, performance stock units and/or restricted stock. Long-term incentives are targeted within the second highest quartile of the Comparator Group, with above-average and superior performance resulting in long-term compensation within the top quartile of the Comparator Group.

          Stock Options: Stock options provide executives with the opportunity to buy Company Common Stock, increase their equity in the Company and share in the appreciation in the value of the stock. The Committee grants stock options annually with ten-year terms at an exercise price equal to the fair market value on the date of grant. The stock options have value based on the level of stock price appreciation over the market price on the date of grant. This provides an incentive for executives to create wealth for the shareholders and rewards them in proportion to the gain received by other shareholders. Stock option awards generally vest ratably over a three-year period for retention purposes.

          Restricted Stock: Restricted stock is used to focus executives on the long-term performance of the Company and to serve as a retention device for high potential and key employees. Restricted stock awards generally vest over a three-year period and are normally not granted on an annual basis.

          Performance Stock Units: Performance stock units are used to focus executives on specific long-term goals that directly impact the long-term performance of the Company, and to serve as a retention device for key employees. Performance stock units generally vest at the end of a four or five year performance period based on the Company's performance over that period. These units are normally not granted on an annual basis.

          Cash Long-Term Incentives: Cash Long-Term Incentives are used to focus executives on specific long-term goals that directly impact the long-term performance of the Company, and to serve as a retention device for high potential and key employees. Cash Long-Term Incentives are earned based on Company performance over a three-year performance period based on the Company's performance over that period. This incentive will be fully vested two years subsequent to the performance period.

     Employee Benefits: Employee benefits offered to key executives are designed to be competitive and to provide a "safety-net" of protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income based on years of service with the Company.

Chairman and Chief Executive Officer Compensation

     The Committee evaluates the performance of the Company's Chief Executive Officer at least annually based upon both the Company's financial performance and the extent to which the strategic and business goals established for the Company are met. While the Committee assigns relative weight or ranking to particular factors for incentive compensation purposes, it makes its performance evaluation based upon a consideration of all such factors.

     The 2002 compensation for Mr. Hassan was established by the Board based on an analysis of his past performance as Chief Executive Officer, a review of the compensation for chief executive officers of the comparator groups and application of the compensation policies described above. Mr. Hassan did not receive separate compensation for serving on the Board or for his additional responsibility as Chairman of the Board.

     As a result of Mr. Hassan's efforts in overseeing strong financial results in 2001, the Board adjusted Mr. Hassan's 2002 base salary from $1,400,000 to $1,470,000, and his target incentive compensation award for 2002 to $1,837,500. All performance objectives established for Mr. Hassan's 2002 incentive compensation -- growth in revenue, growth in earnings per share and individual performance -- were exceeded. As a result of this superior performance, the effective spin off of Monsanto, the successful negotiation of the pending acquisition with Pfizer on behalf of the shareholders and his important contributions in representing the Company and the industry to external audiences, Mr. Hassan's actual incentive payout for 2002 was $3,005,600.

Policy on Deductibility of Compensation

     The U.S. Internal Revenue Code limits to $1 million the corporate tax deduction for compensation paid to certain executive officers, unless the compensation meets the Internal Revenue Code requirements for qualified performance-based compensation. The Committee believes that the stock options granted to the Company's executive officers in 2002, and payments under the annual incentive plan for the year 2002, will be fully deductible under the Internal Revenue Code. The Committee intends to continue to structure the Company's annual and long-term incentive plans to maximize the deductibility of compensation. The Committee, however, reserves the authority to award non-deductible compensation in such circumstances as it deems appropriate and in the best interests of the Company.

Subcommittee

     To comply with certain legal provisions, a Restricted Stock Subcommittee of the Compensation Committee, consisting of Mr. Carlucci, was formed to review and determine restricted stock awards to employees based upon management recommendations and took action four times in 2002.

Concluding Statement

     This Committee believes the executive compensation policies and programs described in this report serve the best interest of the shareholders. Compensation delivered to executives is intended to be linked to and commensurate with Company performance and shareholder expectations. The Committee believes that the results of the compensation philosophy described in this report should be measured over a period of time sufficient to determine whether compensation strategy and philosophy development is aligned with and responsive to shareholder expectations.

      Submitted on behalf of the Compensation Committee, February 19, 2003:

F. C. Carlucci, Chair      G. S. King      C. S. McMillan      W. D. Ruckelshaus

                           SUMMARY COMPENSATION TABLE

     Under the rules of the SEC, the Company is required to report the compensation earned in 2002 and the two preceding years for Mr. Hassan, who served as Chief Executive Officer of the Company, and for the next four most highly compensated executive officers of the Company during 2002.

                Annual Compensation                                          Long-Term Compensation Awards
----------------------------------------------------------------------------------------------------------------------------
                                                                               Awards                  Payouts
(a)                             (b)      (c)          (d)         (e)           (f)           (g)        (h)        (i)
                                                                             Restricted
                                                              Other Annual     Stock      Securities    LTIP      All Other
    Name and Principal                Salary ($)              Compensation     Awards      Underlying  Payouts   Compensation
   Position During 2002        Year      (1)       Bonus ($)     ($) (2)      ($) (3)     Options (#)    ($)       ($) (4)
----------------------------------------------------------------------------------------------------------------------------
F. Hassan  Chairman and Chief   2002   1,458,423   3,005,600     88,196               0    1,055,412         0      89,509
   Executive Officer            2001   1,380,387   2,160,500         --               0      633,247         0     100,154
                                2000   1,266,671   2,005,600     51,499               0    1,155,676         0     183,654
----------------------------------------------------------------------------------------------------------------------------
T.G. Rothwell Executive Vice    2002     937,557   1,158,600         --               0      316,624         0     101,714
   President and President,     2001     885,634     988,600         --               0      158,312         0     129,241
   Global Prescription          2000     793,584     901,300         --               0      257,520         0      79,201
   Business

----------------------------------------------------------------------------------------------------------------------------
C.S. Cox Executive Vice         2002     872,693   1,098,800         --       1,261,500      316,624         0       67,859
   President and President,     2001     747,692     868,100         --       1,261,250      158,312         0       81,873
   Global Prescription          2000     572,447     691,100(5)      --               0      257,520         0       65,301
   Business
----------------------------------------------------------------------------------------------------------------------------
P. Needleman Senior Executive   2002     976,339     917,500         --               0      237,468         0      115,646
   Vice President and Chief     2001     787,562     779,600         --               0      131,927   150,000(6)   129,485
   Scientific Officer           2000     689,423     761,000         --               0      131,926   380,000(6)   774,313
----------------------------------------------------------------------------------------------------------------------------
G.A. Ando Executive Vice        2002     807,511     847,100         --               0      211,083         0       22,565
   President and President,     2001     769,849     711,500         --               0      116,096         0       95,057
   Research and Development     2000     730,289     691,700         --               0      257,520         0      114,734
----------------------------------------------------------------------------------------------------------------------------

(1) The salary amounts reported in prior years were reported on a cash basis rather than an accrual basis. We are now reporting salary on an accrual basis. As a result, there are nominal differences in the 2000 and 2001 amounts from what was previously reported.

(2) SEC regulations require us to report in this column the dollar value of certain other annual compensation not properly characterized as salary or bonus. This column therefore includes dollar amounts representing Mr. Hassan's personal use of Company aircraft in 2002 of $62,502 and in 2000 of $37,499. No disclosure of personal benefits is required unless the aggregate amount of such benefits exceeds $50,000. Due to the importance and visibility of his position, the Company provides security to Mr. Hassan.

(3) In 2001 and 2002, Ms. Cox received 25,000 and 30,000 restricted shares of Company Common Stock, respectively, which are included in the table at the closing market value on date of grant and which were scheduled to vest on the fifth anniversary of the grant date. These restricted shares vested upon shareholder approval of the acquisition with Pfizer. The value of Ms. Cox's 2001 grant as previously reported in the 2002 Proxy Statement has been corrected in this table to reflect the closing market value on the date of grant.

(4) Amounts shown for 2002 include the following: (1) contributions to savings plans for Mr. Hassan $73,135, Mr. Rothwell $96,074, Ms. Cox $64,222, Dr. Needleman $101,018, and Dr. Ando $17,559; (2) imputed income for company paid life insurance premiums for Mr. Hassan $14,195, Mr. Rothwell $4,833, Ms. Cox $2,702, Dr. Needleman $12,221 and Dr. Ando $4,159; (3) payments in lieu of company-paid life insurance for Mr. Hassan $2,179, Mr. Rothwell $807, Ms. Cox $382, Dr. Needleman $2,255 and Dr. Ando $847; (4) payments for special recognition awards for Dr. Needleman $152 and for Ms. Cox $553.

(5) The amount of Ms. Cox's 2000 bonus as reported in the 2002 Proxy Statement has been corrected in this table.

(6) Prior to February 1997, Dr. Needleman participated in the Searle Phantom Stock Option Plan of 1986, which gave participants the opportunity to receive the appreciation in the value of a hypothetical share of common stock of G.D. Searle, now a wholly-owned subsidiary of the Company. When the Searle plan was terminated in 1997, Dr. Needleman was credited with a combination of cash and options on Company Common Stock representing the current and future anticipated appreciation of the units. The amounts shown in 2000 and 2001 represent payouts, in connection with the terminated Searle plan. The amount of Dr. Needleman's 2001 LTIP payment was inadvertently ommitted from the 2002 Proxy Statement.

The following table shows option grants in 2002 for the named executive officers.

                           STOCK OPTION GRANTS IN 2002

                                                                       Grant Date
                      Individual Grants                                   Value
----------------------------------------------------------------------------------
   (a)              (b)            (c)           (d)          (e)           (f)
                 Number of
                 Securities   % of Total
                 Underlying     Options       Exercise
                  Options      Granted to     or Base                  Grant Date
                  Granted     Employees in     Price     Expiration     Present
Name              (#) (1)      Fiscal Year   ($/Share)       Date     Value($) (2)
----------------------------------------------------------------------------------
F. Hassan        1,055,412        3.20         39.27       1/4/12      12,590,000
T. G. Rothwell    316,624         0.96         39.27       1/4/12       3,780,000
C. S. Cox         316,624         0.96         39.27       1/4/12       3,780,000
P. Needleman      237,468         0.72         39.27       1/4/12       2,830,000
G. A. Ando        211,083         0.64         39.27       1/4/12       2,520,000

(1) These options were granted at 100% of the market price on the date of grant and become exercisable in installments of 33 1/3 % per year on each of the first through third anniversaries of the grant date. The options have a term of ten years and vested in full upon shareholder approval of the proposed acquisition by Pfizer on December 9, 2002. The 2002 grants reflect the adjustment resulting from the spin-off of the Company's agricultural business on August 13, 2002.

(2) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. Accordingly, there is no assurance that the value realized by an executive, if any, will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the Company's stock price. The following weighted-average assumptions were made for purposes of calculating the original Grant Date Present Value for options granted by the Company: an option term of ten years, average volatility of 30.8%, dividend yield of 1.38%, a risk-free interest rate of 4.35%, and a projected exercise period of 5.0 years.

                     AGGREGATED OPTION EXERCISES IN 2002 AND
                       OPTION VALUES ON DECEMBER 31, 2002

     The following table shows the number of stock options exercised and the value realized by the executive officers in 2002 and the number of unexercised stock options remaining at year-end and the potential value thereof based on the year-end closing market price of the Company's Common Stock of $41.80.

    (a)              (b)          (c)               (d)                     (e)
                                           Number of Securities
                                                Underlying
                                            Unexercised Options     Value of Unexercised
                                              at December 31,     In-the-Money Options at
                                                  2002(#)            December 31, 2002
                                           ----------------------------------------------
                    Shares       Value
                 Acquired on    Realized
                   Exercise     ($) (1)        Exercisable             Exercisable
Name                 (#)                    (Unexercisable) (2)   (Unexercisable) (2) (3)
-----------------------------------------------------------------------------------------

F. Hassan                0             0       4,351,463(0)            19,071,800(0)
T. G. Rothwell           0             0         985,099(0)             2,370,365(0)
C. S. Cox           88,880     1,466,974         939,635(0)             1,921,603(0)
P. Needleman        70,000     2,287,600       1,297,978(0)            10,938,984(0)
G. A. Ando               0             0         760,425(0)             1,374,460(0)

(1) The amount in column (c) reflects the value of shares received on the exercises of options less the exercise price.

(2) Unexercised options shown in columns (d) and (e) include grants received by the named executive officer over an extended period of time by P&U and former Monsanto, as applicable, and Pharmacia. All unvested stock options granted to the named executive officers became exercisable upon shareholder approval of the merger with Pfizer.

(3) Information presented for Mr. Hassan, Mr. Rothwell, Ms. Cox and Dr. Ando includes options granted by P&U prior to the Merger, which were converted into options to purchase Company Common Stock effective as of the Merger.

Pension Plan

     The Company established the Key Executive Pension Plan ("KEPP") in 2000 which harmonized the pension benefits provided to certain key executives. All of the named executive officers are eligible for retirement benefits under the KEPP upon retirement. The benefit payable under the KEPP at normal retirement age is offset by the following other retirement income: benefits payable from other home country Company qualified and nonqualified defined benefit plans, including cash balance and PPS1 plans; national or governmental schemes, including social security; prior employer qualified and nonqualified defined benefit plans; and certain benefits payable from prior employer qualified and nonqualified defined contribution plans.

     The benefit amount payable under the KEPP at age 65 is computed on a straight annuity basis and is equal to 65% of an individual's final average annual compensation (before deduction for social security benefits and benefits payable from other retirement plans). Average annual compensation under the KEPP is calculated based on the highest paid 36 consecutive months of an employee's last 120 months of employment. The amounts in the salary and bonus columns of the Summary Compensation Table would be included in computing remuneration for KEPP purposes.

     The estimated annual benefits payable under the KEPP as a single life annuity beginning at age 65 before deduction for social security benefits and benefits payable from other retirement plans (assuming that each executive officer remains employed by the Company until age 65) are as follows: Mr. Hassan, $2,938,000; Mr. Rothwell, $1,677,000; Ms. Cox, $2,087,000; Dr.
Needleman, $1,092,000; and Dr. Ando, $1,300,000. These amounts represent the total pension benefit the named executive officers will receive upon retirement from all retirement income sources.

Certain Agreements

     The Company amended and restated effective July 13, 2002 Mr. Hassan's employment agreement which provides that in the event his employment is terminated by the Company without cause or by him with good reason (as such terms are defined in the agreement) prior to the expiration of the agreement, he will receive (i) severance pay equal to three times his annualized base pay and annual target incentive compensation, (ii) a prorated portion of his target annual incentive compensation award, (iii) retirement and other employee benefits as if he had continued to be employed until expiration of the agreement, (iv) medical and other welfare benefits for three years offset by any alternative coverage available, and (v) immediate vesting of all outstanding restricted stock and stock options. The severance benefits are conditional on Mr. Hassan's agreement not to compete with the Company for a two-year period after termination of employment, unless the termination occurs during the two years following the consummation of a change in control (as such term is defined in the Company's 2001 Long Term Incentive Plan). The Company will also provide a tax gross-up to Mr. Hassan under the Company's Excess Parachute Indemnity Plan should any payment be determined to be a parachute payment under the U.S. Internal Revenue Code. Mr. Hassan's employment agreement also provides that, upon the expiration of the agreement or a termination due to disability, he will receive a retirement benefit equal to the greater of the benefit he would have received had he remained in the pension plan of his former employer or a benefit under the Pharmacia KEPP at age 60 equal to 60% of his highest annual base salary and highest annual target incentive compensation within the three prior years.

     The Company also entered into employment agreements effective June 1, 2000 and amended and restated effective July 13, 2002 with Mr. Rothwell, Ms. Cox, and Dr. Ando. These agreements provide for the payment of annual base salary as of June 2000 of $797,000 for Mr. Rothwell; $600,000 for Ms. Cox; and $733,430 for Dr. Ando, subject to annual review. In addition, Dr. Needleman entered into an employment agreement effective June 1, 2000, which was amended by an addendum dated February 6, 2002 and subsequently amended and restated effective July 13, 2002. Dr. Needleman's employment agreement, as amended and restated, provides for an annual base salary of $832,000 at least until February 28, 2003. After December 31, 2003, Dr. Needleman's salary will be determined in the sole discretion of the Chief Executive Officer. The employment agreements also provide for initial annual incentive compensation targets equal to 75% of base salary for Mr. Rothwell; 75% of base salary for Ms. Cox; 75% of base salary for Dr. Needleman; and 70% of base salary for Dr. Ando. Under these agreements, each executive was also granted a stock option for 125,000 shares which vests at a rate of 331/3 % per year and 100,000 performance shares that will vest based on the Company's attainment of certain performance goals.

     Under the terms of these employment agreements, in the event the Company terminates the executive's employment other than for cause or the executive terminates employment with good reason (as such terms are defined in the employment agreements), Mr. Rothwell, Ms. Cox and Dr. Ando will be entitled to the following: (i) severance pay equal to three times the executive's highest base pay and highest annual target incentive compensation within the three years prior to termination; (ii) a prorated portion of his or her target annual incentive compensation award; (iii) immediate vesting of all outstanding stock options; (iv) retirement benefits calculated as if he or she continued employment for an additional three years; and (v) continuation of certain other benefits for three years. Dr. Needleman, upon his termination other than for cause, will be entitled to severance pay equal to $4,764,006 as well as the other benefits described above under (ii) through (v) for Mr. Rothwell, Ms. Cox and Dr. Ando. If the amount of Dr. Needleman's supplemental retirement benefit under the KEPP is reduced by the terms of his employment agreement, it will be calculated without regard to the terms of this agreement. Also, if Dr. Needleman retires after February 28, 2003, his supplemental benefit under the KEPP will be no less than as if his employment terminated on February 28, 2003.

The executives' severance benefits are conditional on the executive's agreement not to compete with the Company for a two-year period after termination of employment, unless the termination occurs during the two years following the consummation of a change in control (as such term is defined in the Company's 2001 Long Term Incentive Plan). Any restrictions on competition, including any forfeiture provisions, imposed on the executives cease to apply upon the executive's termination during the two years following the consummation of a change in control. The Company will provide a tax gross-up to the executives under the Company's Excess Parachute Indemnity Plan should any payments be considered parachute payments under the U.S. Internal Revenue Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See the discussion of Equity Compensation in Note 17, to our financial statements.

Security Ownership of Management

     The following table sets forth the beneficial ownership of Common Stock of the Company by (i) each person who is a director or nominee; (ii) each executive officer named in the Summary Compensation Table on pages 75-76; and (iii) all directors and executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. All information is as of February 28, 2003.

                                               Pharmacia
                             ------------------------------------------
                                                Shares
                                              Underlying
                                Shares of       Options
                              Common Stock    Exercisable
                             Owned Directly    within 60
Name                          or Indirectly     Days(g)     [Total (1)]
-----------------------------------------------------------------------
Goran Ando(a)(b)                   19,932         760,425       780,357
Frank C. Carlucci(c)               43,253          10,734        53,987
Carrie S. Cox(b)                   49,981         939,635       989,616
M. Kathryn Eickhoff(c)             17,752           3,768        21,520
Fred Hassan(b)(d)(h)              673,959       4,351,463     5,025,422
Michael Kantor                      9,000          23,026        32,026
Gwendolyn S. King(c)               12,797          12,473        25,270
Philip Leder (c)                   17,695          27,784        45,476
Berthold Lindqvist                  8,281          10,734        19,015
Olof Lund                           4,927          10,734        15,661
C. Steven McMillan                 12,000               0        12,000

Philip Needleman(b)(e)            212,041       1,297,978     1,510,019
William U. Parfet(b)(c)(f)      1,578,074          17,700     1,595,774
Jacobus F. M. Peters(h)            10,705          24,580        35,285
Ulla Reinius                        8,281          10,734        19,015
Timothy G. Rothwell(b)             23,776         985,099     1,008,875
William D. Ruckelshaus(c)          29,892          19,123        49,015
Bengt Samuelsson                    5,000           3,768         8,768
23 directors and executive
   officers as a group (a)
   (b)(c)(d)(f)(g)              2,881,827      11,079,132    13,960,959

----------

(a) Includes 6,980 shares representing deferred compensation payable in stock held in trust with respect to which Dr. Ando has sole voting power.

(b) Includes the following number of shares or share equivalents credited under the P&U Employee Savings Plan and Pharmacia Savings Plus Plan with respect to which the individual has sole voting power, or in the case of a share equivalent, may be converted to shares with sole voting power. Dr. Ando, 5,697; Ms. Cox, 6,919; Mr. Hassan, 11,234; Dr. Needleman, 16,036;
     Mr. Parfet, 9,049; and Mr. Rothwell, 6,719

(c) Includes the following number of shares representing deferred directors' fees payable in stock which are held in trust with respect to which the individual has shared voting power: Mr. Carlucci, 43,253; Ms. Eickhoff, 6,032; Ms. King, 8,822; Dr. Leder, 2,395; Mr. Parfet, 339; and Mr.
     Ruckelshaus,13,606.

(d)  Includes 4,400 shares held by Mr. Hassan's wife.

(e) Includes 75,418 options granted to Dr. Needleman under former Monsanto's 1999 Premium Option Purchase Program having an exercise price of $75 per share. The shares of Pharmacia Common Stock underlying these options cannot be voted.

(f) Includes 793,898 shares held in trust over which Mr. Parfet shares voting and/or dispositive power.

(g) The SEC deems a person to have beneficial ownership of all shares which that person has the right to acquire within 60 days, including through the exercise of stock options. All outstanding Pharmacia stock options became vested and fully exercisable upon the adoption of the Pfizer / Pharmacia merger by a vote of Pharmacia shareholders at a special meeting held on December 9, 2002.

(h)  Includes 238,000 restricted shares.

(1) The percentage of shares of outstanding Common Stock of the Company, including shares underlying options exercisable within 60 days, beneficially owned by all directors and executive officers as a group does not exceed 1.2%. The percentage of such shares beneficially owned by any director, nominee or executive officer does not exceed 1%.

Equity Compensation Plan Information As Of December 31, 2002.

The amounts in the tables below have been adjusted to reflect the changes that resulted from the distribution of the Company's interest in Monsanto to Pharmacia's shareholders on August 13, 2002. Information concerning option activity and balances follows:

----------------------------------------------------------------------------------------
Plan category         Number of              Weighted-average       Number of
                      securities to be       exercise price of      securities remaining
                      issued upon            outstanding options,   available for future
                      exercise of            warrants and rights    issuance under
                      outstanding options,                          equity
                      warrants and rights                           compensation plans
----------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders           80,119,335               $41.49               43,738,413
----------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders        49,198,146                40.81               16,841,063
----------------------------------------------------------------------------------------
Total                     129,317,481               $41.24               60,579,476
----------------------------------------------------------------------------------------

This table does not include the seven equity compensation plans which the Company assumed in connection with the Merger with former Monsanto under which no securities are available for future grants. For these plans, the aggregate number of securities to be issued upon exercise of outstanding options is 7,198,133 and the weighted average exercise price of such outstanding options is $16.10.

Item 13. Certain Relationships and Related Transactions

     Mr. Kantor, a Director of the Company, is a partner at the law firm of Mayer, Brown, Rowe & Maw, which provided services to the Company in 2002. The Company paid Mayer, Brown, Rowe & Maw approximately $774,000 for services rendered in 2002. The Company will continue to use the services of Mayer, Brown, Rowe & Maw in 2003.

     Mr. Parfet, a Director of the Company, is Chairman and Chief Executive Officer of MPI Research Inc., which provided toxicological and pharmaceutical testing services to the Company in 2002 for approximately $164,500. The Company did not initiate any new contracts or services with MPI Research in 2002. The payments made to MPI Research in 2002 were for services initiated in prior years. All services initiated under preexisting contracts are now complete and the Company does not expect to make any payments to MPI in 2003.

     Dr. Samuelsson, Director of the Company, is Professor of Medical and Physiological Chemistry at Karolinska Institute. The Company provides research grants to Karolinska Institute for genomics research and pharmacogenomics research. Dr. Leder is Chairman of the Department of Genetics at Harvard Medical School. The Company will donate $1 million over five years to help fund the Harvard Medical School Scholars in Clinical Science Program. Neither Dr. Samuelsson nor Dr. Leder requested this funding, are directly involved in the programs supported by this funding, or receive any personal financial benefit from this funding.

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Pharmacia's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial

     Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report

(a)(1) Financial Statements

          Report of Independent Accountants -- PricewaterhouseCoopers LLP.

          Consolidated Statements of Earnings, Years ended December 31, 2002, 2001 and 2000.

          Consolidated Balance Sheets, December 31, 2002 and 2001.

          Consolidated Statements of Shareholders' Equity and Comprehensive Income, Years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001 and 2000.

          Notes to Consolidated Financial Statements.

          The Reports of Independent Auditors, Deloitte & Touche LLP, regarding the audit of Monsanto Company for the period from January 1, 2002 to August 13, 2002, and for each of the two years in the period ended December 31, 2001. Refer to Exhibit 99.

(a)(2) Financial Statement Schedules

     Schedules are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein. Financial statements of 50 percent-or-less-owned affiliated persons are omitted because such persons, in the aggregate, do not constitute a significant subsidiary.

(a)(3) Exhibits -- See the Exhibit Index beginning on page 84 of this Report.

     For a listing of all management contracts and compensatory plans or arrangements to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 1 through 43 on pages 84 through 86 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

(10)(1) 1996 Long-Term Incentive Plan, amended and restated as of September 24, 2001.

     (2) Pharmacia Corporation Equity Compensation Plan, amended and restated as of September 24, 2001.

     (3) Pharmacia Corporation Shared Success Stock Option Plan, as amended on April 24, 1997; June 26, 1997; and September 24, 2001.

(11) Omitted -- Inapplicable; see the discussion of Earnings Per Share in Note 7, to our financial statements.

(21) Subsidiaries of the Registrant

(23) (1) Consent of Independent Accountants -- PricewaterhouseCoopers LLP

     (2)  Independent Auditor's Consent -- Deloitte & Touche LLP

(99) (1) Independent Auditor's Report for fiscal year ending December 31, 2001 and 2000.-- Deloitte & Touche LLP

     (2) Independent Auditor's Report for period of January 1, 2002 to August 13, 2002.--Deloitte & Touche LLP

(b)  Reports on Form 8-K during the quarter ended December 31, 2002:

     The Company filed a report on Form 8-K on October 22, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits); November 14, 2002 pursuant to Item 9 (Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits); and on December 20, 2002 pursuant to
     Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number    Description
-------   -----------
(2)       (1)     Agreement and Plan of Merger, dated as of December 19,
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

          (5)     First Amended Separation Agreement, dated July 1, 2002
                  (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 10-Q, filed on August 13, 2002)

          (6)     Protocol Agreement, dated as of July 1, 2002, among
                  Pharmacia Corporation, Solutia Inc. and Monsanto Company.
                  (incorporated herein by reference to Exhibit 10 (3) of the Registrant's Form 10-Q, filed on August 13, 2002.)

          (7)     Tax Sharing Agreement, dated July 19, 2002, among Pharmacia
                  Corporation, Solutia Inc. and Monsanto Company.
                  (incorporated herein by reference to Exhibit 10 (4) of the Registrant's Form 10-Q, filed on August 13, 2002.)

          (8)     Amendment No. 1 to the Rights Agreement, dated July 12,
                  2002 (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on July 16, 2002.)

          (9)     Agreement and Plan of Merger, dated July 13, 2002
                  (incorporated herein by reference to Exhibit 2.1, the Registrant's Form 8-K, filed on July 16, 2002.)

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

          (8) Tax Sharing Agreement by and between Pharmacia Corporation and Monsanto Companydated as of September 1, 2000
                  (incorporated herein by reference to Exhibit 10.5 of Monsanto Company's Form S-1 filed on September 22, 2000,
                  File No. 333-36956)

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

          (23.1)  Distribution Agreement by and between Monsanto Company and
                  Solutia Inc., as of September 1, 1997, plus identification of contents of omitted schedules and exhibits and agreement to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated herein by reference to Exhibit 2.1 of former Monsanto's Form 8-K filed September 16, 1997)

          (24)    Amended Employment Agreement with Philip Needleman, Ph.D.
                  dated February 6, 2002. Certain portions of this exhibit, which are identified by the symbol "[* *}", have been omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to 24b-2 under the Securities Exchange Act of 1934.
                  (incorporated herein by reference to Exhibit 10 (24) of the Registrant, Form 10-K, filed on March 5, 2002).

          (25)    Employment Agreement with Carrie Cox dated October 29,
                  2000. (incorporated herein by reference to Exhibit 10 (25) of the Registrant's Form 10-K, filed on March 5, 2002.

          (26)    Pharmacia Corporation Long-Term Performance Share Unit
                  Incentive Plan, effective January 1, 2002.

                  (incorporated herein by reference to Exhibit 10 (26) of the Registrant's Form 10-K, filed on March 5, 2002.)

          (27) Standard Executive Employment Agreement. (incorporated herein by reference to Exhibit 10(27) of the Registrant's
                  Form 10-K filed on March 5, 2002.)

          (28)    Long-Term Performance Share Unit Incentive Plan.
                  (incorporated herein by reference to Exhibit 10 (1) of the Registrant's Form 10-Q, filed on May 15, 2002.)

          (29)    Amendment to Distribution Agreement, dated as of July 1,
                  2002, among Pharmacia Corporation, Solutia Inc. and
                  Monsanto Company. (incorporated herein by reference to Exhibit 10 (1) of the Registrant's Form 10-Q, filed on
                  August 13, 2002.)

          (30)    Amendment to Employee Benefits and Compensation Allocation
                  Agreement, dated as of July 1, 2002, between Pharmacia
                  Corporation and Monsanto Company. (incorporated herein by reference to Exhibit 10 (2) of the Registrant's Form 10-Q, filed on August 13, 2002.)

          (31)    Amended Employment Agreement with Tim G. Rothwell, dated
                  July 12, 2002. (incorporated herein by reference to Exhibit
                  10 (1) of the Registrant's Form 10-Q, filed on November 11,
                  2002.)

          (32) Amended Employment Agreement with Dr. Philip Needleman, dated July 12, 2002. (incorporated herein by reference to Exhibit 10 (2) of the Registrant's Form 10-Q, filed on
                  November 11, 2002.)

          (33)    Amended Employment Agreement with Carrie S. Cox, dated July
                  18, 2002. (incorporated herein by reference to Exhibit 10
                  (3) of the Registrant's Form 10-Q, filed on November 11,
                  2002.)

          (34)    Amended Employment Agreement with Dr. Goran Ando, dated
                  July 12, 2002. (incorporated herein by reference to Exhibit
                  10 (4) of the Registrant's Form 10-Q, filed on November 11,
                  2002.)

          (35)    Amended and Restated Founders Performance Contingent Shares
                  Program, effective September 17, 2002. (incorporated herein by reference to Exhibit 10 (5) of the Registrant's Form
                  10-Q, filed on November 11, 2002.)

          (36)    Amended and Restated Long-Term Performance Share Unit
                  Incentive Plan, effective July 9, 2002. (incorporated herein by reference to Exhibit 10 (6) of the Registrant's
                  Form 10-Q, filed on November 11, 2002.)

          (37)    Amended and Restated Pharmacia Corporation Operations
                  Committee Incentive Plan, effective July 9, 2002.
                  (incorporated herein by reference to Exhibit 10 (7) of the Registrant's Form 10-Q, filed on November 11, 2002.)

          (38)    Amended and Restated Pharmacia Corporation Cash Long-Term
                  Incentive Plan, effective July 9, 2002. (incorporated herein by reference to Exhibit 10 (8) of the Registrant's
                  Form 10-Q, filed on November 11, 2002.)

          (39) Amended and Restated Employment Agreement with Fred Hassan, dated December 17, 2002. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 20, 2002.)

          (40)    Amended and Restated Employment Agreement with Tim G.
                  Rothwell, dated December 17, 2002. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on December 20, 2002.)

          (41)    Amended and Restated Employment Agreement with Carrie S.
                  Cox, dated December 17, 2002. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 20, 2002.)

          (42) Amended and Restated Employment Agreement with Goran Ando, dated December 17, 2002. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on December 20, 2002.)

          (43)    Amended and Restated Employment Agreement with Philip
                  Needleman, dated December 17, 2002. (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on December 20, 2002.)

(11)              Omitted -- Inapplicable; see the discussion of Earnings Per
                  Share in Note 7, to our financial statements.

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

     PHARMACIA CORPORATION



By: /s/ Fred Hassan                By: /s/ Christopher J. Coughlin    By: /s/ Robert G. Thompson
    ----------------------------       ----------------------------       --------------------------
    Fred Hassan                        Christopher J. Coughlin            Robert G. Thompson
    Chairman and Chief Executive       Executive Vice President and       Senior Vice President
    Officer                            Chief Financial Officer            (Chief Accounting Officer)

    Date:  March 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                Power of Attorney

We, the undersigned, hereby appoint Christopher J. Coughlin and Robert G. Thompson, and each of them singly, as our true and lawful attorneys to sign for us, in our names and in the capacities indicated below, and file with the Securities and Exchange Commission any and all amendments and supplements to this Annual Report on Form 10-K.

          Signature                             Title                            Date
          ---------                             -----                            ----


/s/ Fred Hassan                    Chairman and Chief Executive Officer and   March 24, 2003
--------------------------------   Director
Fred Hassan


/s/ Frank C. Carlucci              Director                                   March 20, 2003
--------------------------------
Frank C. Carlucci


/s/ M. Kathryn Eickhoff            Director                                   March 17, 2003
--------------------------------
M. Kathryn Eickhoff


/s/ Michael Kantor                 Director                                   March 24, 2003
--------------------------------
Michael Kantor


/s/ Gwendolyn S. King              Director                                   March 24, 2003
--------------------------------
Gwendolyn S. King


/s/Philip Leder                    Director                                   March 18, 2003
--------------------------------
Philip Leder


/s/ Berthold Lindqvist             Director                                   March 18, 2003
--------------------------------
Berthold Lindqvist

          Signature                             Title                            Date
          ---------                             -----                            ----


/s/ Olof Lund                      Director                                   March 24, 2003
--------------------------------
Olof Lund


/s/ C. Steven McMillan             Director                                   March 24, 2003
--------------------------------
C. Steven McMillan


/s/ William U. Parfet              Director                                   March 17, 2003
--------------------------------
William U. Parfet


/s/ Jacobus F.M. Peters            Director                                   March 20, 2003
--------------------------------
Jacobus F.M. Peters


/s/ Ulla B. Reinius                Director                                   March 18, 2003
--------------------------------
Ulla B. Reinius


/s/ William D. Ruckelshaus         Director                                   March 19, 2003
--------------------------------
William D. Ruckelshaus


/s/ Bengt Samuelsson               Director                                   March 17, 2003
--------------------------------
Bengt Samuelsson


/s/ Robert G. Thompson            Senior Vice President                       March 24, 2003
--------------------------------  (Chief Accounting Officer)
Robert G. Thompson


/s/ Christopher J. Coughlin       Executive Vice President and                March 24, 2003
--------------------------------  Chief Financial Officer
Christopher J. Coughlin




                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred Hassan, certify that:

1. I have reviewed this annual report on Form 10-K of Pharmacia Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Fred Hassan
---------------------------------------
Fred Hassan
Chairman & Chief Executive Officer, Pharmacia Corporation

                          CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher J. Coughlin, certify that:

1. I have reviewed this annual report on Form 10-K of Pharmacia Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Christopher J. Coughlin
---------------------------------------
Christopher J. Coughlin
Executive Vice President and
   Chief Financial Officer, Pharmacia Corporation